Form 10-Q
period 1996-06-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1996-08-13
CIK 863680

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------




                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.


                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                          Commission file number    0-28288
                                 ____________________

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ______________________

                           CALIFORNIA              77-0223740
                     (STATE OF INCORPORATION)   (I.R.S. EMPLOYER
                                              IDENTIFICATION NUMBER)

                                   1049 KIEL COURT
                             SUNNYVALE, CALIFORNIA 94089
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    (408) 747-0120
                  (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes         No     X
                               ------      -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the last practicable date.

                                  15,730,051 shares
                                 As of July 31, 1996

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                  TABLE OF CONTENTS

                                                                         PAGE

                            PART I - FINANCIAL INFORMATION


Item 1   Financial Statements:

         a.   Balance Sheets
              June 30, 1996 and December 31, 1995 ..........................3

         b.   Statements of Operations
              Three and six months ended June 30, 1996 and 1995.............4

         c.   Statements of Cash Flows
              Six months ended June 30, 1996 and 1995.......................5

         d.   Notes to Financial Statements.................................6


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................8



                         PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K..................................19

         Signatures........................................................20



                                    EXHIBITS

         Index to Exhibits.................................................21


Exhibit 11.1  Statement Regarding Computation of Net Loss Per Share....... 22

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)


                                        ASSETS

                                         JUNE 30, 1996   DECEMBER 31, 1995
                                         -------------   -----------------
                                          (unaudited)
  Current assets:
   Cash and cash equivalents . . . . .      $ 29,599            $    123
   Short-term investments. . . . . . .        27,595
   Accounts receivable, net of allowance       1,731                 532
    for doubtful accounts of $84 at
    June 30, 1996 and $29 at December 31,
    1995
   Inventories . . . . . . . . . . . .         1,653               1,670
   Other current assets. . . . . . . .           442                  14
                                           ---------           ---------
   Total current assets. . . . . . . .        61,020               2,339
 Property and equipment, net . . . . .           226                  98
 Other assets. . . . . . . . . . . . .            29                  22
                                           ---------           ---------
   Total assets. . . . . . . . . . . .      $ 61,275             $ 2,459
                                           ---------           ---------
                                           ---------           ---------

                             LIABILITIES
  Current liabilities:
   Accounts payable. . . . . . . . . .       $ 1,913             $ 1,217
   Accrued liabilities . . . . . . . .           586                 547
   Customer deposits . . . . . . . . .           406                 270
   Short-term borrowings . . . . . . .             -                  45
   Current portion of long-term debt .           343               1,809
                                           ---------           ---------
   Total current liabilities . . . . .         3,248               3,888
 Long-term debt, less current portion.            27
                                           ---------           ---------
   Total liabilities . . . . . . . . .       $ 3,275             $ 3,888
                                           ---------           ---------
  Commitments and contingencies (Note 3).

                     SHAREHOLDERS' EQUITY (DEFICIT)

  Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none
  Common stock, no par value:
   Authorized: 50,000 shares;
   Issued and outstanding: 15,718 shares      64,669               4,690
   at June 30, 1996 and 11,210 shares
   at December 31, 1995
 Notes receivable for sale of
   common stock. . . . . . . . . . . .                              (104)

 Accumulated deficit . . . . . . . . .        (6,669)             (6,015)
                                           ---------           ---------
   Total shareholders' equity
     (deficit) . . . . . . . . . . . .        58,000              (1,429)
                                           ---------           ---------
   Total liabilities and shareholders'
     equity (deficit). . . . . . . . .      $ 61,275             $ 2,459
                                           ---------           ---------
                                           ---------           ---------


    The accompanying notes are an integral part of these financial statements

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                               STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)


                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                  1996        1995      1996       1995
                                 ------      ------    ------     ------

Net revenues.............       $ 2,209      $  707    $ 3,962    $ 1,235
Cost of revenues.........           853         476      1,355        858
                                 ------      ------    -------     ------
 Gross profit............         1,356         231      2,607        377
                                 ------      ------    -------     ------
Operating expenses:
 Research and
  development............         1,392         150      1,909        345
 Sales and marketing.....           479         232        882        423
 General and
  administrative.........           322         151        531        350
                                 ------      ------    -------     ------
   Total operating
     expenses............         2,193         533      3,322      1,118
                                 ------      ------    -------     ------
      Operating loss               (837)       (302)      (715)      (741)
Interest expense                   (130)       (236)      (176)      (458)
Interest income                     237          -         237          1
                                 ------      ------    -------     ------
      Net loss                  $  (730)    $  (538)   $  (654)   $(1,198)
                                 ------      ------    -------     ------

Net loss per share              $ (0.05)    $ (0.04)   $ (0.05)   $ (0.09)

Shares used in per share
 calculation                     13,328      12,765     13,046     12,765
                                 ------      ------    -------     ------





  The accompanying notes are an integral part of these financial statements

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (unaudited)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                   1996             1995
                                               ---------------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . .      $   (654)        $(1,198)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and amortization . . . . .            63              36
   Amortization of discount and
      financing costs. . . . . . . . . . .                           334
   Provision for doubtful accounts . . . .            55             (18)
   Changes in operating assets and liabilities:
    (increase) decrease in accounts
       receivable. . . . . . . . . . . . .        (1,254)            172
    (Increase) decrease in inventories . .            17             (69)
    (Increase) decrease in other assets
       and deferred costs. . . . . . . . .          (435)            219
   Increase in accounts payable  . . . . .           696             302
   Increase in accrued liabilities . . . .            39              27
   Increase in customer deposits . . . . .           136              46
   Decrease in deferred revenues . . . . .                            (2)
                                                --------         -------
   Net cash used in operating
   activities. . . . . . . . . . . . . . .        (1,337)           (151)
                                                --------         -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in short-term debt
        securities . . . . . . . . . . . .       (27,595)
     Acquisition of property and
        equipment  . . . . . . . . . . . .          (191)            (11)
                                                --------         -------
   Net cash used in investing
        activities . . . . . . . . . . . .       (27,786)            (11)
                                                --------         -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on short-term borrowings . . .           (45)            (56)
   Net proceeds from issuance of
      common stock and warrants. . . . . .        59,979
   Proceeds from short-term borrowings . .                           254
   Payments on long-term debt. . . . . . .        (1,439)
   Proceeds from notes receivable for
      common stock                                   104
                                                --------         -------
        Net cash provided by financing
          activities . . . . . . . . . . .        58,599             198
                                                --------         -------

          Net increase in cash and
           equivalents . . . . . . . . . .        29,476              36
 Cash and cash equivalents at beginning
   of period . . . . . . . . . . . . . . .           123             132
                                                --------         -------

 Cash and cash equivalents at end
   of period . . . . . . . . . . . . . . .      $ 29,599         $   168
                                                --------         -------


   The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)


1. NATURE OF OPERATIONS:

   Eclipse Surgical Technologies, Inc. (the Company) was founded in 1989 to develop, manufacture and market surgical lasers and accessories for the treatment of disease. Currently, the Company's emphasis is on development and manufacture of products used for transmyocardial revascularization (TMR), a cardiovascular procedure.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   CASH AND CASH EQUIVALENTS
   All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.

   INVENTORIES:
   Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value.

   CERTAIN RISKS AND CONCENTRATIONS:
   The Company maintains its excess cash balances in government bonds, certificates of deposit and deposits with a major U.S. bank. The Company has not experienced any losses on its deposits of cash and cash equivalents.

   The Company sells its products to hospitals and other health care providers in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses that it believes to be adequate.

   REVENUE RECOGNITION:
   The Company typically recognizes product sales upon receipt of purchase order and subsequent shipment of product. Where purchase orders allow customers an acceptance period, revenue is recognized upon acceptance. Revenues earned on a per procedure basis are recognized after the procedure has been completed.

   INTERIM FINANCIAL INFORMATION (UNAUDITED):
   The interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, contained in the registration statement on Form S-1 declared effective May 31, 1996.

                     ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   NET LOSS PER SHARE:
   Net loss per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalent shares. Common stock equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common stock equivalent shares consist of stock options and warrants (using the treasury stock method in all periods presented). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common stock equivalent shares issued by the Company during the twelve months preceding the initial offering date, using the treasury stock method and the assumed public offering price per share, have been included in the calculation of net loss per share for all periods presented.

3. SHORT-TERM INVESTMENTS

   Short-term investments consist of debt securities with remaining maturity of more than three months when purchased. The Company has determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and market value of the Company's investments was not material at June 30, 1996.

4. COMMITMENTS AND CONTINGENCIES:

   The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes, based on review by its legal counsel, that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

   The Company has entered into purchase commitments totalling approximately $1 million deliverable through December 31, 1996.

5. ISSUANCE OF COMMON STOCK AND COMPLETION OF INITIAL PUBLIC OFFERING:

   On May 31, 1996 the Company issued 4,000,000 shares of its common stock in its initial public offering. The Company received approximately $58,000,000, net of issuance costs and underwriters' commissions. Of the proceeds, approximately $1,350,000 was used to retire outstanding debt. The balance has been invested in short-term investments.

   A three for one split of the Company's common stock was effected in April 1996. Management has retroactively applied the effect of the stock split for all periods presented.

                    ECLIPSE SURGICAL TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW.

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, DECLARED EFFECTIVE MAY 31, 1996.

OVERVIEW

   The Company was founded in 1989. From 1989 through September 1995, the Company engaged in research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1995, the Company determined that there is a significant opportunity in the TMR market, and that the Company is well-positioned to enter this market because of the Company's expertise with laser-based surgical techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, the Company changed its strategic direction and began to apply its laser expertise toward the nascent TMR market.

   Since late 1995, the Company has been engaged in restructuring its operations and expanding its management team in order to focus on the development and commercialization of its TMR products. In September 1995, the Company received an IDE from the FDA allowing it to begin selling its TMR products for investigational use only, and commenced clinical trials in the United States and Europe in November 1995. The Company is currently in Phase II of its initial TMR clinical trial. As of June 30, 1996, the Company had shipped a total of 29 TMR systems.

   To date, the Company has focused on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. At June 30, 1996, the Company had an accumulated deficit of $6.7 million. Research and development efforts have been funded primarily through equity placements in the aggregate amount of $64.6 million since inception and periodic borrowings from shareholders. The Company expects to continue to incur operating losses related to research and development activities including clinical studies, the expansion of sales and marketing resources and the continued development of corporate infrastructure. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's clinical trials, the status and timing of regulatory approval, the timing of market acceptance, if any, of the Company's products, and the efforts required to develop the Company's sales and marketing organization.

RESULTS OF OPERATIONS

REVENUES

   Revenues increased to $3.9 million for the six months ended June 30, 1996 from $1.2 million in the corresponding period in 1995, and were $2.2 million in the second quarter of 1996 compared to $707,000 in the second quarter of 1995. These increases were primarily due to commencement of significant sales of the Company's TMR products at the end of 1995. TMR products accounted for 87% and 88% of revenues in the three and six months ended June 30, 1996, respectively, as compared to 21% and 12% of revenues for the quarter and six months ended June 30, 1995, respectively. These increased sales also resulted in increased accounts receivable of $1.7 million at June 30, 1996 compared to $532,000 at December 31, 1995.

   Future revenues could be affected by the timing and manner of sale of a limited number of units of TMR laser systems. In order to assist hospitals in making the substantial investment in the Company's laser system, the Company intends either to sell systems to hospitals outright or to place systems with the hospital for a placement fee plus an additional fee for each procedure performed. The list price of the Company's laser base units, the timing of individual orders and shipments, as well as the manner of sale, could significantly impact quarter to quarter results.

GROSS PROFIT

   Gross profit increased to $2.6 million for the six months ended June 30, 1996 from $377,000 for the corresponding period in 1995. For the second quarter of 1996, gross profit increased to $1.3 million as compared to $231,000 for the corresponding period in 1995. The gross profit percentage increased to 61.4% and 65.8% for the quarter and six months ended June 30, 1996, respectively, from 32.7% and 30.5% for the corresponding periods of 1995. These increases in gross profit and gross profit percentage reflect increased sales of TMR products which generally have a higher margin than non-TMR surgical products.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses increased to $1.9 million or 48.2% of net revenues for the six months ended June 30, 1996 from $345,000 or 27.9% of net revenues for the six months ended June 30, 1995. In the second quarter of 1996 research and development expenses increased to $1.4 million or 63.0% of net revenues from $150,000 or 21.2% in the corresponding period in 1995. In late
1995 the Company restructured its operations to focus on TMR products.   As a
result, research and development expenses have increased significantly, reflecting the expansion and progression of clinical trials and significant increases in new product development costs. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. Accordingly, the Company believes that research and development expenses will continue to increase in future periods.

SALES AND MARKETING

   Sales and marketing expenses increased to $882,000 or 22.3% of net revenues in the six months ended June 30, 1996 from $423,000 or 34.3% of net revenues in the corresponding period in 1995, and to $479,000 or 21.7% of net revenues in the second quarter of 1996 from $232,000 or 32.8% of net revenues in the second quarter of 1995. The increase in both the three and six months ended June 30,1996 reflects the Company's application of additional resources to the TMR market including expansion of the Company's sales and marketing staff and increased travel and trade show expenses, as well as expenses associated with the commencement of clinical trials for the Company's TMR products in late 1995 and associated recruitment of participating physicians and hospitals. The decrease in these expenditures as a percentage of revenue reflects the growth in net revenues since 1995. The Company expects that sales and marketing expenses will continue to increase significantly as the Company continues to focus resources on the development of the TMR market.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses increased to $531,000 or 13.4% of net revenues for the six months ended June 30, 1996 from $350,000 or 28.3% of net revenues for the six months ended June 30, 1995, and in the second quarter of 1996 increased to $322,000 or 14.6% of net revenues from $151,000 or 21.4% of net revenues in the second quarter in 1995. These increases reflect the establishment of an in-house patent/legal department in 1996, and increased audit, legal and consulting expenses related primarily to operating as a publicly traded entity. The Company anticipates that expenditures for general and administrative expenses may increase substantially reflecting the commitment of resources to expand the Company's systems and infrastructure as well as compliance and other costs associated with operating as a publicly traded corporation.

INTEREST INCOME AND EXPENSE

   Interest income was $237,000 for the three and six months ended June 30, 1996. Prior to its initial public offering in May 1996, the Company had limited cash balances and therefore earned little if any interest income. The interest income earned in the second quarter of 1996 reflects income generated by investment of the initial public offering proceeds.

   Interest expense decreased to $130,000 and $176,000 in the quarter and six months ended June 30, 1996, respectively, as compared to $236,000 and $458,000 in the corresponding periods of 1995. These decreases were attributable to lower levels of indebtedness in 1996 and the cessation of amortization of a discount on notes payable in 1995.


LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At June 30, 1996, the Company had an accumulated deficit of $6.7 million.

   In the six months ended June 30, 1996, the Company's operating activities used $1.3 million in cash, due primarily to the Company's net loss as well as increases in accounts receivable and other assets, offset in part by an increase in accounts payable. Financing activities during such period generated $60 million in cash, primarily due to the approximate $58 million in net proceeds from the Company's initial public offering in May 1996 as well as additional stock sales in March 1996. At June 30, 1996 the Company had aggregate cash balances and investments of $57 million, and an aggregate of $343,000 of indebtedness to shareholders bearing interest at 10% per annum.

   The Company anticipates that the funds available from its current cash and investment balances, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least calendar year 1997. There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

                                     RISK FACTORS

   The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report.

EARLY STAGE OF CLINICAL TRIALS

   The Company must obtain marketing approval ("PMA") from the U.S. Food and Drug Administration (the "FDA") before the Company will be able to offer its products for transmyocardial revascularization ("TMR") on a commercial basis in the U.S. A necessary prerequisite for submitting a PMA application is completion of clinical testing to demonstrate the safety and effectiveness of the Company's TMR products.

   The Company is currently at an early stage of clinical testing. The Company has completed Phase I and is currently in Phase II of its initial clinical study. Phase II will involve a minimum of 126 patient trials. The study, including 12-month patient follow-up reviews, is currently expected to be completed in the fourth quarter 1997. The Company has also commenced Phase I of its second clinical trial. Completion of the clinical studies on a timely basis will depend on the Company's ability to establish TMR sites and enroll participating patients. In addition, the clinical studies will require substantial financial and management resources. There can be no assurance that the Company will have the resources necessary to complete such clinical studies. Furthermore, there can be no assurance that the Company's clinical studies will be completed within the currently anticipated time frame or otherwise in a timely manner, nor that such clinical studies will demonstrate the safety and effectiveness of the Company's TMR products to the extent necessary to obtain FDA and other regulatory approvals and establish a commercial market for the Company's products. Moreover, results of the initial clinical testing are not necessarily predictive of results to be achieved in later clinical studies, if undertaken, or commercially, if a PMA is obtained. Failure to complete the Company's clinical studies in a timely manner or to demonstrate the safety and effectiveness of the Company's TMR products could delay or prevent regulatory approval and would materially and adversely affect the Company's business, financial condition and results of operations.

NO ASSURANCE OF FDA OR OTHER REQUIRED GOVERNMENTAL APPROVALS

   The Company's products are regulated in the U.S. as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and, as such, require FDA approval of a PMA application prior to commercial sale in the U.S. The FDA approves PMA applications for specific indications only and FDA policy prohibits commercial marketing of devices for indications that have not been approved by the FDA. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities is lengthy, expensive and inherently uncertain, generally takes several years or longer to complete, if approval is obtained at all, and requires the submission of extensive clinical data and supporting information to the FDA. There can be no assurance that FDA approval of products developed by the Company will be obtained on a timely basis, if at all. Furthermore, there can be no assurance that FDA approval will be obtained for any or all indications sought by the Company. Failure to obtain FDA approval on a timely basis or for the indications sought by the Company would materially and adversely affect the Company's business, financial condition and results of operations.

   Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices that require a PMA but are not yet approved domestically. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Although the Company is seeking regulatory approval to begin marketing of its products outside the U.S., there can be no assurance that such approval will be received on a timely basis, if at all.

   Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, medical device manufacturers must comply with numerous other requirements of the FDA and certain foreign regulatory authorities. For example, the Company will be required to obtain the European Conforming Mark (the "CE Mark") by June 1998 for its products in order to continue to sell its products after such date in European Union countries. Product approvals can be withdrawn for failure to comply with regulatory standards or because of unforeseen problems following initial marketing. The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9000 standards. Failure to meet these requirements would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; NO ASSURANCE OF MARKET ACCEPTANCE

   The Company's ability to successfully commercialize its TMR products will depend upon its ability to achieve acceptance of its TMR systems and procedures among cardiologists, cardiac surgeons and other members of the medical community. The Company believes that it will not achieve such acceptance until such time, if any, as the Company's TMR products can be demonstrated to be safe, efficacious and cost-effective. Even if the clinical safety and effectiveness of the Company's TMR products is established, cardiologists, cardiac surgeons and other members of the medical community may elect not to recommend TMR for any number of other reasons. Broad use of the Company's TMR products will require training of numerous physicians, and the time required to complete such training could adversely affect market acceptance. Moreover, even if TMR becomes generally accepted by the medical community, physicians trained in competitive TMR products may elect not to consider the Company's products, or may elect instead to recommend a competitor's products. Failure of the Company's products to achieve significant market acceptance would materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON SINGLE PRODUCT LINE

   The Company has elected to focus its resources on the continued development and refinement of its TMR products. If the Company is unable to obtain requisite regulatory approvals or to achieve commercial acceptance of its TMR products, the Company's business, financial condition and results of operations will be materially and adversely affected and could result in cessation of the Company's current business.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

   The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The Company holds five U.S. patents and related foreign patents relating to surgical treatment with lasers and fiber-optic handpieces, and has applied for or is in the process of applying for additional patents relating to its laser technology, TMR applications and fiber-optic handpieces. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

   The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

   The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, competitors of the Company have been issued a number of patents related to TMR. In September 1995, the Company received from a competitor a notice of potential infringement of the competitor's patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. In January 1996, the Company received from a second competitor a notice of potential infringement of the competitor's patent regarding a method to perform TMR using fiber optics. The Company has concluded in each case, following discussion with its patent counsel, that it does not utilize the process and/or apparatus which is the subject of the patent at issue, and has responded to the respective competitor to such effect. The Company has received no further correspondence on either matter. There can be no assurance, however, that further claims or proceedings will not be initiated by either competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent or to redesign its products or processes to avoid infringement.

   Patent applications in the U.S. are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Accordingly, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or internationally. In the event the Company were to require licenses to patents issued to third parties, there can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would materially and adversely affect the Company's business, financial condition and results of operations.

EXPECTATION OF INTENSE MARKET COMPETITION

   The Company expects that the market for TMR, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include two laser competitors, PLC Systems, Inc. ("PLC") and CardioGenesis Corporation ("CardioGenesis"), both of which are currently selling TMR products for investigational use in the U.S. and abroad. PLC and CardioGenesis have already received the CE Mark which allows the sales of its products commercially in all European Union countries. Other competitors may include additional companies that elect to enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have significantly greater financial, development, marketing and other resources than the Company. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected.

   TMR also competes with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and in the future intends to pursue the safety and effectiveness of TMR when used in conjunction with other treatments, there can be no assurance that the Company's TMR products will be accepted in these markets. There can be no assurance that physicians will use the Company's TMR procedures to replace or supplement established treatments, or that the Company's TMR procedures will be competitive with current or future technologies. Such competition could materially and adversely affect the Company's business, financial condition and results of operations.

   Any product developed by the Company that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which the Company is able to develop products, complete clinical testing and regulatory approval processes, gain third party reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would materially and adversely affect the Company's business, financial condition and results of operations.

LIMITED HISTORY OF TMR OPERATIONS; HISTORY OF OPERATING LOSSES

   Although the Company commenced operations in June 1989, the Company's operations to date have consisted primarily of the manufacture and sale of non-TMR related laser products and accessories. The Company commenced its operations and clinical studies with respect to TMR products in September 1995, and accordingly has limited experience to date with the TMR market and TMR products.

   From inception to June 30, 1996, the Company incurred cumulative net losses of approximately $6.7 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's TMR products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.


POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID CHANGE

   The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. In this regard, a number of members of the Company's senior management team have only recently joined the Company. Moreover, certain members of such management team have limited or no experience as a senior executive of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, complete clinical trials in progress, prepare additional products for clinical trials and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, training, and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could materially and adversely affect the Company's business, financial condition and results of operations.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

   Results of operations are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the timing and results of clinical trials; FDA limitations on the number of units sold while in clinical trials; delays associated with the FDA and other regulatory approval processes; health care reform and reimbursement policies; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of new or enhanced products offered by the Company or its competitors; product quality problems; personnel changes; changes in Company strategy; and the level of international sales. Quarter to quarter operating results could also be affected by the timing of the receipt of individual customer orders, order fulfillment and revenue recognition with respect to small numbers of individual laser base units, since each unit carries a high price per unit.

   Significant resources are continually being expended to develop new and improved treatment methodologies for coronary artery disease. Accordingly, the market acceptance and commercial success of the Company's TMR products and procedures will depend not only on the safety and effectiveness of the Company's TMR products and procedures but also the relative safety and effectiveness of alternative treatment measures, which alternatives could potentially include new treatments or improvements or adjuncts to existing treatments. Accordingly, the improvement of existing alternative treatment measures or emergence of new alternative treatments would materially and adversely affect the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING THIRD PARTY REIMBURSEMENT

   The Company expects that its ability to successfully commercialize its products will depend significantly on the availability of reimbursement for surgical procedures using the Company's products from third party payors such as governmental programs, private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment. Notwithstanding FDA approval, if granted, third party payors may deny reimbursement if the payor determines that a therapeutic medical device is unnecessary, inappropriate, not cost-effective or experimental or is used for a non-approved indication.

   The Health Care Financing Administration ("HCFA") has recently issued a policy indicating that Medicare coverage will not be precluded for investigational procedures furnished in accordance with FDA-approved protocols governing clinical trials. TMR procedures performed using the Company's products, in the limited trials to date, have received Medicare reimbursement. There can be no assurance, however, that HCFA will continue to provide reimbursement for TMR, or will continue to provide such reimbursement at levels adequate to permit hospitals to perform the Company's TMR procedures.

   There can be no assurance as to whether third party payors will cover TMR or as to the levels of reimbursement. There also can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. Fundamental reforms in the healthcare industry in the U.S.
and Europe that could affect the availability of third party reimbursement continue to be proposed, and the Company cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition and results of operations could be materially and adversely affected.

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

   The Company has made limited sales of its TMR products to date, for investigational use only. Accordingly, the Company has maintained a limited sales and marketing organization in the U.S. and abroad. The Company plans to market its TMR products, if approved, through a direct sales force in the U.S. and through a relationship with a major cardiovascular surgical products company or companies for international sales. Establishment of a sales force capable of effectively commercializing the Company's TMR products will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that the Company's international distributor will devote sufficient resources to development of the markets for the Company's products or will be successful in such commercialization efforts. The Company has granted its international distributor exclusive foreign rights. This agreement may be terminated by the Company under limited circumstances.

RISK OF PRODUCT LIABILITY

   The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death, and there can be no assurance that material product liability claims will not be assessed against the Company in the future. The Company maintains insurance against product liability claims in the amount of $3 million per occurrence and $3 million in the aggregate, and expects to seek to increase such coverage if and when a PMA is obtained. However, there can be no assurance that such coverage will continue to be available in the amount desired or on terms acceptable to the Company, or that such coverage will be adequate for liabilities actually incurred. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. Any uninsured or underinsured claim brought against the Company or any claim or product recall that results in significant cost to or adverse publicity against the Company could materially and adversely affect the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

   The Company's success will depend in part on its ability to manufacture its products in a timely, cost-effective manner and in compliance with GMP, ISO 9000 and other regulatory requirements. The manufacture of the Company's products is a labor-intensive, complex operation involving a number of separate processes and components. The Company's manufacturing activities to date have consisted primarily of manufacturing limited quantities of systems for use in clinical trials. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives regulatory approval for its TMR products. Furthermore, as a condition to receipt of PMA approval, the Company's facilities, procedures and practices will be subject to pre-approval and ongoing GMP inspections by FDA.

   Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. There can be no assurance that manufacturing yields, costs or quality will not be adversely affected as the Company seeks to increase production, and any such adverse effect could materially and adversely affect the Company's business, financial condition and results of operations.

   The Company currently purchases certain laser and fiber-optic components from single sources. Although the Company has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. There can be no assurance that materials obtained from outside suppliers will continue to be available in adequate quantities or at the times required by the Company or that the Company will be able to locate alternative suppliers on a timely basis. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, would materially and adversely affect the Company's business, financial condition and results of operations. The Company expects to manufacture its products based on forecasted product orders, and intends to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms and general demand for a component at a given time. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

DEPENDENCE ON KEY PERSONNEL

   The Company's future business and operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, including Douglas Murphy-
Chutorian, M.D., the Company's Chief Executive Officer. The Company maintains a key person life insurance policy on Dr. Murphy-Chutorian in the amount of $2 million. The Company's future business and operating results also depend in significant part upon its ability to attract and retain qualified additional management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially and adversely affect the Company's business, financial condition and results of operations.

TRADING MARKET FOR COMMON STOCK; POTENTIAL VOLATILITY OF STOCK PRICE

   Prior to the initial public offering on May 31, 1996 , there was no public market for the Company's common stock, and there can be no assurance that an active trading market will develop or be sustained. The market price of the common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, healthcare reform measures, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of early stage companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

CONCENTRATION OF SHARE OWNERSHIP

   The present directors and executive officers of the Company and their affiliates beneficially own approximately 33.1% of the outstanding common stock. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

   Sales of a substantial number of shares of common stock in the public market following the offering could adversely affect the market price for the common stock. The number of shares of common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and by lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the initial public offering, May 31, 1996, without the prior written consent of PaineWebber Incorporated. However, PaineWebber Incorporated may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. As a result of these restrictions, based on shares outstanding as of May 31, 1996, a total of 205,353 shares other than the 4,000,000 shares sold by the Company in its initial public offering were eligible for sale from and after May 31, 1996; an additional 133,335 shares will be eligible for sale 90 days after May 31, 1996 pursuant to Rule 144; and an additional 9,680,508 shares will be eligible for sale 180 days after May 31, 1996 under Rule 144, upon expiration of the lock-up agreements. In addition, the Company registered a total of 4,444,756 shares of common stock subject to outstanding options or reserved for issuance under the Company's Stock Option Plan, Director Stock Option Plan and Employee Stock Purchase Plan. Further, upon expiration of the lock-up agreements referred to above, holders of approximately 10,253,016 shares of common stock will be entitled to certain registration rights, including 217,917 shares which have the right to demand registration. Such demands may be made as early as 180 days following the offering. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could materially and adversely affect the market price for the common stock.

DISCRETION OF MANAGEMENT IN USE OF PROCEEDS

   The net proceeds of the initial public offering were approximately
$58 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company anticipates that it will utilize approximately $15 million of the net proceeds for research and development, approximately $15 million for expansion of sales and marketing resources, approximately $3 million for capital expenditures, including expansion of manufacturing facilities, and approximately $2 million for repayment of outstanding indebtedness, and that the balance of the proceeds, approximately $21 million, will be used for general corporate purposes including working capital, however, management of the Company will have complete discretion of the application of the proceeds. There can be no assurance that business developments and opportunities will not require the Company to utilize the proceeds in a manner different than presently anticipated, or that the Board of Directors and management will not determine for other reasons to utilize the proceeds in a different manner.

POTENTIAL NEED FOR ADDITIONAL CAPITAL

   Although the Company anticipates that its current cash, cash equivalents and investments, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least calendar year 1997, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend upon the progress of expansion of the Company's clinical trials and any need for additional trials or other testing of the Company's products, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

                    ECLIPSE SURGICAL TECHNOLOGIES, INC.

                         PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    The Company is not involved in any material litigation outside of the ordinary course of business.

ITEM 5. OTHER INFORMATION

    On June 5, 1996, the Company closed its initial public offering from which it received net proceeds of approximately $58 million from the sale of 4,000,000 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBIT

         See page 22 for Exhibit 11.1, Statement Regarding Computation of Net Loss Per Share.

     b.) REPORTS ON FORM 8-K

         None

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                      Registrant



Date:     August 12, 1996             /S/  BARBARA A. DREBLOW
                                      ------------------------------------
                                      Barbara A. Dreblow
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)


Date:     August 12, 1996             /S/  DOUGLAS MURPHY-CHUTORIAN, M.D.
                                      ------------------------------------
                                      Douglas Murphy-Chutorian, M.D.
                                      Chief Executive Officer

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                   INDEX TO EXHIBIT


EXHIBIT
NUMBER
- --------
11.1      Statement Regarding Computation of Net Loss Per Share  ...... 22