Form 10-Q
period 1996-09-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1996-11-12
CIK 863680

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                        Commission file number    0-28288
                                                  -------

                             ----------------------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------



                    CALIFORNIA                   77-0223740
                    ----------                   ----------
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

                            Yes    X    No
                                ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the last practicable date.

                                15,913,591 shares
                             As of November 8, 1996

--------------------------------------------------------------------------------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                      Page
                                                                      ----

                         PART I - FINANCIAL INFORMATION


Item 1         Financial Statements:

               a.   Balance Sheets
                    September 30, 1996 and December 31, 1995................3

               b.   Statements of Operations
                    Three and nine months ended
                    September 30, 1996 and 1995.............................4

               c.   Statements of Cash Flows
                    Nine months ended September  30, 1996 and 1995..........5

               d.   Notes to Financial Statements...........................6


Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................8



                           PART II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K............................19

               Signatures..................................................20



                                    EXHIBITS

               Index to  Exhibits..........................................21


Exhibit 11.1   Statement Regarding Computation of Net Loss Per Share.......22

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)




                          ASSETS

                                                        SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                        ------------------  -----------------
                                                            (unaudited)


Current assets:
   Cash and cash equivalents . . . . . . . . . . . . .         $26,254           $123
   Short-term investments. . . . . . . . . . . . . . .          27,578
   Accounts receivable, net of allowance for
     doubtful accounts of $186 at September 30,
     1996 and $29 at December 31, 1995 . . . . . . . .           2,533            532
   Inventories . . . . . . . . . . . . . . . . . . . .           1,908          1,670
   Other current assets. . . . . . . . . . . . . . . .           1,273             14
                                                             ---------        -------
    Total current assets . . . . . . . . . . . . . . .          59,546          2,339
   Property and equipment, net . . . . . . . . . . . .             563             98
   Other assets. . . . . . . . . . . . . . . . . . . .             359             22
                                                             ---------        -------
     Total assets. . . . . . . . . . . . . . . . . . .        $ 60,468         $2,459
                                                             ---------        -------
                                                             ---------        -------

                            LIABILITIES

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . .         $ 1,864         $1,217
   Accrued liabilities . . . . . . . . . . . . . . . .             496            547
   Customer deposits . . . . . . . . . . . . . . . . .             202            270
   Short-term borrowings . . . . . . . . . . . . . . .                             45
   Current portion of long-term debt . . . . . . . . .             117          1,809
                                                             ---------        -------
     Total current liabilities . . . . . . . . . . . .           2,679          3,888
Long-term debt, less current portion . . . . . . . . .              29
                                                             ---------        -------
   Total liabilities . . . . . . . . . . . . . . . . .         $ 2,708         $3,888
                                                             ---------        -------
Commitments and contingencies (Note 4).

                       SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none
Common stock, no par value:
   Authorized: 50,000 shares;
   Issued and outstanding: 15,905 shares at
   September 30, 1996 and 11,210 shares at
   December 31, 1995 . . . . . . . . . . . . . . . . .          65,103          4,690
Notes receivable for sale of common stock. . . . . . .                           (104)

Accumulated deficit. . . . . . . . . . . . . . . . . .          (7,343)        (6,015)
                                                             ---------        -------
     Total shareholders' equity (deficit). . . . . . .          57,760         (1,429)
                                                             ---------        -------
     Total liabilities and shareholders' equity
      (deficit). . . . . . . . . . . . . . . . . . . .        $ 60,468         $2,459
                                                             ---------        -------
                                                             ---------        -------


    The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                       THREE MONTHS  ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      1996            1995          1996           1995
                                                     ------          -------       -------       -------

Net revenues . . . . . . . . . . . . . . . . . . .   $ 2,863         $  450        $ 6,825        $ 1,685
Cost of revenues . . . . . . . . . . . . . . . . .       978            359          2,333          1,217
                                                     -------         ------       --------        -------
   Gross profit. . . . . . . . . . . . . . . . . .     1,885             91          4,492            468
                                                     -------         ------       --------        -------
Operating expenses:
   Research and development. . . . . . . . . . . .     1,868            227          3,777            572
   Sales and marketing . . . . . . . . . . . . . .       763            128          1,645            551
   General and administrative. . . . . . . . . . .       648            196          1,179            546
                                                     -------         ------       --------        -------
      Total operating expenses . . . . . . . . . .     3,279            551          6,601          1,669
                                                     -------         ------       --------        -------
        Loss from operations . . . . . . . . . . .    (1,394)          (460)        (2,109)        (1,201)
Interest income. . . . . . . . . . . . . . . . . .       736                           972              1
Interest expense . . . . . . . . . . . . . . . . .       (16)          (256)          (191)          (714)
                                                     -------         ------       --------        -------
        Net loss . . . . . . . . . . . . . . . . .   $  (674)        $ (716)       $(1,328)       $(1,914)
                                                     -------         ------       --------        -------
                                                     -------         ------       --------        -------

Net loss per share . . . . . . . . . . . . . . . .   $ (0.04)        $(0.06)       $ (0.09)       $ (0.15)
                                                     -------         ------       --------        -------
                                                     -------         ------       --------        -------

Shares used in per share calculation . . . . . . .    15,775         12,765         14,206         12,765
                                                     -------         ------       --------        -------
                                                     -------         ------       --------        -------



    The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                                    NINE MONTHS ENDED
                                                                                                     SEPTEMBER  30,
                                                                                                     --------------
                                                                                                    1996       1995
                                                                                                 --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (1,328)    $(1913)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .             94         54
     Amortization of discount and financing costs. . . . . . . . . . . . . . . . . . . . .                       501
     Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . .            157         17
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable . . . . . . . . . . . . . . . . . . . .         (2,158)       221
        (Increase) decrease in inventories . . . . . . . . . . . . . . . . . . . . . . . .           (238)      (140)
        (Increase) decrease in other assets and deferred costs . . . . . . . . . . . . . .         (1,596)       413
        Increase  in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            647        409
        Increase (decrease) in accrued liabilities . . . . . . . . . . . . . . . . . . . .            (51)       171
        Increase (decrease) in customer deposits . . . . . . . . . . . . . . . . . . . . .            (68)       121
                                                                                                 ---------    -------
          Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . .         (4,541)      (146)
                                                                                                 ---------    -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in short-term debt securities . . . . . . . . . . . . . . . . . . . . . . .        (27,578)
    Acquisition of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . .           (559)       (13)
                                                                                                 ---------    -------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .        (28,137)       (13)
                                                                                                 ---------    -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (45)      (522)
  Net proceeds from issuance of common stock and warrants. . . . . . . . . . . . . . . . .         60,413
  Proceeds from short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .             29        683
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,692)
  Proceeds from repayment of notes receivable for common stock . . . . . . . . . . . . . .            104
                                                                                                 ---------    -------
          Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .         58,809        161
                                                                                                 ---------    -------
            Net increase in cash and equivalents . . . . . . . . . . . . . . . . . . . . .         26,131          2
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .            123        132
                                                                                                 ---------    -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .        $26,254     $  134
                                                                                                 ---------    -------
                                                                                                 ---------    -------

    The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.        NATURE OF OPERATIONS:

          Eclipse Surgical Technologies, Inc. (the "Company") was founded in 1989 to develop, manufacture and market surgical lasers and accessories for the treatment of disease. Currently, the Company's emphasis is on development and manufacture of products used for transmyocardial revascularization (TMR), a cardiovascular procedure.


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

          INTERIM FINANCIAL INFORMATION:
          The interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, contained in the registration statement on Form S-1 declared effective May 31, 1996.

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

3.        SHORT-TERM INVESTMENTS

          Short-term investments consist of debt securities with remaining maturity of more than three months when purchased. The Company has determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and market value of the Company's investments was not material at September 30, 1996.

4.        COMMITMENTS AND CONTINGENCIES

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

          The Company has entered into purchase commitments totalling approximately $2 million deliverable through March 1997.

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

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW.

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

     Since late 1995, the Company has been engaged in restructuring its operations and expanding its management team in order to focus on the development and commercialization of its TMR products. In September 1995, the Company received an IDE ("Investigational Drug Exemption") from the FDA allowing it to begin selling its TMR products for investigational use only, and commenced clinical trials in the United States and Europe in November 1995. The Company is currently in Phase II of its initial TMR clinical trial. As of September 30, 1996, the Company had shipped a total of 44 TMR systems.

     To date, the Company has focused on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. At September 30, 1996, the Company had an accumulated deficit of $7.3 million. Research and development efforts have been funded primarily through equity placements in the aggregate amount of $64.6 million since inception and periodic borrowings from shareholders. The Company expects to continue to incur operating losses related to research and development activities including clinical studies, the expansion of sales and marketing resources and the continued development of corporate infrastructure. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's clinical trials, the status and timing of regulatory approval, the timing of market acceptance, if any, of the Company's products, and the efforts required to develop the Company's sales and marketing organization.

RESULTS OF OPERATIONS

REVENUES

     Revenues increased to $6.8 million for the nine months ended September 30, 1996 from $1.7 million in the corresponding period in 1995, and were $2.9 million in the third quarter of 1996 compared to $450,000 in the third quarter of 1995. These increases were primarily due to commencement of significant sales of the Company's TMR products at the end of 1995. TMR products accounted for 95% and 91% of revenues in the three and nine months ended September 30, 1996, respectively, as compared to 40% and 20% of revenues for the quarter and nine months ended September 30, 1995, respectively. These increased sales also resulted in increased accounts receivable of $2.7 million at September 30, 1996 compared to $532,000 at December 31, 1995.

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

GROSS PROFIT

     Gross profit increased to $4.5 million for the nine months ended September 30, 1996 from $468,000 for the corresponding period in 1995. For the third quarter of 1996, gross profit increased to $1.9 million as compared to $91,000 for the corresponding period in 1995. The gross profit percentage increased to 66% for the quarter and nine months ended September 30, 1996, respectively, from 20% and 28% for the corresponding periods of 1995. These increases in gross profit and gross profit percentage reflect increased sales of TMR products which generally have a higher margin than non-TMR surgical products.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased to $3.8 million or 55% of net revenues for the nine months ended September 30, 1996 from $572,000 or 34% of net revenues for the nine months ended September 30, 1995. In the third quarter of 1996 research and development expenses increased to $1.9 million or 65% of net revenues from $227,000 or 50% in the corresponding period in 1995. In late
1995 the Company refocused its operations on TMR products.   As a result,
research and development expenses have increased significantly, reflecting the expansion and progression of clinical trials and significant increases in new product development costs. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. Accordingly, the Company believes that research and development expenses will continue to increase in future periods.

SALES AND MARKETING

     Sales and marketing expenses increased to $1.6 million or 24% of net revenues in the nine months ended September 30, 1996 from $551,000 or 33% of net revenues in the corresponding period in 1995, and to $763,000 or 27% of net revenues in the third quarter of 1996 from $128,000 or 28% of net revenues in the third quarter of 1995. The increase in both the three and nine months ended September 30,1996 reflects the Company's application of additional resources to the TMR market including expansion of the Company's sales and marketing staff and increased travel and trade show expenses, as well as commissions and expenses associated with the commencement of clinical trials for the Company's TMR products in late 1995 and associated recruitment of participating physicians and hospitals. The decrease in these expenditures as a percentage of revenue reflects the growth in net revenues in 1996. The Company expects that sales and marketing expenses will continue to increase significantly as the Company continues to focus resources on the development of the TMR market.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $1.2 million or 17% of net revenues for the nine months ended September 30, 1996 from $546,000 or 32% of net revenues for the nine months ended September 30, 1995, and in the third quarter of 1996 increased to $648,000 or 23% of net revenues from $196,000 or 44% of net revenues in the third quarter in 1995. These increases reflect the establishment of an in-house patent/legal department in 1996, and increased audit, legal and consulting expenses related primarily to operating as a publicly traded entity. The Company anticipates that expenditures for general and administrative expenses may increase substantially reflecting the commitment of resources to expand the Company's systems and infrastructure as well as compliance and other costs associated with operating as a publicly traded corporation.

INTEREST INCOME AND EXPENSE

     Interest income increased to $972,000 for the nine months ended September 30, 1996 from $1,000 for the nine months ended September 30, 1995, and in the the third quarter of 1996 was $736,000. Prior to its initial public offering in May 1996, the Company had limited cash balances and therefore earned little if any interest income. The interest income earned in the third quarter of 1996 reflects income generated by investment of the initial public offering proceeds.


     Interest expense decreased to $16,000 and $191,000 in the quarter and nine months ended September 30, 1996, respectively, as compared to $256,000 and $714,000 in the corresponding periods of 1995. These decreases were attributable to lower levels of indebtedness in 1996 and the cessation of amortization of a discount on notes payable in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At September 30, 1996, the Company had an accumulated deficit of $7.3 million.

     In the nine months ended September 30, 1996, the Company's operating activities used $4.5 million in cash, due to the Company's net loss, an increase in accounts receivable and an increase in other assets, offset in part by an increase in accounts payable. Financing activities during such period generated $59 million in cash, primarily due to the approximate $58 million in net proceeds from the Company's initial public offering in May 1996 as well as additional stock sales in March 1996. At September 30, 1996 the Company had aggregate cash balances and investments of $54 million, and an aggregate of $117,000 of indebtedness to shareholders bearing interest at 10% per annum.





     The Company anticipates that the funds available from its current cash and investment balances, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements at least through calendar year 1997. There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

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

     From inception to September 30, 1996, the Company incurred cumulative net losses of approximately $7.3 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's TMR products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.


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

DEPENDENCE ON KEY PERSONNEL

     The Company's future business and operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, including Douglas Murphy-Chutorian, M.D., the Company's Chief Executive Officer. The Company maintains a key person life insurance policy on Dr. Murphy-Chutorian in the amount of $2 million. The Company's future business and operating results also depend in significant part upon its ability to attract and retain qualified additional management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially and adversely affect the Company's business, financial condition and results of operations.

TRADING MARKET FOR COMMON STOCK; POTENTIAL VOLATILITY OF STOCK PRICE

     Prior to the Company's initial public offering on May 31, 1996 there was no public market for the Company's common stock, and there can be no assurance that an active trading market will develop or be sustained. The market price of the common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, healthcare reform measures, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of early stage companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.


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

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

     Sales of a substantial number of shares of common stock in the public market following the offering could adversely affect the market price for the common stock. The number of shares of common stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and by lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the initial public offering, May 31, 1996, without the prior written consent of PaineWebber Incorporated. However, PaineWebber Incorporated may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. As a result of these restrictions, based on shares outstanding as of May 31, 1996, a total of 205,353 shares other than the 4,000,000 shares sold by the Company in its initial public offering were eligible for sale from and after May 31, 1996; an additional 133,335 shares were eligible for sale 90 days after May 31, 1996 pursuant to Rule 144; and an additional 9,680,508 shares will be eligible for sale 180 days after May 31, 1996 under Rule 144, upon expiration of the lock-up agreements. In addition, the Company registered a total of 4,444,756 shares of common stock subject to outstanding options or reserved for issuance under the Company's Stock Option Plan, Director Stock Option Plan and Employee Stock Purchase Plan. Further, upon expiration of the lock-up agreements referred to above, holders of approximately 10,253,016 shares of common stock will be entitled to certain registration rights, including 217,917 shares which have the right to demand registration. Such demands may be made as early as 180 days following the initial public offering. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could materially and adversely affect the market price for the common stock.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   EXHIBIT

               See page 22 for Exhibit 11.1, Statement Regarding Computation of Net Loss Per Share.

          b.)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1996.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                   Registrant


Date:     November 8, 1996         /s/  Douglas Murphy-Chutorian, M.D.
                                   ------------------------------------
                                   Douglas Murphy-Chutorian, M.D.
                                   Chief Executive Officer




Date:     November 8, 1996         /s/   Barbara A. Dreblow
                                   -----------------------------------
                                   Barbara A. Dreblow
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX


Exhibit
Number
------
11.1    Statement Regarding Computation of Net Loss Per Share................22