Form 10-K
period 1996-12-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1997-03-25
CIK 863680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        Commission file number   0-28288
                                                 -------
                             ----------------------
                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             ----------------------

                    CALIFORNIA                    77-0223740
                    ----------                    ----------
            (STATE OF INCORPORATION)           (I.R.S. EMPLOYER
                                            IDENTIFICATION NUMBER)
                                 559 WEDDELL DRIVE
                           SUNNYVALE, CALIFORNIA 94089
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 747-0120
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ----------------------

          TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------           ------------------------------------
      COMMON STOCK, NO PAR VALUE               NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X   No
                                      -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the last practicable date.

                                16,205,122 shares
                              As of March 10, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE




                                                           PART OF FORM 10-K
                                                        ANNUAL REPORT IN WHICH
                    DOCUMENT                           DOCUMENT IS INCORPORATED
                    --------                           -----------------------
Definitive Proxy Statement for the Registrant's Annual
Meeting of Stockholders for the fiscal year
ended December 31, 1996, to be filed pursuant to
Regulation 14A . . . . .                                        Part III


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                                                            PAGE


                                     PART I


Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . .  14

Item 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4   Submission of Matters to a Vote of Security Holders . . . . . . . .  14


                                     PART II


Item 5   Market for Registrant's Shares and Related Shareholder Matters. . .  15

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  16

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  17

Item 8.  Financial Statements and Supplementary Schedules. . . . . . . . . .  27

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  27


                                    PART III


Item 10. Directors and Officers of Registrant. . . . . . . . . . . . . . . .  27

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .  27

Item 12. Security Ownership of Certain Beneficial Owners and Management. . .  27

Item 13. Certain Relationships and Related Transactions. . . . . . . . . . .  27


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K . .  28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

                                     PART I

ITEM 1.   BUSINESS.


          THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DISCUSSED IN THIS REPORT ON FORM 10-K, INCLUDING THOSE SET FORTH UNDER ITEM 7.

GENERAL

          The Company designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR"). TMR is a surgical procedure performed on the beating or non-beating heart in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved blood supply to the myocardium. TMR potentially offers end-stage cardiac patients who are not candidates for percutaneous transluminal coronary angioplasty ("PTCA" or "balloon angioplasty") or coronary artery bypass graft surgery ("CABG" or "open heart bypass surgery") a means to alleviate their anginal symptoms and improve their quality of life. In the U.S., the Company currently offers its laser systems for sale in limited numbers for investigational use only pursuant to Investigational Device Exemptions ("IDE") from the U.S. Food and Drug Administration (the "FDA"). From September 1995 through December 31, 1996, the Company had shipped 62 TMR laser systems worldwide.

BACKGROUND

          Cardiovascular disease is the leading cause of death and disability in the U.S., according to the American Heart Association (the "AHA"). Coronary artery disease is the principal form of cardiovascular disease and is characterized by a progressive narrowing of the coronary arteries, which supply blood to the heart. This narrowing process is usually due to atherosclerosis, the buildup of fatty deposits, or plaque, on the inner lining of the arteries. Coronary artery disease reduces the available supply of oxygenated blood to the heart muscle, potentially resulting in severe chest pain known as angina and damage to the heart. Typically, the condition worsens over time and often leads to heart attack or death.

          Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class I, in which anginal pain results only from strenuous exertion, to the most severe class, Class IV, in which the patient is unable to conduct any physical activity without angina and angina may be present even at rest. The AHA estimates that more than six million Americans experience anginal symptoms.

          The primary therapeutic options for treatment of coronary artery disease are drug therapy, PTCA (including techniques which augment or replace PTCA such as stent placement and atherectomy), and CABG. The objective of each of these approaches is to increase blood flow through the coronary arteries to the heart.

          Drug therapy may be effective for mild cases of coronary artery disease and angina either through medical effects on the arteries that improve blood flow without reducing the plaque or by decreasing the rate of formation of additional plaque (E.G., by reducing blood levels of cholesterol). Because of the progressive nature of the disease, however, many patients with angina ultimately undergo either PTCA or open heart bypass surgery.

          PTCA is a less-invasive alternative to CABG introduced in the early 1980s in which a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the vessel. Although the procedure is usually successful in widening the blocked channel, the artery often renarrows within six months of the procedure, a process called "restenosis," often necessitating a repeat procedure. A variety of techniques for use in conjunction with PTCA have been developed in an attempt to reduce the frequency of restenosis, including stent placement and atherectomy. Stents are small metal frames delivered to the area of blockage using a balloon catheter and deployed or expanded within the coronary artery. The stent is a permanent implant intended to keep the channel open. Atherectomy is a means of using mechanical, laser or other techniques at the tip of a catheter to cut or grind away plaque.

          CABG is an open chest procedure developed in the 1960s in which conduit vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries so that blood can bypass the blockage. CABG typically requires use of a heart-lung bypass machine to render the heart inactive (to allow the surgeon to operate on a still, relatively bloodless heart) and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of coronary artery disease or those who have previously failed to receive adequate relief of their symptoms from PTCA or related techniques. Unfortunately, most bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery ("re-do bypass surgery") is possible, but is made more difficult because of scar tissue and adhesions that typically form as a result of the first operation. Moreover, for many patients CABG is inadvisable for various reasons, such as the severity of the patient's overall condition, the extent of coronary artery disease or the small size of the blocked arteries.

          When these treatment options are exhausted, the patient is left with no viable surgical alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR, currently under clinical investigation by the Company and certain other companies, offers potential relief to a large class of patients with severe cardiovascular disease.

THE TMR PROCEDURE

          TMR, or transmyocardial revascularization, is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved perfusion, or supply, of blood to the myocardium and reduce angina in the patient. TMR potentially can be performed using any of several different surgical approaches, including open chest surgery, minimally invasive surgery through small openings in the chest or percutaneous surgery involving the use of a laser-tipped catheter threaded through a peripheral artery. TMR potentially offers end-stage cardiac patients who are not candidates for PTCA or CABG a means to alleviate their symptoms and improve their quality of life. TMR may also be effective when used in conjunction with other procedures such as PTCA and CABG. The Company has received IDEs to conduct four clinical studies of TMR using an open chest approach, one clinical study to evaluate TMR in a minimally invasive procedure, and has submitted an IDE application to conduct clinical studies using a percutaneous approach.

          The physiologic principles underlying TMR as a potential treatment for cardiovascular disease were first identified in the 1930s. It was observed then that, although the human myocardium depends on external coronary arteries for its blood supply, it displays elements of certain direct blood pathways found in reptilian hearts. In reptiles, blood is supplied directly to the myocardium through these pathways from the chambers of the heart. These observations led to a belief that impaired vascularization in the human myocardium could be treated by creating direct pathways through the myocardium into the heart chamber. Successes in other treatment techniques such as PTCA and CABG, however, as well as limitations in the technologies available to perform TMR, limited the focus on TMR until recently. Following numerous advancements in the use of laser technology in medical applications, human trials of laser-based TMR commenced in the 1980s. TMR is now being offered as an investigational procedure as part of clinical studies to determine the procedure's safety and effectiveness.

BUSINESS STRATEGY

          The Company's objective is to become the leading supplier in the TMR market. The Company's strategies to achieve this goal are as follows:

          DEMONSTRATE CLINICAL UTILITY OF TMR. The Company is seeking to demonstrate the clinical safety and effectiveness of TMR and achieve FDA approval of the Company's products through clinical trials. The Company's initial clinical trial commenced in November 1995 and is designed to assess the safety and effectiveness of the Company's TMR procedure as compared with drug therapy. The Company commenced three additional trials in 1996, including "TMR as an Adjunct to Bypass Surgery". In January 1997, the Company received an IDE approval from the FDA to begin its first minimally invasive clinical trial of "TMR Combined With Minimally Invasive Direct Coronary Artery Bypass Surgery".

          DEVELOP COMPREHENSIVE PRODUCT LINES FOR TMR. The Company is seeking to develop multiple surgical platforms and provide a comprehensive suite of high quality products for TMR. The Company believes that its compact, flexible, fiber-optic based system will enable it to offer effective TMR solutions across the three principal TMR surgical approaches for TMR, open chest surgery, minimally invasive surgery and percutaneous surgery. The Company is also developing a broad range of disposable fiber-optic based surgical tools designed to operate with the Company's laser base unit and intended to provide physicians with a broad range of options for their individual tactile preferences and solutions for the different geometry of each patient's heart cavity.

          LEVERAGE PROPRIETARY TECHNOLOGY. The Company believes that its significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies it has developed are important factors in its efforts to demonstrate the safety and effectiveness of its TMR procedures. The Company is seeking to leverage this expertise in developing TMR systems designed for percutaneous TMR surgical procedures, in addition to the open chest TMR procedure currently being investigated in the Company's clinical trials. The Company is also seeking to develop additional proprietary technologies for TMR and related procedures. The Company holds five U.S. and related foreign patents relating to surgical treatment with lasers and fiber-optic handpieces, and has 29 patent applications pending relating to various aspects of TMR.

          EXPAND MARKET FOR THE COMPANY'S PRODUCTS. The Company is seeking to expand market awareness of the Company's products among opinion leaders in the cardiovascular field, subject to appropriate regulatory guidelines. In connection with the current clinical trials, the Company has focused its initial efforts on the 200 hospitals in the U.S. that perform the greatest number of CABG procedures. The Company also sells its products through its international distribution relationship with Sorin Biomedica Cardio S.p.A., one of the world's largest cardiovascular surgery companies. In addition, the Company has assembled a board of scientific advisors consisting of a number of influential cardiac surgeons and cardiologists. The Company has also developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize the Company's TMR products and procedures. The Company is seeking to expand the approved indications for TMR through additional clinical studies.


          RISK FACTORS

          The Company's success will depend upon successful completion of clinical trials, which are currently at an early stage; the receipt of FDA and other governmental approvals, which may take considerable time, and may not be granted at all; acceptance of TMR, which is a new surgical procedure, among the medical community; the ability to protect the Company's intellectual property rights; the risks of claims of infringement of third party intellectual property rights; the ability of the Company to manage change and growth in its business, particularly in light of the Company's limited history of TMR operations and history of operating losses; the status of medical reimbursement and other regulatory matters; the ability of the Company to succeed in light of significant competition; and other risks. See "Certain Factors Bearing on Future Results" under Item 7.

PRODUCTS AND TECHNOLOGY

ECLIPSE TMR 2000 SYSTEM
          The Eclipse TMR 2000 system consists of the Eclipse TMR 2000 laser base unit and a line of fiber-optic, laser based surgical tools. Each surgical tool utilizes optical fiber to deliver laser energy from the source laser base unit to the distal tip of the surgical handpiece. The compact base unit occupies a small amount of operating room floor space, operates on a standard 208 or 220-volt power supply, features a self-contained cooling system which eliminates the need for electrical or plumbing modifications to the hospital operating room or catheterization laboratory where it is typically used on patients, and is light enough to move within the operating room or among operating rooms in order to use operating room space efficiently. Moreover, the flexible, lightweight and slender optical fiber used to deliver the laser energy to the patient enables ready access to the patient and to various sites within the open chest.

          The Eclipse TMR 2000 system and related surgical procedures are designed to be used without the requirement of the external systems utilized with certain competitive TMR systems. For example, the Eclipse TMR 2000 does not require electrocardiogram synchronization, which monitors the electrical output of the heart and times the use of the laser to minimize electrical disruption of the heart, or transesophageal echocardiography, which tests each application of the laser to the myocardium during the TMR procedure to determine if the pathway has penetrated through the myocardium into the heart chamber. These additional systems often require the presence of an additional physician. The Company's products are also designed to minimize bleeding in the external layer of the myocardium.

          ECLIPSE HOLMIUM LASER. The Eclipse TMR 2000 laser base unit generates laser light of a 2-micron wavelength by photoelectric excitation of a solid state holmium crystal. The holmium laser, because it uses a solid state crystal as its source, is compact, reliable and requires low maintenance. The Company has been using holmium lasers since its inception.

          DISPOSABLE SURGICAL TOOLS. The Company offers to physicians a broad range of surgical tool options for their individual tactile preferences and solutions for the different geometry of each patient's heart cavity. These products are designed to give the surgeon control of the procedure, access to difficult to reach areas of the heart and clear visualization of the surgical field. Each such tool is designed for disposal after use in a single surgical procedure. The products include the following devices:

               CRYSTALPOINT. The CrystalPoint fiber-optic handpiece system utilizes a single, one millimeter diameter optical fiber to deliver the energy from the Eclipse TMR 2000 laser base unit to the targeted surgical sites within the body. The single strand design provides maximum tactile feedback to the surgeon, as he or she monitors the penetration of the laser into the myocardium. The fiber-optic design provides flexibility and maneuverability for the surgeon, particularly as compared to the articulated mechanical arms required in connection with CO2 laser-based devices.

               CRYSTALFLEX AND SOLO-GRIP. The CrystalFlex handpiece system is comprised of multiple, fine fiber-optic strands in a one millimeter diameter bundle. The CrystalFlex fiber delivers the same amount of laser energy as the CrystalPoint, but the fiber bundle makes the CrystalFlex more flexible than the CrystalPoint with its single solid core. The CrystalFlex is used in conjunction with the Solo-Grip handpiece to provide access to hard to reach sites within the heart cavity while enabling single hand control.

          The CrystalPoint and CrystalFlex fiber-optic handpieces each have an easy to install connector which screws into the laser base unit, and each device is pre-calibrated in the factory so it requires no special preparation.

REGULATORY STATUS

          The Company is currently involved in the second and final phase of a clinical study designed to assess the safety and effectiveness of TMR performed in an open chest procedure for the treatment of patients with Class IV angina as compared with drug therapy. The Company originally received FDA clearance to commence this clinical study in September 1995, and undertook Phase I of the study shortly thereafter in November 1995. Phase I was intended to provide indications of safety prior to undertaking expanded clinical trials, and was completed in January 1996. In February 1996, the FDA reviewed the Phase I results and authorized commencement of Phase II.

          Phase II of the study involves a minimum of 126 patient trials and was completed in November 1996. The Company will begin analyzing six month follow-up data from this trial in April 1997, prior to submission of a PMA application. In addition, the Company intends to perform patient follow-up reviews for up to 12 months.

          In February 1996, the Company obtained FDA clearance to undertake Phase I of another clinical study of TMR intended to assess the safety and effectiveness of "TMR Used in Conjunction with CABG" as compared with CABG alone. In September 1996, the FDA provided the Company with clearance to begin Phase II of this study which is currently in process. During 1996 the Company was granted FDA clearance to begin Phase I of two additional clinical trials. Both of these trials are currently in process.

          In January 1997, the Company received an IDE to begin its first minimally invasive clinical trial ,"TMR as an adjunct to Minimally Invasive Direct Coronary Artery Bypass Surgery".

          There can be no assurance that the results of the Company's studies will be sufficient to obtain the PMA required to commercialize its TMR products. Additionally, there can be no assurance that the Company will not be required to conduct additional trials which may result in substantial costs and delays.

SALES AND MARKETING

          The Company is currently restricted to selling its TMR products for investigational use only. Due to a recent change in the Health Care Financing Administration ("HCFA") policy regarding Medicare reimbursement for TMR procedures, the Company expects revenues from sales of investigational devices to decrease and expenses in support of clinical trials to increase significantly over the short term and possibly thereafter. To the extent permitted under FDA rules, the Company is seeking to promote market awareness of the Company's products among opinion leaders in the cardiovascular field and to recruit physicians and hospitals to participate in the Company's clinical trials. To address this market area, the Company maintains a domestic direct sales force consisting of five regional sales managers and utilizes a regional distributor of cardiovascular surgical products to manage sales in the sixth designated U.S. sales region. In the event the Company submits a PMA application for the Company's TMR products, the Company intends to expand its direct sales and support personnel.

          The Company currently offers a laser base unit, at a current end user list price of $295,000 per unit, and disposable surgical tools (at least one of which must be used with each TMR procedure) at an end user unit list price of $1,895. In order to assist hospitals in making a substantial investment in the Company's laser system, the Company intends to continue selling the systems to the hospital outright or placing the system with the hospital, for a placement fee (currently $25,000) plus an additional fee for each procedure performed.

          The Company intends to continue to broaden its line of disposable products as part of its strategy to develop multiple platforms for TMR. In addition to the open chest and minimally invasive TMR procedures currently under investigation, the Company has developed TMR systems for percutaneous TMR procedures, each of which are made possible by the use of the Company's flexible, lightweight and slender fiber-optic based surgical tools. Open chest TMR procedures and minimally invasive TMR surgical procedures are performed by cardiac surgeons. In contrast, percutaneous TMR is performed by interventional cardiologists using catheter-based products.

          Internationally, the Company has entered into a distribution agreement with Sorin Biomedica Cardio S.p.A. ("Sorin"), a leading supplier of cardiovascular surgery products and a subsidiary of Fiat S.p.A. In 1996 the Company shipped units to new markets in Europe, Asia and Canada under this agreement.

          From September 1995 through December 31, 1996, the Company shipped 62 systems worldwide.

          The Company has developed, in conjunction with one of the major hospitals using the Company's TMR products, a training program to assist physicians in acquiring the expertise necessary to utilize the Company's TMR products and procedures. This program includes a comprehensive one-day course including observation of live TMR procedures, didactic training and hands-on performance of TMR in vivo.

          The Company exhibits its products at major cardiovascular meetings and recruits new investigators to buy the Company's products for investigational use in their hospitals. Investigators of the Company's products have made presentations at meetings around the world, describing their results. Abstracts have been published and articles will be submitted to peer-reviewed publications and industry journals to present the results of the ongoing clinical trials.
The Company has developed a patient recruitment program for investigational trials to promote awareness of TMR and to educate prospective clinical trial patients regarding TMR.


SCIENTIFIC ADVISORY BOARD

          The Company's Scientific Advisory Board meets with the Company on an individual and group basis to discuss the Company's TMR products and procedures, relevant developments in cardiology and the treatment of heart disease, and strategic directions. In addition, the Company has worked with the medical staffs of several major universities in developing the protocols for the Company's TMR procedures and in clinical data monitoring and statistical analysis.

          The Scientific Advisory Board consists of a number of prominent members of the medical and scientific communities, including the following persons:

Name                     Occupation/Title
----                     ----------------

Eric Powers, M.D.        Professor of Medicine and Director
                         Cardiac Cath Laboratory
                         University of Virginia

Vaughn Starnes, M.D.     Professor of Surgery and Chief
                         Cardiothoracic Surgery
                         University of Southern California School of Medicine

Eric Topol, M.D.         Chairman
                         Department of Cardiology
                         Cleveland Clinic Foundation

          In addition, the Company meets several times each year, during professional conferences and exhibitions, with the group of physicians who serve as investigators in connection with the Company's clinical trials, in order to discuss clinical procedures and results.

RESEARCH AND DEVELOPMENT

          The Company's ongoing research and product development efforts are focused on the development of new and enhanced lasers, fiber-optic handpieces and TMR applications. In addition, the Company continues to develop new laser handpieces in order to enhance the utility and quality of the Company's line of disposable surgical tools and to expand the indications for use and variety of procedures that can be performed with the Company's surgical tools. Specifically, the Company is seeking to achieve continual improvements in its TMR procedure, including greater surgical access and visualization of the surgical field; greater precision in the placement of pathways; reduced epicardial bleeding and bruising of heart muscle; greater margins of safety with respect to underlying heart structures; and reduced likelihood of induction of arrhythmia.

     In furtherance of the Company's strategy to develop the three principal surgical platforms for performance of TMR, current research efforts include enhancements to open chest surgical TMR as well as complementary techniques for minimally invasive surgical TMR and percutaneous TMR. In all these cases, the Company anticipates new disposable products will be required to satisfy market requirements. Percutaneous TMR will require FDA approval to commence clinical trials.

          The Company's research and development spending, including expenditures related to clinical trials, was $6,586,000, $1,010,000 and $971,000, respectively, in 1996, 1995 and 1994. The Company expects that research and development expenses will continue to increase in connection with the Company's clinical trials and ongoing development efforts. Additionally, due to a change in the Health Care Financing Administration ("HCFA") policy regarding Medicare reimbursement for TMR procedures in clinical trials, the Company expects expenses in support of clinical trials to increase significantly at least over the short term and possibly thereafter. See "Third Party Reimbursement".

          All medical products of the types produced by the Company require a PMA prior to commercial marketing in the U.S. There can be no assurance that the Company will obtain a PMA from the FDA for the Company's TMR products.

MANUFACTURING AND QUALITY ASSURANCE

          The Company manufactures and assembles its products from purchased components and subassemblies, primarily at the Company's facility in Sunnyvale, California.

          Each laser is mobile and shock resistant, complies with Underwriters Laboratory ("UL") standards and is equipped with safety interlocks and user friendly controls and meters. Company production personnel assemble and test each laser system in a process designed to test the integrity of the laser system and to provide for accurate calibration of system components. Upon completion of these tests, the laser is packaged for shipment. Company personnel uncrate and install the laser at the hospital, and verify that the system meets acceptance criteria, including all laser power output specifications.

          Laser handpieces are fabricated from tubing, connectors and optical fibers, each of which is purchased from outside vendors. The individual optical fibers are cut to the appropriate length, bundled and placed in the extruded tubing and metal connectors, and the tip of the device is molded and polished. Prior to packaging, each handpiece is tested on a laser system to verify acceptable power output.

          The Company's assembly and manufacturing activities to date have consisted primarily of producing limited quantities of its laser units and fiber-optic accessories for sale to clinical investigators. The Company's future profitability will depend, in part, on its ability to achieve manufacturing efficiencies as production volumes increase.

          The core components of the Company's laser units and fiber-optic handpieces are generally acquired from multiple sources. The Company currently purchases certain laser and fiber-optic components and subassemblies from single sources. Although the Company has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, would materially and adversely affect the Company's business, financial condition and results of operations. The Company intends to continue to qualify multiple sources for components that are presently single sourced and also to build an inventory of these items for use in the event of supply interruptions.

          The Company is committed to continuous quality improvement in its manufacturing and assembly operations. Each subassembly and product is thoroughly tested at multiple stages of production to ensure proper operation and compliance with applicable regulatory standards. Manufacturing quality is documented and monitored continually, and the Company is currently seeking to obtain ISO 9001 certification of the quality of its manufacturing processes.

          The Company is required to register as a manufacturer of medical devices with the FDA and state agencies such as the California Department of Health Services. As a condition to receipt of a PMA, the Company's facilities, procedures and practices will be subject to pre-approval GMP inspections and thereafter to ongoing, periodic inspections by the FDA and such other regulatory agencies.

          The Company is also subject to certain Federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. Although the Company believes it currently complies in all material respects with such regulations, failure to comply could subject the Company to fines or other enforcement actions.

          The Company provides to its customers in the U.S. and to its foreign distributors a free one-year parts and service warranty for each laser unit. The Company offers extended warranty coverage for one-year periods to customers in the U.S. The Company also performs service on a fee basis on laser units that are no longer covered by warranty. Annual service contracts are generally priced at 10% of the purchase price of the laser unit. Handpieces are sold without warranty.

COMPETITION

          The Company expects that the market for TMR, which is currently in the early stages of development, will be intensely competitive. Competitors include PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis") and U.S. Surgical Corporation ("U.S. Surgical") which are currently selling TMR products for investigational use in the U.S. and abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, development, marketing and other resources than the Company.

          PLC is a publicly traded corporation which uses a CO2 laser and an articulated mechanical arm in its TMR products. PLC obtained an IDE to undertake clinical trials in January 1990. PLC has conducted extensive trials but has not yet received a PMA. PLC has received the CE Marking which allows sales of its products commercially in all European Union countries. PLC has been issued patents for its apparatus and methods for TMR.

          CardioGenesis is a publicly held company which uses a holmium laser and fiber optics in its TMR products. CardioGenesis has been issued patents for its methods of TMR, is actively promoting its products in Europe through a distribution agreement with Boston Scientific Corporation and has begun clinical trials in the U.S. under an IDE.

          U.S. Surgical is a publicly traded company which uses an excimer laser and fiberoptics in its TMR products. U.S. Surgical is actively promoting its products in Europe and has begun clinical trials in the U.S. under an IDE.

          The Company believes that the factors which will be critical to market success include the timing of receipt of requisite regulatory approvals, effectiveness and ease of use of the TMR products and procedures on both a stand alone basis and in conjunction with other procedures such as CABG and PTCA, breadth of product line, system reliability, brand name recognition and effectiveness of distribution channels and cost of capital equipment and disposable devices.

          TMR also competes with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and in the future intends to pursue the safety and effectiveness of TMR when used in conjunction with other treatments, there can be no assurance that the Company's TMR products will be accepted. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's TMR procedure and could render the Company's technology obsolete. There can be no assurance that physicians will use the Company's TMR procedure to replace or supplement established treatments, or that the Company's TMR procedure will be competitive with current or future technologies. Such competition could materially and adversely affect the Company's business, financial condition and results of operations.

          Any product developed by the Company that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would materially and adversely affect the Company's business, financial condition and results of operations

GOVERNMENT REGULATION

          Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through TMR are considered medical devices, and as such are subject to regulation in the U.S. by the FDA. The Company has FDA clearance for the sale of the Eclipse laser system for thoracic surgery. However, the Company has voluntarily submitted the device to the more rigorous PMA process with the objective of gaining approval for more specific labeling for the treatment of advanced cardiovascular disease.

          To obtain a PMA for a medical device, the Company must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an IDE must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is cleared by the FDA, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the U.S. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for extensive additional trials. There can be no assurance that the Company will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained in a timely manner, if at all. In addition, changes in existing regulations or adoptions of new regulations or policies could prevent or delay regulatory approval of the Company's products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device for the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinicial efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel's recommendations, it tends to give such recommendations significant weight.

          Products manufactured or distributed by the Company pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions or criminal prosecutions. The Federal Food, Drug and Cosmetic Act ("FD&C Act") requires the Company to manufacture its products in registered establishments and in accordance with GMP regulations and to list its devices with the FDA. Furthermore, as a condition to receipt of a PMA, the Company's facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not materially and adversely affect the Company's business, financial condition and result of operations.

          The Company is also regulated by the FDA under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. In addition, the Company is subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement. The Company's facilities are subject to ongoing, period inspections by the FDA and California regulatory authorities.

          Sales, manufacture and further development of the Company's TMR system also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted.

          Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices to certain countries. To market in Europe, a manufacturer must obtain the certifications necessary to affix to its products the CE Marking. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain a CE Marking, a manufacturer must be in compliance with appropriate ISO 9001 standards and obtain certification of its quality assurance systems by a recognized European Union notified body. However, certain individual countries within Europe require further approval by their national regulatory agencies. Failure to receive the right to affix the CE Marking or other requisite approvals will prohibit the Company from selling its TMR products in member countries of the European Union or elsewhere, and there can be no assurance that the Company will be successful in meeting the European certification requirements. In December 1996, the Company obtained a CE Marking for its TMR laser system.

INTELLECTUAL PROPERTY MATTERS

          The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The Company holds five U.S. patents and related foreign patents relating to surgical treatment with lasers and fiber-optic handpieces, and has applied for 29 additional patents relating to its laser technology, TMR applications and fiber-optic handpieces. While the Company's existing patents are not being utilized with the Company's current TMR protocols, the Company believes such patents may be applicable to minimally invasive and percutaneous approaches. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

          The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

          The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, competitors of the Company have been issued a number of patents related to TMR. In September 1995 the Company received from a competitor a notice of potential infringement of the competitor's patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. In January 1996, the Company received from a second competitor a notice of potential infringement of the competitor's patent regarding a method to perform TMR using fiber optics. The Company has concluded in each case, following discussion with its patent counsel, that it does not utilize the process and/or apparatus which is the subject of the patent at issue, and has responded to the respective competitor to such effect. The Company has received no further correspondence on either matter. There can be no assurance, however, that further claims or proceedings will not be initiated by either competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent or to redesign its products or processes to avoid infringement.

          Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Accordingly, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally. In the event the Company were to require licenses to patents issued to third parties, there can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would materially and adversely affect the Company's business, financial condition and results of operations.

          Unrelated to the products used in its TMR procedure, the Company has received notices from three holders of patents requesting that the Company become a licensee. Although the Company believes that either these patents are subject to challenge as being invalid or are not infringed by the Company's products, there can be no assurance that the Company would prevail in any such action. In one case, the Company has taken a non-exclusive license to a patent involving arthroscopy use. In a second case, the Company buys components only from licensees of the patent holder, which the Company believes obviates the need for a separate license. In addition, the Company has received notice of interference of one of its patents involving products that the Company is not actively pursuing. The Company has received a non-exclusive license to the technology. Should the Company determine that it is necessary for it to obtain a license to any patents or intellectual property, there can be no assurance that any such license would be available on acceptable terms or at all, or that the Company would be able to develop or otherwise obtain alternative technology. Failure of the Company to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would materially and adversely affect the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

          The Company expects that sales volumes and prices of the Company's products will depend significantly on the availability of reimbursement for surgical procedures using the Company's products from third party payors such as governmental programs, private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment. Reimbursement rates from third party payors vary depending on the third party payor, the procedure performed and other factors. Moreover, third party payors, including government programs, private insurance and private health plans, have in recent years been instituting increasing cost containment measures designed to limit payments made to healthcare providers by, among other measures, reducing reimbursement rates, limiting services covered, negotiating prospective or discounted contract pricing and carefully reviewing and increasingly challenging the prices charged for medical products and services.

          Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a Health Care Financing Administration ("HCFA") policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's procedures had received third party reimbursement in many cases under HCFA's policy. As of May 19, 1997, although Category B status is retained, under a recent HCFA ruling, there will not be coverage for any manufacturer's TMR procedures at this time. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

          The Company has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that private insurance and private health plans will approve reimbursement for TMR.

          In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the U.S., health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, and there can be no assurance that any such approvals will be obtained in a timely manner, if at all. Failure to receive foreign reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the foreign markets in which such approvals are sought.

          The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the U.S. and in foreign markets. The Company believes that the escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance that third party reimbursement and coverage will be available or adequate in U.S. or foreign markets, that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. Fundamental reforms in the healthcare industry in the U.S. and Europe that could affect the availability of third party reimbursement continue to be proposed, and the Company cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition and results of operations could be materially and adversely affected.

PRODUCT LIABILITY AND INSURANCE

          The Company maintains insurance against product liability claims in the amount of $3 million per occurrence and $3 million in the aggregate, and expects to seek to increase such coverage if and when a PMA is obtained. However, there can be no assurance that such coverage will continue to be available in the amount desired or on terms acceptable to the Company, or that such coverage will be adequate for liabilities actually incurred. Any uninsured or underinsured claim brought against the Company, or any claim or product recall that results in significant cost to or adverse publicity against the Company, could materially and adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

          As of December 31, 1996 the Company had 76 employees, including 25 in research and development, 30 in manufacturing, nine in sales and marketing and 12 in administration. All employees have entered into confidentiality agreements with the Company but the Company does not otherwise have employment agreements with any of its employees. None of the Company's employees is covered by a collective bargaining agreement and the Company has experienced no work stoppages to date.

ITEM 2.   DESCRIPTION OF PROPERTY.

          The Company's facilities are comprised of 34,094 square feet under four separate leases. The facility contains a Class 10,000 clean room for laser handpiece and catheter fabrication. The leases expire from March 1998 through December 1999. The Company's headquarters are located in Sunnyvale, California. The Company believes its facilities are adequate to meet its foreseeable requirements through at least 1997. There can be no assurance that additional facilities are available to the Company, if and when needed, thereafter.

          The Company currently maintains its principal executive offices in a 9,156 square foot facility and a 17,700 square foot facility for manufacturing operations in Sunnyvale, California.


ITEM 3.   LEGAL PROCEEDINGS.

          There are no pending legal proceedings against the Company other than ordinary litigation incidental to the Company's business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the Nasdaq National Market under the symbol, ESTI, commencing May 31, 1996. For the periods indicated, the following table presents the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

               1996                  HIGH                 LOW
               ----                  ----                 ---
               First Quarter          N/A                 N/A
               Second Quarter      $19.00              $12.25
               Third Quarter       $14.00              $ 7.50
               Fourth Quarter      $14.00              $ 7.25

          As of March 10, 1997, shares of the Company's Common Stock were held by 165 registered shareholders.

          The Company has never paid a cash dividend on its capital stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future, as it intends to retain its earnings, if any, to generate increased growth and for general corporate purposes.

ITEM 6.   SELECTED FINANCIAL DATA

          The following selected financial data with respect to the Company for the five years ended December 31, 1996, are derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P. for the five fiscal years ended December 31, 1996. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.


                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                              1996        1995        1994        1993        1992
                                                           --------    --------    --------    --------    --------
     STATEMENT OF OPERATIONS DATA:
     Net revenues  . . . . . . . . . . . . . . . . . .     $  9,759    $  2,707    $  2,020    $  2,105    $  2,645
     Cost of revenues. . . . . . . . . . . . . . . . .        3,558       1,642       1,173       1,013       1,108
                                                           --------    --------    --------    --------    --------
         Gross profit. . . . . . . . . . . . . . . . .        6,201       1,065         847       1,092       1,537
                                                           --------    --------    --------    --------    --------
     Operating Expenses:
       Research and development. . . . . . . . . . . .        6,586       1,010         971         906         920
       Sales and marketing . . . . . . . . . . . . . .        3,327         879         392         794         620
       General and administrative. . . . . . . . . . .        2,000         681       1,031         325         546
                                                           --------    --------    --------    --------    --------
     Total operating expenses. . . . . . . . . . . .         11,913       2,570       2,394       2,025       2,086
                                                           --------    --------    --------    --------    --------
         Operating loss. . . . . . . . . . . . . . . .      (5,712)     (1,505)     (1,547)       (933)       (549)
     Interest and other income (expense), net. . .            1,556       (921)       (435)         (3)        (19)
                                                           --------    --------    --------    --------    --------
         Net loss. . . . . . . . . . . . . . . . . . .     $(4,156)    $(2,426)    $(1,982)    $  (936)    $  (568)
                                                           ========    ========    ========    ========    ========
         Net loss per share. . . . . . . . . . . . . .     $ (0.28)    $ (0.19)    $ (0.16)    $ (0.08)    $ (0.05)
                                                           ========    ========    ========    ========    ========
         Shares used in per share calculation. . . . .       15,028      12,765      12,526      11,676      10,537
                                                           ========    ========    ========    ========    ========


                                                               1996        1995        1994        1993        1992
                                                               ----        ----        ----        ----        ----
     BALANCE SHEET DATA:
     Cash and cash equivalents . . . . . . . . . . . .     $ 24,106    $    123    $    132    $    131    $    103
     Marketable securities . . . . . . . . . . . . . .       27,957           -           -           -           -
     Working capital (deficit) . . . . . . . . . . . .       47,861     (1,549)         657         834        (67)
     Total Assets. . . . . . . . . . . . . . . . . . .       58,706       2,459       2,922       1,953       1,115
     Long term debt less current portion . . . . . . .           20           -       1,009         -34
     Accumulated deficit . . . . . . . . . . . . . . .     (10,171)     (6,015)     (3,589)     (1,607)       (672)
     Total shareholders' equity (deficit). . . . . . .       55,666     (1,429)       (139)       1,011          71


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND IN THE COMPANY'S PROSPECTUS DATED MAY 31, 1996 AND OTHER REPORTS FILED BY THE COMPANY.

OVERVIEW

          The Company was founded in 1989 as an outgrowth of certain research and development efforts initially undertaken by the Company's founders in the early 1980s related to the use of laser technology to treat cardiovascular disease. From 1989 through September 1995, the Company engaged in research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1993, the Company created and spun off to its shareholders a balloon angioplasty company, Atlantis Catheter Company, Inc. In 1995, the Company determined that there is a significant opportunity in the TMR market, and that the Company is well-positioned to enter this market because of the Company's expertise with laser-based surgical techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, the Company changed its strategic direction and began to apply its laser expertise toward the nascent TMR market.

          In late 1995, the Company began restructuring its operations and expanding its management team in order to focus on the development and commercialization of its TMR products. In September 1995, the Company received an IDE allowing it to begin selling its TMR products for investigational use only, and commenced clinical trials in the United States and Europe in November 1995. In 1995 and 1996, the Company installed a total of 62 TMR systems in hospitals.

          Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. In 1996, the Company focused on TMR activities, particularly research and development activities and clinical trials. At December 31, 1996, the Company had an accumulated deficit of $10,171,000. Research and development efforts have been funded primarily through equity placements in the aggregate amount of $65,339,000 since inception and periodic borrowings from shareholders.

          The Company expects to continue to incur operating losses related to research and development activities, including clinical studies, the expansion of sales and marketing resources and the continued development of corporate infrastructure. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's clinical trials, the status and timing of regulatory approval, the timing of market acceptance, if any, of the Company's products, and the efforts required to develop the Company's sales and marketing organization.

RESULTS OF OPERATIONS

REVENUES

          Revenues increased to $9,759,000 in 1996 from $2,707,000 in 1995 and $2,020,000 in 1994. The increase in 1996 as compared to 1995 and 1994 was primarily due to the introduction of the Company's TMR products at the end of 1995 resulting in increased sales in the last quarter of 1995 and throughout 1996. The increase in revenues also resulted in an increase in net accounts receivable to $2,483,000 at December 31, 1996 from $532,000 at December 31,
1995.   Since 1995, the Company has focused on the TMR market. Sales of TMR related products accounted for 98% and 32% of revenues in 1996 and 1995 respectively. In 1994 100% of sales were for non-TMR surgical products.

          Future revenues could be affected by the restrictions on third party reimbursement and the timing and manner of sale of a limited number of units of TMR laser systems. The Company intends to continue selling the systems to the hospital outright (list price is $295,000) or placing the system with the hospital for a placement fee (currently $25,000) plus an additional fee for each procedure performed. As a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates that these sales will be more difficult to obtain in the future and revenues will decrease significantly over the short term and possibly thereafter.

GROSS PROFIT

          Gross profit increased to $6,201,000 in 1996 from $1,065,000 in 1995 and $847,000 in 1994. Gross margin increased to 64% in 1996, from a gross margin of 39% in 1995, which was a decrease from the 42% gross margin in 1994. The increase in gross margin in 1996 from 1995 reflects increased sales of TMR products which generally have a higher margin than non-TMR surgical products. The decline in gross margin from 1994 to 1995 was attributable to changes in sales mix in favor of certain of the Company's non-TMR surgical products which generated lower margins than other such non-TMR surgical products, as well as underutilization of manufacturing capacity as a result of sales mix changes.

RESEARCH AND DEVELOPMENT EXPENSES

          Research and development expenses increased to $6,586,000 in 1996 from $1,010,000 in 1995 and $971,000 in 1994. The increase in these expenses in 1996 reflects a higher level of research and development expenses relating to TMR including costs related to the introduction of five new TMR products, filing 29 patent applications, costs to introduce and support four clinical trials, and an increase in headcount to 25 research and development employees at December 31, 1996 from six at December 31, 1995. The Company's products are currently in clinical trials and therefore subject to limitations by the FDA. The change in such expenses from 1994 to 1995 is not significant and is due to a slight increase in the level of TMR related expenses in the latter portion of 1995 as the Company increased its focus on TMR, offset by reduced expenditures with respect to non-TMR surgical products. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. Additionally, as a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates a significant increase in future expenditures relating to hospital support of the Company's clinical trials. Accordingly, the Company believes that research and development expenses will continue to increase significantly over the short term and possibly thereafter.

SALES AND MARKETING

          Sales and marketing expenses increased to $3,327,000 in 1996 from $879,000 in 1995 and $392,000 in 1994. The increase in 1996 reflects expansion of the Company's sales and marketing staff to nine in 1996 from six in 1995, increased travel and trade show expenses, costs to develop the international market, and increased commission expense related to increased sales. The increase in 1995 from 1994 reflected expenses associated with the commencement of clinical trials for the Company's TMR products in late 1995 and associated recruitment of participating physicians and hospitals. The Company expects that sales and marketing expenses will continue to increase significantly as the Company continues to focus resources on the development of its TMR products.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses increased to $2,000,000 in 1996
from $681,000 in 1995 which was a decrease from $1,031,000 in 1994.   The
increase in 1996 as compared to 1995 reflects increased headcount to 12 at December 31, 1996 from five in December 31, 1995, and expenses related to being a publicly traded company, including investor relations fees, legal, accounting
and stock administration expenses.   The lower general and administrative
expenses in 1995 as compared to 1994 was due primarily to expenses for professional fees incurred in connection with certain unsuccessful financing-related activities which were terminated during 1994. The Company anticipates that general and administrative expenses will increase in relation to sales and headcount increases.

INTEREST INCOME AND EXPENSE, NET

          The net interest income of $1,556,000 in 1996 reflects investment income from the proceeds of the Company's public offering. Interest expense, net of interest income, to $921,000 in 1995 and 435,000 in 1994. This increase reflected higher levels of indebtedness and amortization of a discount on notes payable. A portion of this indebtedness was reduced in late 1995 in connection with a private offering of equity securities by the Company. The balance of the debt was repaid from July 1996 through February 1997.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At December 31, 1996, the Company had aggregate cash and marketable securities of $52,063,000 and at December 31, 1995, the Company had cash of $123,000. The Company used $6,510,000 and $1,078,000 for operating activities in 1996 and 1995, respectively. At December 31, 1996, the Company had an accumulated deficit of $10,171,000. The net proceeds from equity sold through December 31, 1996 were $65,339,000 with $57,956,000 of those proceeds resulting from the Company's initial public offering in May, 1996.

          The Company anticipates that its current cash and marketable securities, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least calendar
year 1997.   There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures as indicated above. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.


RECENTLY ISSUED ACCOUNTING STANDARDS

          Management does not believe there are any recently issued accounting standards not yet adopted by the Company, the future adoption of which will have a material impact on the Company's financial position or results of operation.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

          CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

EARLY STAGE OF CLINICAL TRIALS

          The Company must obtain marketing clearance ("PMA") from the U.S. Food and Drug Administration (the "FDA") before the Company will be able to offer its products for transmyocardial revascularization ("TMR") on a commercial basis in the U.S. A necessary prerequisite for submitting a PMA application is completion of clinical testing to demonstrate the safety and effectiveness of the Company's TMR products.

          The Company is currently at an early stage of clinical testing. The Company has completed Phase I and Phase II of its initial clinical study, comparing "TMR to Drug Therapy for Patients with Class IV Angina" who have no surgical option. Data collection of follow up results, at six months and twelve months is ongoing. The Company also has one other clinical study underway that has reached Phase II, and three additional studies currently in Phase I. Completion of the clinical studies on a timely basis will depend on the Company's ability to establish TMR sites and enroll participating patients. In addition, the clinical studies will require substantial financial and management resources. There can be no assurance that the Company will have the resources necessary to complete such clinical studies. Furthermore, there can be no assurance that the Company's clinical studies will be completed within the currently anticipated time frame or otherwise in a timely manner, nor that such clinical studies will demonstrate the safety and effectiveness of the Company's TMR products to the extent necessary to obtain FDA and other regulatory approvals and establish a commercial market for the Company's products. Moreover, results of the initial clinical testing are not necessarily predictive of results to be achieved in later clinical studies, if undertaken, or commercially, if a PMA is obtained. Failure to complete the Company's clinical studies in a timely manner or to demonstrate the safety and effectiveness of the Company's TMR products could delay or prevent regulatory approval and would materially and adversely affect the Company's business, financial condition and results of operations.

NO ASSURANCE OF FDA OR OTHER REQUIRED GOVERNMENTAL APPROVALS

          The Company's products are regulated in the U.S. as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FD&C Act") and, as such, require FDA approval of a PMA application prior to commercial sale in the U.S. The FDA approves PMA applications for specific indications only and FDA regulation prohibits commercial marketing in the U.S. of devices for indications that have not been approved by the FDA. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities is lengthy, expensive and inherently uncertain, generally takes several years or longer to complete, if approval is obtained at all, and requires the submission of extensive clinical data and supporting information to the FDA. There can be no assurance that FDA approval of products developed by the Company will be obtained on a timely basis, if at all. Furthermore, there can be no assurance that FDA approval will be obtained for any or all indications sought by the Company. Failure to obtain FDA approval on a timely basis or for the indications sought by the Company would materially and adversely affect the Company's business, financial condition and results of operations.

          The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Failure to meet these requirements would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and results of operations.

          Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices that require a PMA but are not yet approved domestically. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, medical device manufacturers must comply with numerous other requirements of the FDA and certain foreign regulatory authorities. For example, the European Conforming Mark (the "CE Mark") is required to sell products in European Union countries. The Company received CE Marking for its TMR laser in December 1996. However, product approvals can be withdrawn for failure to comply with regulatory standards or because of unforeseen problems following initial marketing.

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


UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

          The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The Company holds five U.S. patents and related foreign patents relating to surgical treatment with lasers and fiber-optic handpieces, and has applied for 29 additional patents relating to its laser technology, TMR applications and fiber-optic handpieces. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

EXPECTATION OF INTENSE MARKET COMPETITION

          The Company expects that the market for TMR, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include three laser competitors, PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis") and U.S. Surgical Corporation ("U.S. Surgical"), all three of which are currently selling TMR products for investigational use in the U.S. and abroad. Other competitors may include additional companies that elect to enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have significantly greater financial, development, marketing and other resources than the Company. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected.

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

HISTORY OF OPERATING LOSSES

          From inception to December 31, 1996, the Company incurred cumulative net losses of approximately $10.2 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's TMR products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

RISKS OF TECHNOLOGICAL CHANGE

          Significant resources are continually being expended to develop new and improved treatment methodologies for coronary disease. Accordingly, the market acceptance and commercial success of the Company's TMR products and procedures will depend not only on the safety and effectiveness of the Company's TMR products and procedures, but also the relative safety and effectiveness of alternative treatment measures, which alternatives could potentially include new treatments or improvements or emergence of new alternative treatments would materially and adversely affect the Company's business, financial condition and results of operations.

POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID CHANGE

          The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. In this regard, a number of members of the Company's senior management team have only recently joined the Company. Moreover, certain members of such management team have limited experience as a senior executive of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, complete clinical trials in progress, prepare additional products for clinical trials and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, training, and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could materially and adversely affect the Company's business, financial condition and results of operations.

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

          Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a Health Care Financing Administration ("HCFA") policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's procedures had received third party reimbursement in many cases under HCFA's policy. As of May 19, 1997, although Category B status is retained, under a recent HCFA ruling, there will not be coverage for any manufacturer's TMR procedures at this time. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

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

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

          The Company has made limited sales of its TMR products to date, for investigational use only. Accordingly, the Company has maintained a limited sales and marketing organization in the U.S. and abroad. The Company plans to market its TMR products, if approved, through a direct sales force in the U.S. and through a relationship with a major cardiovascular surgical products company or companies for international sales. Establishment of a sales force capable of effectively commercializing the Company's TMR products will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that the Company's international distributor or distributors will devote sufficient resources to development of the markets for the Company's products or will be successful in such commercialization efforts.

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

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

          The Company's success will depend in part on its ability to manufacture its products in a timely, cost-effective manner and in compliance with GMP, ISO 9001 and other regulatory requirements. The manufacture of the Company's products is a labor-intensive, complex operation involving a number of separate processes and components. The Company's manufacturing activities to date have consisted primarily of manufacturing limited quantities of systems for use in clinical trials. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives regulatory approval for its TMR products. Furthermore, as a condition to receipt of PMA approval, the Company's facilities, procedures and practices will be subject to pre-approval and ongoing GMP inspections by FDA.

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

DEPENDENCE ON KEY PERSONNEL

          The Company's future business and operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, including Douglas Murphy-Chutorian, M.D., the Company's Chief Executive Officer and Richard L. Mueller, Jr., the Company's President and Chief Operating Officer. The Company maintains key person life insurance policies on both of these individuals in the amount of $2 million. The Company's future business and operating results also depend in significant part upon its ability to attract and retain qualified additional management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially and adversely affect the Company's business, financial condition and results of operations.

TRADING MARKET FOR COMMON STOCK; VOLATILITY OF STOCK PRICE

          Prior to the Company's initial public offering on May 31, 1996, there was no public market for the Company's Common Stock, and there can be no assurance that an active trading market will develop or be sustained. The market price of the Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, healthcare reform measures, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of early stage companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

CONCENTRATION OF SHARE OWNERSHIP

          The present directors and executive officers of the Company and their affiliates beneficially own approximately 41.1% of the outstanding Common Stock. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. See Item 12.

POTENTIAL NEED FOR ADDITIONAL CAPITAL

          Although the Company anticipates that the net proceeds of the Offering, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least calendar year 1997, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend upon the progress of expansion of the Company's clinical trials and any need for additional trials or other testing of the Company's products, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated by reference to the information set forth under the caption "Board of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to March 20, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) (1) FINANCIAL STATEMENTS.  The financial statements required to be filed by
Item 8 herewith are as follows:

                                                                            PAGE
     Report of Independent Accountants . . . . . . . . . . . . . . . . . . .  30

     Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . . . . .  31

     Statements of Operations for the years ended December 31, 1996,
     1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

     Statements of Shareholders' Equity (Deficit) for the years ended
     December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . .  33

     Statements of Cash Flows for the years ended December 31, 1996,
     1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

     Notes to Financial Statements.. . . . . . . . . . . . . . . . . . . . .  35

    (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are filed herewith.

     Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . .  45
     Report of Independent Accountants on Financial Statement Schedule . . .  46

    (3) EXHIBITS.

     The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b)  REPORTS ON FORM 8-K.

     None.

(c)  EXHIBITS
     The exhibits below are filed or incorporated herein by reference.
EXHIBIT
NUMBER                             DESCRIPTION
-------   ----------------------------------------------------------------------

  3.1* Certificate of Amendment and Restated Articles of Incorporation of Registrant.

  3.2*    Amended and Restated Bylaws of Registrant.

  4.1*    Form of Warrant issued in July 1993.

  4.3*    Form of Warrant issued in February 1994.

  4.4*    Form of Warrant issued in May 1994.

  4.5*    Form of Warrant issued in October 1995.

  4.6*    Form of Warrant issued in March 1996.

  10.1*   Form of Director and Officer Indemnification Agreement.

  10.2*   Stock Option Plan.

  10.3*   Director Stock Option Plan.

  10.4*   1996 Employee Stock Purchase Plan.

  10.5*   Facilities Lease for 1049 Kiel Court, Sunnyvale, California.

  10.6*   401(k) Plan.

  11.1    Statement re: Computation of Net Loss Per Share.

  23.1    Consent of Coopers & Lybrand L.L.P.

  27      Financial Data Schedule
-------------------
* Incorporated herein by reference from the Company's Registration Statement on Form S-1
    (File No. 333-03770), as amended, filed on April 18, 1996.)

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Eclipse Surgical Technologies, Inc.:


     We have audited the accompanying balance sheets of Eclipse Surgical Technologies, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eclipse Surgical Technologies, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                              COOPERS & LYBRAND L.L.P.



San Jose, California
February 7, 1997

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)


                                     ASSETS
                                                                          1996        1995
                                                                        ---------   --------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $ 24,106    $    123
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . .    21,397           -
  Accounts receivable, net of allowance for doubtful accounts of
    $280 and $29 at December 31, 1996 and 1995, respectively . . . . .     2,483         532
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,464       1,670
  Prepaids and other current assets. . . . . . . . . . . . . . . . . .       431          14
                                                                        ---------   --------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . .    50,881       2,339
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .       906          98
Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . .     6,560           -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       359          22
                                                                        ---------   --------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 58,706    $  2,459
                                                                        ---------   --------
                                                                        ---------   --------

                                   LIABILITIES

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,043    $  1,217
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       908         547
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . .        28         270
  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .         -          45
  Current portion of long-term debt. . . . . . . . . . . . . . . . . .        41       1,809
                                                                        ---------   --------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . .     3,020       3,888
Long-term debt, less current portion . . . . . . . . . . . . . . . . .        20           -
                                                                        ---------   --------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     3,040       3,888
                                                                        ---------   --------
Commitments and contingencies (Note 8).


                         SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 16,172 shares at December 31, 1996 and
    11,210 shares at December 31, 1995 . . . . . . . . . . . . . . . .    65,339       4,690
Notes receivable for common stock. . . . . . . . . . . . . . . . . .           -        (104)
Unrealized gain on marketable securities . . . . . . . . . . . . . . .       498           -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (10,171)     (6,015)
                                                                        ---------   --------
    Total shareholders' equity (deficit) . . . . . . . . . . . . . . .    55,666      (1,429)
                                                                        ---------   --------
    Total liabilities and shareholders' equity (deficit) . . . . . . .  $ 58,706    $  2,459
                                                                        ---------   --------
                                                                        ---------   --------


The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               1996         1995         1994
                                             --------     --------     --------

Net revenues . . . . . . . . . . . . . . .   $ 9,759      $ 2,707      $ 2,020
Cost of revenues . . . . . . . . . . . . .     3,558        1,642        1,173
                                             --------     --------     --------
  Gross profit . . . . . . . . . . . . . .     6,201        1,065          847
                                             --------     --------     --------
Operating expenses:
  Research and development . . . . . . . .     6,586        1,010          971
  Sales and marketing. . . . . . . . . . .     3,327          879          392
  General and administrative . . . . . . .     2,000          681        1,031
                                             --------     --------     --------
    Total operating expenses . . . . . . .    11,913        2,570        2,394
                                             --------     --------     --------
      Operating loss . . . . . . . . . . .    (5,712)      (1,505)      (1,547)
Interest expense . . . . . . . . . . . . .      (196)        (923)        (447)
Interest income. . . . . . . . . . . . . .     1,752            2           12
                                             --------     --------     --------
      Net loss . . . . . . . . . . . . . .   $(4,156)     $(2,426)     $(1,982)
                                             --------     --------     --------
                                             --------     --------     --------
Net loss per share . . . . . . . . . . . .   $ (0.28)     $ (0.19)     $ (0.16)
                                             --------     --------     --------
                                             --------     --------     --------
Shares used in per share calculation . . .    15,028       12,765       12,526
                                             --------     --------     --------
                                             --------     --------     --------






   The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)




                                                                     NOTES
                                                                   RECEIVABLE     UNREALIZED
                                             COMMON STOCK             FOR          GAIN ON
                                             ------------           COMMON        MARKETABLE  ACCUMULATED
                                        SHARES        AMOUNT         STOCK        SECURITIES    DEFICIT         TOTAL
                                        ------        ------         -----        ----------    -------       --------

Balances, January 1, 1994. . . . .        9,889       $ 2,618                                  $ (1,607)      $ 1,011
  Issuance of common stock . . . .          580           822                                         -           822
  Issuance of warrants . . . . . .            -            10                                         -            10
  Net loss . . . . . . . . . . . .            -             -                                    (1,982)       (1,982)
                                         ------       -------                                  ---------      --------
Balances, December 31, 1994. . . .       10,469         3,450                                    (3,589)         (139)
  Issuance of common stock . . . .          741         1,235        $ (104)                          -         1,131
  Issuance of warrants . . . . . .            -             5                                         -             5
  Net loss . . . . . . . . . . . .            -             -             -                      (2,426)       (2,426)
                                         ------       -------        ------                    ---------      --------
Balances, December 31, 1995. . . .       11,210         4,690          (104)                     (6,015)       (1,429)
  Issuance of common stock in
    connection with initial
    public offering. . . . . . . .        4,000        57,956                                                  57,956
  Issuance of common stock . . . .          962         2,691                                                   2,691
  Payment on notes receivable. . .                                      104                                       104
  Issuance of warrants . . . . . .            -             2                                                       2
  Unrealized gain on
    marketable securities. . . . .                                                $   498                         498
  Net loss . . . . . . . . . . . .            -             -             -                    $ (4,156)       (4,156)
                                         ------       -------        ------       -------      ---------      --------
Balances, December 31, 1996. . . .       16,172       $65,339        $    -       $   498      $(10,171)      $55,666
                                         ------       -------        ------       -------      ---------      --------
                                         ------       -------        ------       -------      ---------      --------








    The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                         1996           1995           1994
                                                                         ----           ----           ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(4,156)       $(2,426)       $(1,982)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .           200             72             11
      Amortization of discount and financing costs . . . . . . .             -            607            338
      Provision for doubtful accounts. . . . . . . . . . . . . .           378             40             55
      Changes in operating assets and liabilities:
        Increase in accounts receivable. . . . . . . . . . . . .        (2,329)          (191)          (247)
        (Increase) decrease in inventories . . . . . . . . . . .          (794)           163           (486)
        (Increase) decrease in prepaids and other current  assets         (417)           349           (202)
        (Increase) decrease in other assets  . . . . . . . . . .          (337)             -              -
        Increase in accounts payable . . . . . . . . . . . . . .           826            266            418
        Increase (decrease) in customer deposits . . . . . . . .          (242)            46            224
        Increase (decrease) in accrued liabilities . . . . . . .           361             (4)           144
                                                                       --------       --------       --------
          Net cash used in operating activities    . . . . . . .        (6,510)        (1,078)        (1,727)
                                                                       --------       --------       --------
Cash flows from investing activities:
  Purchase of marketable securities. . . . . . . . . . . . . . .       (27,459)             -              -
  Acquisition of property and equipment. . . . . . . . . . . . .          (974)           (62)           (16)
                                                                       --------       --------       --------
          Net cash used in investing activities. . . . . . . . .       (28,433)           (62)           (16)
                                                                       --------       --------       --------
Cash flows from financing activities:
  Payments on capital lease obligations. . . . . . . . . . . . .            (6)             -             (2)
  Payments on short-term borrowings. . . . . . . . . . . . . . .           (45)          (782)             -
  Net proceeds from issuance of common stock and warrants. . . .        60,649          1,136             22
  Payments on notes receivable . . . . . . . . . . . . . . . . .           104              -              -
  Proceeds from short-term borrowings. . . . . . . . . . . . . .             -            827              -
  Payments on long-term debt . . . . . . . . . . . . . . . . . .        (1,776)           (50)             -
  Proceeds from issuance of long term debt . . . . . . . . . . .             -              -          1,724
                                                                       --------       --------       --------
          Net cash provided by financing activities. . . . . . .        58,926          1,131          1,744
                                                                       --------       --------       --------
            Net increase (decrease) in cash and cash
              equivalents. . . . . . . . . . . . . . . . . . . .        23,983             (9)             1
Cash and cash equivalents at beginning of period . . . . . . . .           123            132            131
                                                                       --------       --------       --------
Cash and cash equivalents at end of period . . . . . . . . . . .       $24,106        $   123        $   132
                                                                       ========       ========       ========
Supplemental schedule of cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .       $   281        $    71        $     9
  Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .       $     -        $     1        $     1
Supplemental schedule of noncash investing and
  financing activities:
  Unrealized gain on marketable securities . . . . . . . . . . .       $   498        $     -        $     -
                                                                       ========       ========       ========
  Issuance of common stock in connection with notes payable. . .       $     -        $     -        $   811
                                                                       ========       ========       ========
  Issuance of common stock and warrants in exchange for note
    receivable . . . . . . . . . . . . . . . . . . . . . . . . .             -        $   104        $     -
                                                                       ========       ========       ========
Acquisition of equipment under capital lease . . . . . . . . . .       $    34        $     -        $     -
                                                                       ========       ========       ========



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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

          All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents, and are held primarily at one bank and one investment bank.

MARKETABLE SECURITIES:

          Marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified as noncurrent assets have scheduled maturities of more than one year. Unrealized holding gains on such securities are reported as a separate component of shareholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

INVENTORIES:

          Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

          Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and customer deposits approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the long-term debt obligations also approximates fair value.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED):

CERTAIN RISKS AND CONCENTRATIONS:

          The Company sells its products primarily to hospitals and other health care providers in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1996 and 1995, four customers accounted for 68% and three customers accounted for 66% of accounts receivable, respectively.

          The Company purchases certain laser and fiber-optic components and subassemblies from single sources. Although the Company has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would affect the Company's ability to manufacture its products and would, therefore, adversely affect operating results.

REVENUE RECOGNITION:

          The Company typically recognizes revenue on product sales upon receipt of purchase order and subsequent shipment of product. Where purchase orders allow customers an acceptance period, revenue is recognized upon acceptance.

          Revenues from service contracts, rentals, and per procedure fees are recognized upon performance or over the terms of the contract as appropriate.

RESEARCH AND DEVELOPMENT:

          Research and development expenses are charged to operations as incurred.

PROPERTY AND EQUIPMENT:

          Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of three to five years. Assets acquired under capital leases are amortized over the shorter of their estimated useful lives or the term of the related lease (generally three to five years). Amortization of leasehold improvements is based on the straight-line method over the shorter of the estimated useful life or the lease term.

WARRANTIES:

          The Company's laser products are generally warranted for one year. The Company provides for estimated future costs of repair, replacement, or customer accommodations which are reflected in the accompanying financial statements.

INCOME TAXES:

          The Company accounts for income taxes using the liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED):


STOCK BASED COMPENSATION:

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock based compensation in accordance with the provisions of APB No. 25 and presents disclosures required by SFAS No. 123.

NET LOSS PER SHARE:

          Net loss per share is computed using the weighted average number of shares of common stock outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common stock equivalent shares issued by the Company during the twelve months preceding the initial offering date, using the treasury stock method and the assumed public offering price per share, have been included in the calculation of net loss per share for all periods presented.


3.        MARKETABLE SECURITIES:

          At December 31, 1996, marketable securities consisted of fixed income U.S. government securities held by an investment bank. These marketable securities had a cost basis of approximately $27,459,000 and a fair value of $27,957,000 and mature at various dates through 1998.


4.        INVENTORIES:

          Inventories consist of the following (IN THOUSANDS):

                                                    DECEMBER 31,
                                                    ------------
                                                   1996      1995
                                                   ----      ----
               Raw materials . . . . . . . . .   $  511    $  287
               Work in process . . . . . . . .       99       351
               Finished goods. . . . . . . . .    1,854     1,032
                                                 ------    ------
                                                 $2,464    $1,670
                                                 ------    ------
                                                 ------    ------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5.        PROPERTY AND EQUIPMENT:

          Property and equipment consists of the following (IN THOUSANDS):

                                                                          DECEMBER 31,
                                                                          ------------
                                                                       1996         1995
                                                                       ----         ----
          Computers and equipment. . . . . . . . . . . . . . .       $  879       $  142
          Manufacturing and demonstration equipment. . . . . .          467          196
          Leasehold improvements . . . . . . . . . . . . . . .           28           28
                                                                     -------      ------
                                                                      1,374          366
                                                                     -------      ------
          Less accumulated depreciation and amortization . . . .       (468)        (268)
                                                                     -------      ------
                                                                     $  906       $   98
                                                                     -------      -------
                                                                     -------      -------


          The Company leases certain equipment under a capital lease which expires in February 2000. Related costs and amortization as of December 31, 1996 are approximately $34,000 and $6,000, respectively.

6.        ACCRUED LIABILITIES:

          Accrued liabilities consists of the following (IN THOUSANDS):



                                                                          DECEMBER 31,
                                                                          ------------
                                                                       1996         1995
                                                                       ----         ----
               Accrued salaries and related. . . . . . . . . . . .   $  487
               Accrued commissions . . . . . . . . . . . . . . . .      156       $  120
               Accrued warranty. . . . . . . . . . . . . . . . . .      141           60
               Accrued interest. . . . . . . . . . . . . . . . . .        6          249
               Other . . . . . . . . . . . . . . . . . . . . . . .      118          118
                                                                     ------       ------
                                                                     $  908       $  547
                                                                     ------       ------
                                                                     ------       ------



7.        LONG-TERM DEBT:
          During 1994, the Company entered into promissory notes for $1,008,974 with interest at 6% per annum. The balance outstanding on these notes was $19,000 and $1,008,974 at December 31, 1996 and 1995 respectively. The remaining notes were paid in full in February 1997.

          During 1994, the Company entered into promissory notes totaling $798,738 with interest at 10%. The balance outstanding on these notes was $14,000 and $798,738 at December 31,1996 and 1995 respectively. The remaining notes were paid in full in February 1997.

8.        COMMITMENTS AND CONTINGENCIES:

          The Company has entered into four operating leases for office facilities with terms extending from March 1998 to December 1999. The minimum future rental payments are (in thousands):

               YEAR ENDED DECEMBER 31,
               -----------------------
               1997. . . . . . . . . . . . . . . . . $399
               1998. . . . . . . . . . . . . . . . . .256
               1999. . . . . . . . . . . . . . . . . . 43

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


8.    COMMITMENTS AND CONTINGENCIES -- (CONTINUED):

          Rent expense was approximately $172,000, $139,000 and $92,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

          The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

9.        SHAREHOLDERS' EQUITY:

COMMON STOCK:

          On May 31, 1996 the Company issued 4,000,000 shares of its common stock in an initial public offering for net proceeds of approximately $58,000,000.

          In April, 1996 the Company amended its Articles of Incorporation to increase the authorized shares of Common Stock from 45,000,000 to 50,000,000 and effect a three-for-one stock split of the outstanding common stock. All common and common equivalent shares and per share amounts in these financial statements have been adjusted retroactively to give effect to the stock split.

          In February 1996 the Company sold 472,200 shares of common stock for net proceeds of approximately $2,000,000 in a private placement.

          Under certain circumstances, the Company has right of first refusal to purchase common stock from selling shareholders.

WARRANTS:

          At December 31, 1996, warrants were outstanding to purchase a total of 904,581 shares of common stock at exercise prices ranging from $1.67 to $4.17. The warrants, which were issued in connection with various debt and equity financings, are exercisable and terminate upon the earlier of; sixteen months to five years from the effective grant date, a merger or sale of all or substantially all of the Company's assets to a noncontrolling entity, or certain other conditions. At December 31, 1996, the Company had reserved 904,581 shares of common stock for issuance upon exercise of these warrants. During the years ended December 31, 1994 and 1995 no warrants were exercised. In 1996, 267,057 warrants were exercised generating proceeds of approximately $524,000.

ADOPTION OF SFAS NO.123, "ACCOUNTING FOR STOCK BASED COMPENSATION":

          The Company has a Stock Option Plan, a Directors' Stock Option Plan and an Employee Stock Purchase Plan under which an aggregate of 4,220,329 shares of the Company's common stock has been reserved for future issuance. Effective January 1, 1996, the Company elected to adopt the disclosure only provision of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation". The Company, however, continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan and Directors' Stock Option Plan. Had compensation cost for these plans been determined based on the fair value of the options at the grant date for awards in 1996 and 1995

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

9.    SHAREHOLDERS' EQUITY -- (CONTINUED):

consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           DECEMBER 31,
                                                           ------------
                                                          1996       1995
                                                          ----       ----
           Net loss as reported . . . . . . . . . .    $(4,156)   $(2,426)
                                                       -------    -------
                                                       -------    -------
           Net loss - pro forma . . . . . . . . . .    $(5,794)   $(2,636)
                                                       -------    -------
                                                       -------    -------
           Net loss per share as reported . . . . .    $ (0.28)   $ (0.19)
                                                       -------    -------
                                                       -------    -------
           Net loss per share - pro forma . . . . .    $ (0.39)   $ (0.21)
                                                       -------    -------
                                                       -------    -------

As the provisions of SFAS No. 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of the pro forma stock compensation cost will likely continue to increase as the vesting period for the Company's options and the period over which the stock compensation is charged to expense is generally three years.

The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995.

                                                           DECEMBER 31,
                                                           ------------
                                                         1996       1995
                                                         ----       ----
           Exercise price . . . . . . . . . . . . .    $ 2.79     $ 1.40
           Expected life of option. . . . . . . . .    9 years    7 years
           Risk-free interest rate. . . . . . . . .      6.36%      5.73%
           Expected volatility. . . . . . . . . . .        45%        60%

STOCK OPTION PLAN:

     In January 1991 and as amended and restated in October 1991, August 1994, and April 1996, the Company adopted the Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 1996, the Company had reserved for issuance under this plan a total of 4,000,000 shares of common stock. Under the plan, options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.

  DIRECTORS' STOCK OPTION PLAN:

     In August 1994, and as amended and restated in April 1996, the Company adopted the Directors' Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 1996, the Company had reserved for issuance under this plan 200,000 shares of common stock. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

9.    SHAREHOLDERS' EQUITY -- (CONTINUED):


Option activity under both plans is as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                            OUTSTANDING OPTIONS
                                                                    -----------------------------------
                                                     SHARES
                                                    AVAILABLE        NUMBER      WEIGHTED
                                                       FOR             OF         AVERAGE
                                                      GRANT          SHARES   PRICE PER SHARE     TOTAL
                                                      -----          ------   ---------------     -----
 Balance, January 1, 1994. . . . . . . .               145             615         $0.89         $   545
   Additional  shares reserved . . . . .             1,482
   Options granted . . . . . . . . . . .              (670)            670         $1.44             960
   Options canceled. . . . . . . . . . .                49            (49)         $1.44            (71)
                                                    ------          -----          -----        -------
 Balance, December 31, 1994. . . . . . .             1,006           1,236         $1.09          1,434
   Additional shares reserved. . . . . .             1,200
   Options granted . . . . . . . . . . .            (1,308)          1,308         $1.67          2,180
   Options canceled. . . . . . . . . . .                  4            (4)         $1.45             (6)
                                                    ------          -----          -----        -------
 Balance, December 31, 1995. . . . . . .               902          2,540          $1.38          3,608
   Additional shares reserved. . . . . .               750
   Options granted . . . . . . . . . . .              (515)           515          $8.96          4,618
   Options canceled. . . . . . . . . . .                56            (56)         $3.74           (208)
   Options exercised . . . . . . . . . .                 -           (214)         $0.91           (196)
                                                    ------          -----          -----        -------
                                                    ------          -----          -----        -------
 Balance, December 31, 1996  . . . . . .             1,193          2,785          $2.77        $ 7,822
                                                    ------          -----          -----        -------
                                                    ------          -----          -----        -------

     At December 31, 1996, 1995 and 1994, options to purchase 1,517,045, 1,241,646, and 663,690 shares of common stock, respectively were exercisable at weighted average fair values of $1.38, $0.96, and $0.70, respectively.

                                                                 OPTIONS CURRENTLY
                      OPTIONS OUTSTANDING                           EXERCISABLE
--------------------------------------------------------------      ------------
                                        WEIGHTED
                                         AVERAGE      WEIGHTED                   WEIGHTED
                        NUMBER OF       REMAINING     AVERAGE                    AVERAGE
     EXERCISE            SHARES        CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
     PRICES            OUSTANDING     LIFE IN YEARS    PRICE      EXERCISABLE     PRICE
     -------           ----------     -------------    ------     -----------     -----
                      (IN THOUSANDS)                          (IN THOUSANDS)
 $ 0.03 - $ 0.15          267              4.52        $ 0.15         266         $ 0.15
 $ 1.44 - $ 1.44          737              3.76        $ 1.44         682         $ 1.44
 $ 1.67 - $ 1.67        1,290              8.90        $ 1.67         527         $ 1.67
 $ 2.15 - $12.00          491              8.40        $ 9.11          42         $ 4.79


EMPLOYEE STOCK PURCHASE PLAN:

          The Company adopted the Employee Stock Purchase Plan in April 1996, under which 250,000 shares of common stock have been reserved for issuance. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employees compensation, subject to certain limitations. At December 31, 1996, 7,671 shares had been issued under this plan.

10.       EMPLOYEE RETIREMENT PLAN:

          In December 1996, the Company adopted a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The Plan provides for employer contributions at the discretion of the Board of Directors, however, no such contributions were made in 1996.

11.       INCOME TAXES:

          The components of the net deferred tax asset were as follows (IN THOUSANDS):

                                                                 DECEMBER 31,
                                                                 ------------
                                                                1996     1995
                                                                ----     ----
           Net operating losses. . . . . . . . . . . . . .  $  2,939  $ 1,639
           Research and development and other credits. . .       649      291
           Reserves. . . . . . . . . . . . . . . . . . . .       301       75
           Accrued Liabilities . . . . . . . . . . . . . .       139       62
           Other . . . . . . . . . . . . . . . . . . . . .        37        -
                                                             -------   ------
              Net deferred asset . . . . . . . . . . . . .     4,065    2,067
           Less valuation allowance. . . . . . . . . . . .    (4,065)  (2,067)
                                                             -------   ------
                                                             $     -   $    -
                                                             -------   ------
                                                             -------   ------


          The Company has established a valuation allowance to the extent of its deferred tax asset since it is not certain that a benefit can be realized in the future due to the Company's recurring operating losses.

          The change in the valuation allowance was $1,998,000, $436,000 and $828,000 in 1996, 1995, and 1994, respectively.

          The noncurrent portion of the deferred tax assets, which totaled $3,290,000 and $1,930,000 at December 31, 1996 and 1995, respectively, are included above.

          At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $7,700,000 and $4,000,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state credit carryforwards of approximately $387,000 and $263,000 available to offset future tax liabilities. The Company's net operating loss carryforwards, as well as credit carryforwards, expire in 1998 through 2011, if not utilized.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

11.       INCOME TAXES -- (CONTINUED):

          The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering resulted in an ownership change which could restrict the utilization of the carryforwards.

12.       MAJOR CUSTOMERS:

          For the year ended December 31, 1996 one customer accounted for 11% of net revenues. Two customers accounted for 10% each of net revenues for the year ended December 31, 1995. No customer accounted for more than 10% of net revenues in 1994.

          Export sales accounted for approximately 13%, 20% and 3.2% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              ECLIPSE SURGICAL TECHNOLOGIES, INC.
                              Registrant



Date:    March 13, 1997       By:  /S/   Douglas Murphy-Chutorian, M.D.
                                   ---------------------------------------------
                                   DOUGLAS MURPHY-CHUTORIAN, M.D.
                                   CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                   OFFICER



        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.


           Signature                           Title                  Date
           ---------                           -----                  ----

/S/   Douglas Murphy-Chutorian, M.D.     Chairman, and Chief      March 13, 1997
------------------------------------      Executive Officer
      Douglas Murphy-Chutorian M.D.      (Principal Executive
                                              Officer)


/S/   Richard L. Mueller, JR.              President, Chief       March 13, 1997
------------------------------------     Operating Officer
      Richard L. Mueller, Jr.                and Director

/S/   Barbara A. Dreblow                Chief Financial Officer   March 13, 1997
------------------------------------   (Principal Accounting and
      Barbara A. Dreblow                   Financial Officer)

/S/   Iain M. Watson                           Director           March 13, 1997
------------------------------------
      Iain M. Watson

/S/   Robert L. Mortensen                      Director           March 13, 1997
------------------------------------
      Robert L. Mortensen

/S/   Alan Kaganov, SC.D.                      Director           March 13, 1997
------------------------------------
      Alan Kaganov, Sc.D.

                                                                     SCHEDULE II


                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                               BALANCE AT                                    BALANCE
                                               BEGINNING                                      AT END
                                               OF PERIOD    ADDITIONS(1)    DEDUCTIONS(2)    OF PERIOD
                                               ---------    -------------   -------------    ---------
Year ended December 31, 1994
 Allowance for doubtful accounts. . . . .        $   5          $ 55            $  -           $ 60

Year ended December 31, 1995. . . . . . .        $  60          $ 40            $ 71           $ 29
 Allowance for doubtful accounts

Year ended December 31, 1996. . . . . . .        $  29          $258            $  7           $280
 Allowance for doubtful accounts
---------------------------------


(1)  Charged to costs and expenses.
(2)  Accounts written off against the reserve.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


     In connection with our audits of the financial statements of Eclipse Surgical Technologies, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14a herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                         COOPERS & LYBRAND L.L.P.


San Jose, California
February 7, 1997