Form 10-Q
period 1997-03-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1997-05-09
CIK 863680

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                        Commission file number    0-28288

                        ---------------------------------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        ---------------------------------

           CALIFORNIA                                 77-0223740
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the latest practicable date.

                                 16,228,622 shares
                                As of April 25, 1997


-------------------------------------------------------------------------------

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                  TABLE OF CONTENTS


                           PART 1 - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1 Financial Statements:

       a.  Balance Sheets
           as of March 31, 1997 and December 31, 1996 . . . . . . . . . .   1

       b.  Statements of Operations
           for the three months ended March 31, 1997 and 1996 . . . . . .   2

       c.  Statements of Cash Flows
           for the three months ended March 31, 1997 and 1996 . . . . . .   3

       d.  Notes to Financial Statements. . . . . . . . . . . . . . . . .   4

Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . .   5


                            PART II - OTHER INFORMATION


Item 1 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  15

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


                                     EXHIBITS


       Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .  17

Exhibit 11.1 Statement Regarding Computation of Net Income
       (Loss) Per Share . . . . . . . . . . . . . . . . . . . . . . . . .  18

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                  BALANCE SHEETS
                                  (IN THOUSANDS)

                                      ASSETS

                                                           MARCH 31, 1997     DECEMBER 31, 1996
                                                           --------------     -----------------
                                                            (UNAUDITED)

Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . .     $ 21,270            $ 24,106
 Marketable securities  . . . . . . . . . . . . . . . . .        9,353              21,397
 Accounts receivable, net of allowance for doubtful
   accounts of $308 at March 31, 1997 and $280 at
   December 31, 1996, respectively  . . . . . . . . . . .        1,555               2,483
 Inventories  . . . . . . . . . . . . . . . . . . . . . .        3,093               2,464
 Prepaids and other current assets  . . . . . . . . . . .          171                 431
                                                              --------            --------
   Total current assets . . . . . . . . . . . . . . . . .       35,442              50,881
Property and equipment, net . . . . . . . . . . . . . . .        1,458                 906
Marketable securities . . . . . . . . . . . . . . . . . .       17,338               6,560
Other assets  . . . . . . . . . . . . . . . . . . . . . .          230                 359
                                                              --------            --------
   Total assets . . . . . . . . . . . . . . . . . . . . .     $ 54,468            $ 58,706
                                                              --------            --------
                                                              --------            --------


                                    LIABILITIES

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . .     $  1,373            $  2,043
 Accrued liabilities. . . . . . . . . . . . . . . . . . .        1,399                 908
 Customer deposits  . . . . . . . . . . . . . . . . . . .           28                  28
 Current portion of long-term debt  . . . . . . . . . . .            7                  41
                                                              --------            --------
   Total current liabilities  . . . . . . . . . . . . . .        2,807               3,020
Long-term debt, less current portion  . . . . . . . . . .           18                  20
                                                              --------            --------
   Total liabilities  . . . . . . . . . . . . . . . . . .        2,825               3,040
                                                              --------            --------


                                SHAREHOLDERS' EQUITY

Preferred stock, no par value:
 Authorized: 5,000 shares;
 Issued and outstanding: none
Common stock, no par value:
 Authorized: 50,000 shares;
 Issued and outstanding: 16,205 at March 31, 1997 and
   16,172 shares at December 31, 1996 . . . . . . . . . .       65,449              65,339
Unrealized gain on marketable securities. . . . . . . . .          222                 498
Accumulated deficit . . . . . . . . . . . . . . . . . . .      (14,028)            (10,171)
                                                              --------            --------
   Total shareholders' equity . . . . . . . . . . . . . .       51,643              55,666
                                                              --------            --------
   Total liabilities and shareholders' equity . . . . . .     $ 54,468            $ 58,706
                                                              --------            --------
                                                              --------            --------


   The accompanying notes are an integral part of these financial statements

                     ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     1997            1996
                                                  -----------     -----------
                                                  (unaudited)     (unaudited)


Net revenues . . . . . . . . . . . . . . . . . . .  $ 1,208         $ 1,752
Cost of revenues . . . . . . . . . . . . . . . . .      630             502
                                                    -------         -------
  Gross profit . . . . . . . . . . . . . . . . . .      578           1,250
                                                    -------         -------
Operating expenses:
  Research and development . . . . . . . . . . . .    2,727             517
  Sales and marketing  . . . . . . . . . . . . . .    1,411             396
  General and administrative . . . . . . . . . . .      795             211
                                                    -------         -------
    Total operating expenses . . . . . . . . . . .    4,933           1,124
                                                    -------         -------
      Operating income (loss). . . . . . . . . . .   (4,355)            126
Interest expense . . . . . . . . . . . . . . . . .       (6)            (50)
Interest income  . . . . . . . . . . . . . . . . .      504               -
                                                    -------         -------
      Net income (loss). . . . . . . . . . . . . .  $(3,857)        $    76
                                                    -------         -------
                                                    -------         -------

Net income (loss) per share. . . . . . . . . . . .  $ (0.24)        $  0.01
                                                    -------         -------
                                                    -------         -------
Shares used in per share calculation . . . . . . .   16,181          14,863
                                                    -------         -------
                                                    -------         -------





    The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1997          1996
                                                          (unaudited)   (unaudited)
Cash flows from operating activities:

Net income (loss). . . . . . . . . . . . . . . . . . . .  $ (3,857)        $   76
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:

  Depreciation and amortization. . . . . . . . . . . . .       105             29
  Provision for doubtful accounts. . . . . . . . . . . .       452             34
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable . . . . .       476           (942)
    (Increase) decrease in inventories . . . . . . . . .      (629)            58
    (Increase) decrease in prepaids and other assets . .       260            (76)
    Decrease in other assets . . . . . . . . . . . . . .       129              -
    Increase (decrease) in accounts payable  . . . . . .      (670)            16
    Increase in customer deposits  . . . . . . . . . . .         -             56
    Increase in accrued liabilities. . . . . . . . . . .       491            128
                                                          --------         ------

      Net cash used in operating activities. . . . . . .    (3,243)          (621)
                                                          --------         ------

Cash flows from investing activities:
  Sale of marketable securities  . . . . . . . . . . . .    12,044              -
  Investment in marketable securities. . . . . . . . . .   (11,054)             -
  Acquisition of property and equipment. . . . . . . . .      (657)           (35)
                                                          --------         ------

      Net cash provided (used) by investing activities .       333            (35)
                                                          --------         ------

Cash flows from financing activities:
  Payments on short-term borrowings  . . . . . . . . . .         -            (34)
  Net proceeds from issuance of common stock . . . . . .       110          1,969
  Payments on long-term debt . . . . . . . . . . . . . .       (36)          (125)
                                                          --------         ------

      Net cash provided by financing activities. . . . .        74          1,810
                                                          --------         ------

        Net increase (decrease) in cash and cash
           equivalents . . . . . . . . . . . . . . . . .    (2,836)         1,154
Cash and cash equivalents at beginning of period . . . .    24,106            123
                                                          --------         ------

Cash and cash equivalents at end of period . . . . . . .   $21,270         $1,277
                                                          --------         ------
                                                          --------         ------

Supplemental schedule of noncash investing and
  financing activities:
  Unrealized gain on marketable securities . . . . . . .   $   222         $    -
                                                          --------         ------
                                                          --------         ------

  Acquisition of equipment under capital lease . . . . .   $     -         $   30
                                                          --------         ------
                                                          --------         ------


   The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

NET INCOME (LOSS) PER SHARE:

     Net (income) loss per share is computed using the weighted average number of common and common equivalent (when dilutive) shares of common stock outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common stock equivalent shares issued by the Company during the twelve months preceding the initial offering date, using the treasury stock method and the assumed public offering price per share, have been included in the calculation of net income per share for the three months ended March 31, 1996.

RECENT PRONOUNCEMENTS:

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings per Share. SFAS will become effective for the Company's 1997 fiscal year. The impact of adopting SFAS 128 is not expected to have a material impact on the Company's financial condition or results of operations.

2.  Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                MARCH 31,        DECEMBER 31,
                                                  1997              1996
                                                  ----              ----
                                               (UNAUDITED)

Raw materials . . . . . . . . . . . . . . .     $  883            $  511
Work in process . . . . . . . . . . . . . .         42                99
Finished goods. . . . . . . . . . . . . . .      2,168             1,854
                                                ------            ------
                                                $3,093            $2,464
                                                ------            ------
                                                ------            ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER REPORTS FILED BY THE COMPANY.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC).

OVERVIEW

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

     In late 1995, the Company began restructuring its operations and expanding its management team in order to focus on the development and commercialization of its TMR products. In September 1995, the Company received an IDE allowing it to begin selling its TMR products for investigational use only, and commenced clinical trials in the United States and Europe in November 1995. In 1995 and 1996, the Company has installed a total of 68 TMR systems through March 31, 1997 in the hospitals.

     Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. Since 1996, the Company has focused on TMR activities, particularly research and development activities and clinical trials. At March 31, 1997, the Company had an accumulated deficit of $14,028,000.

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

RESULTS OF OPERATIONS


REVENUES

     Net revenues decreased 31% to 1,208,000 for the three months ended March 31, 1997 from $1,752,000 in the corresponding period of 1996. The decrease was primarily due to a new HCFA policy which restricts Medicare reimbursement for TMR equipment and procedures. The Company's products had received third party reimbursement under the preceding HCFA policy. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment.

     Future revenues could continue to be affected by restrictions on third party reimbursement and the timing and manner of sale of a limited number of units of TMR laser systems. The Company intends to continue selling the systems to hospitals outright (list price is $295,000) or placing the system with the hospital for a placement fee (currently $25,000) plus an additional fee for each procedure performed. As a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates that these sales will be more difficult to obtain in 1997 than in the prior year.

     The list price of the Company's laser base units, the timing of individual orders and shipments, as well as the manner of sale, could significantly impact quarter to quarter results.

GROSS PROFIT

     Gross profit decreased to $578,000 for the three months ended March 31, 1997 from $1,250,000 for the corresponding period in 1996. The gross profit percentage decreased to 48% for the quarter from 71% for the corresponding period of 1996. The decrease reflects unabsorbed manufacturing costs caused by a decrease in revenues as well as an increase in manufacturing overhead in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Manufacturing headcount increased to 30 from eight at March 31, 1997 and 1996, respectively. Additionally, the expenses incurred in achieving CE Mark and pursuing ISO 9001 have been included in manufacturing overhead.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased to $2,727,000 or 226% of net revenues for the three months ended March 31, 1997 from $517,000 or 30% of net revenues for the three months ended March 31, 1996.

     The increase in these expenses reflects a higher level of research and development expenses relating to TMR including costs related to the introduction of new TMR products, filing of six patent applications, costs to support clinical trials, and an increase in headcount to 25 research and development employees at March 31, 1997 from six at March 31, 1996. The Company's products are currently in clinical trials, and therefore, subject to limitations by the FDA. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. Additionally, as a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates a significant increase in future expenditures relating to hospital support of the Company's clinical trials. Accordingly, the Company believes that research and development expenses will continue to increase significantly over the short term and possibly thereafter.

SALES AND MARKETING

     Sales and marketing expenses increased to $1,411,000 or 117% of net revenues in the three months ended March 31, 1997 from $396,000 or 23% of net revenues in the corresponding period in 1996. The increase in the three months ended March 31,1997 reflects the Company's application of additional resources to the TMR market including expansion of the Company's sales and marketing staff to 12 from seven at March 31, 1997 and 1996, respectively, increased travel and trade show expenses, and costs to develop the international market. The Company expects that sales and marketing expenses will continue to increase significantly as the Company continues to focus resources on the development of its TMR products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $795,000 or 66% of net revenues for the three months ended March 31, 1997 from $211,000 or 12% of net revenues for the three months ended March 31, 1996. The increase reflects increased headcount to fourteen at March 31, 1997 from four at March 31, 1996, and expenses related to being a publicly traded company, including investor relations fees, legal, accounting and stock administration expenses. The Company anticipates that general and administrative expenses will continue to increase in relation to sales and general headcount increases.

INTEREST INCOME AND EXPENSE

     The Company earned $504,000 of interest income in the three months ended March 31, 1997, primarily from investment of proceeds received in connection with its initial public offering in May 1996. Prior to its initial public offering, the Company had limited cash balances and therefore earned little if any interest income.

     Interest expense decreased to $6,000 for the three months ended March 31, 1997 from $50,000 in the corresponding period of 1996 reflecting a decrease in outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At March 31, 1997, the Company had aggregate cash and marketable securities of $47,961,000 as compared to $52,063,000 at December 31, 1996. The Company used $3,243,000 and $621,000 for operating activities for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, the Company had an accumulated deficit of $14,028,000.

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

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS..

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The Company holds five U.S. patents and related foreign patents relating to surgical treatment with lasers and fiber-optic handpieces, and has applied for additional patents relating to its laser technology, TMR applications and fiber-optic handpieces. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

HISTORY OF OPERATING LOSSES

     From inception to March 31, 1997, the Company incurred cumulative net losses of approximately $14 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's TMR products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

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

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a Health Care Financing Administration ("HCFA") policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/ investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's procedures had received third party reimbursement in many cases under HCFA's policy. As of May 19, 1997, although Category B status is retained, under a recent HCFA ruling, there will not be coverage for any manufacturer's TMR procedures at this time. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

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

CONCENTRATION OF SHARE OWNERSHIP

     The present directors and executive officers of the Company and their affiliates beneficially own approximately 38.1% of the outstanding Common Stock. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

POTENTIAL NEED FOR ADDITIONAL CAPITAL

     Although the Company anticipates that its current cash balances, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least calendar year 1997, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend upon the progress of expansion of the Company's clinical trials and any need for additional trials or other testing of the Company's products, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                           PART II OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

          The Company is not involved in any material litigation outside of the ordinary course of business.



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBIT

          See page 18 for Exhibit 11.1, Statement Regarding Computation of Net Income (Loss) Per Share.

     b.)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the three month period ended March 31, 1997.

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

                              ECLIPSE SURGICAL TECHNOLOGIES, INC.
                              Registrant



Date:     April 28, 1997      /s/  Douglas Murphy-Chutorian, M.D.
                              ------------------------------------------------
                              Douglas Murphy-Chutorian, M.D.
                              Chief Executive Officer







Date:     April 28, 1997      /s/   Barbara A. Dreblow
                              ------------------------------------------------
                              Barbara A. Dreblow
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                EXHIBIT INDEX


Exhibit
Number
--------

11.1   Statement Regarding Computation of Net Income (Loss) Per Share.........18