Form 10-Q
period 1997-06-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1997-08-13
CIK 863680

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                       Commission file number    0-28288
                                                 -------
                             ---------------------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             ---------------------

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

                                  (408) 747-0120
                (REGISTRANT=S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                16,421,394 shares
                               As of July 31, 1997

-------------------------------------------------------------------------------

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                               TABLE OF CONTENTS


                        PART 1 - FINANCIAL INFORMATION
                                                                        Page
                                                                        ----
Item 1    Financial Statements:

          a.    Balance Sheets
                as of June 30, 1997 and December 31, 1996.................  1

          b.    Statements of Operations for the three and six
                months ended June 30, 1997 and 1996.......................  2

          c.    Statements of Cash Flows for the six months ended
                June 30, 1997 and 1996....................................  3

          d.    Notes to Financial Statements.............................  4


Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  5


                          PART II - OTHER INFORMATION

Item 1  Legal Proceedings................................................. 17

Item 4  Submission of Matters to a Vote of Security Holders............... 17

Item 6  Exhibits and Reports on Form 8-K.................................. 17

        Signatures........................................................ 18



                                 EXHIBITS


        Exhibit Index..................................................... 19

Exhibit 11.1  Statement Regarding Computation of Net Loss Per Share ...... 20

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                  ASSETS

                                                     JUNE 30, 1997    DECEMBER 31, 1996
                                                     -------------    -----------------
Current assets:
  Cash and cash equivalents.......................       $  22,186            $  24,106
  Marketable securities...........................          14,561               21,397
  Accounts receivable, net of allowance for
    doubtful accounts of $395 at June 30, 1997
    and  $280 at December 31, 1996,
    respectively..................................           1,566                2,483
  Inventories.....................................           3,299                2,464
  Prepaids and other current assets...............             879                  431
                                                         ----------           ---------
    Total current assets ..........................         42,491               50,881
Property and equipment, net........................          1,700                  906
Marketable securities..............................          6,996                6,560
Other assets.......................................              -                  359
                                                         ----------           ---------
    Total assets...................................      $  51,187            $  58,706
                                                         ----------           ---------
                                                         ----------           ---------


                                LIABILITIES

Current liabilities:
  Accounts payable.................................       $  1,942             $  2,043
  Accrued liabilities..............................          1,624                  908
  Customer deposits................................             28                   28
  Current portion of long-term debt................              7                   41
                                                          ---------            --------
    Total current liabilities......................          3,601                3,020
Long-term debt, less current portion...............             17                   20
                                                          ---------            --------
    Total liabilities..............................          3,618                3,040
                                                          ---------            --------

                          SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 16,410 shares at
    June 30, 1997 and 16,172 shares at
    December 31, 1996..............................         65,927               65,339
Unrealized gain on marketable securities...........            312                  498
Accumulated deficit................................        (18,670)             (10,171)
                                                          ---------            ---------
    Total shareholders' equity.....................         47,569               55,666
                                                          ---------            ---------
    Total liabilities and shareholders' equity.....       $ 51,187             $ 58,706
                                                          ---------            ---------
                                                          ---------            ---------

   The accompanying notes are an integral part of these financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                              STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                   (unaudited)


                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE  30,                    JUNE  30,
                                                           1997           1996           1997          1996
                                                         --------       --------       --------      --------
   Net revenues ..................................       $  1,254       $  2,209       $  2,462      $  3,962
   Cost of revenues...............................            634            853          1,264         1,355
                                                         --------       --------       --------      --------
     Gross profit.................................            620          1,356          1,198         2,607
                                                         --------       --------       --------      --------
   Operating expenses:
    Research and development......................          2,917          1,392          5,644         1,909
    Sales and marketing...........................          1,466            479          2,877           882
    General and administrative....................          1,462            322          2,257           531
                                                         --------       --------       --------      --------
      Total operating expenses....................          5,845          2,193         10,778         3,322
                                                         --------       --------       --------      --------
        Operating loss............................         (5,225)          (837)        (9,580)         (715)
   Interest expense...............................              -           (130)            (6)         (176)
   Interest income................................            583            237          1,087           237
                                                         --------       --------       --------      --------
        Net loss..................................       $ (4,642)      $   (730)      $ (8,499)     $   (654)
                                                         --------       --------       --------      --------
                                                         --------       --------       --------      --------
   Net loss per share.............................       $  (0.28)      $  (0.05)      $  (0.52)     $  (0.05)
                                                         --------       --------       --------      --------
                                                         --------       --------       --------      --------
   Shares used in per share calculation...........         16,284         13,328         16,233        13,046
                                                         --------       --------       --------      --------
                                                         --------       --------       --------      --------

       The accompanying notes are an integral part of these financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1997            1996
                                                        ----------       --------
Cash flows from operating activities:

  Net loss........................................      $  (8,499)       $   (654)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization.................            212              63
    Provision for doubtful accounts...............            776              55

    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable..            141          (1,254)
      (Increase) decrease in inventories..........           (835)             17
      Increase in prepaids and other assets.......           (448)           (435)
      Decrease in other assets....................            359               -
      Increase (decrease) in accounts payable.....           (101)            696
      Increase in accrued liabilities.............            716              39
      Increase in customer deposits...............              -             136
                                                        ---------        --------
        Net cash used in operating activities.....         (7,679)         (1,337)
                                                        ---------        --------
Cash flows from investing activities:
  Sale of marketable securities...................          6,836               -
  Investment in marketable securities.............           (622)        (27,595)
  Acquisition of property and equipment...........         (1,006)           (191)
                                                        ---------        --------
        Net cash provided by (used in)
          investing activities....................          5,208         (27,786)
                                                        ---------        --------
Cash flows from financing activities:

  Payments on short-term borrowings...............              -             (45)
  Net proceeds from issuance of common stock......            588          59,979
  Payments on long-term debt......................            (37)         (1,439)
  Proceeds from notes receivable for common stock.              -             104
                                                        ---------        --------
        Net cash provided by financing activities.            551          58,599
                                                        ---------        --------
          Net increase (decrease) in cash and
            cash equivalents......................         (1,920)         29,476
Cash and cash equivalents at beginning of period..         24,106             123
                                                        ---------        --------
Cash and cash equivalents at end of period .......      $  22,186        $ 29,599
                                                        ---------        --------
                                                        ---------        --------
Supplemental schedule of noncash investing and
  financing activities:
  Unrealized gain on marketable securities........      $     312        $      -
                                                        ---------        --------
                                                        ---------        --------

   The accompanying notes are an integral part of these financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

INTERIM FINANCIAL INFORMATION (UNAUDITED):

          The interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission
(SEC).

NET LOSS PER SHARE:

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common stock equivalent shares issued by the Company during the twelve months preceding the initial offering date, using the treasury stock method and the assumed public offering price per share, have been included in the calculation of net income per share for the three and six months ended June 30, 1996.

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

2.  Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  JUNE 30, 1997 DECEMBER 31,1996
                                                  ------------- ----------------
                                                   (UNAUDITED)
    Raw materials..............................      $1,039         $  511
    Work in process............................         182             99
    Finished goods.............................       2,078          1,854
                                                     ------         ------
                                                     $3,299         $2,464
                                                     ------         ------
                                                     ------         ------

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

OVERVIEW

     The Company designs, develops, manufactures and distributes laser-based surgical and catheter products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through Transmyocardial Revascularization ("TMR") and Percutaneous Transluminal Myocardial Revascularization ("PTMR") . TMR is a surgical procedure performed on the beating or non-beating heart in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved blood supply to the myocardium. PTMR is a catheter-based procedure which is performed under local anesthesia by inserting a catheter in a leg artery and creating the laser channels from the inside of the heart. TMR and PTMR potentially offer end-stage cardiac patients who are not candidates for percutaneous transluminal coronary angioplasty ("PTCA" or "balloon angioplasty") or coronary artery bypass graft surgery ("CABG" or "open heart bypass surgery") a means to alleviate their anginal symptoms and improve their quality of life. In the U.S., the Company currently offers its laser systems for sale in limited numbers for investigational use only pursuant to Investigational Device Exemptions ("IDE") from the U.S. Food and Drug Administration (the "FDA").

     The Company was founded in 1989 as an outgrowth of certain research and development efforts initially undertaken by the Company's founders in the early 1980s related to the use of laser technology to treat cardiovascular disease. From 1989 through September 1995, the Company engaged in research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1993, the Company created and spun off to its shareholders a balloon angioplasty company, Atlantis Catheter Company, Inc. In 1995, the Company determined that there is a significant opportunity in the TMR and PTMR markets, and that the Company is well-positioned to enter these markets because of the Company's expertise with laser-based surgical and catheterization techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, the Company changed its strategic direction and began to apply its laser expertise toward the nascent TMR and PTMR markets.

     In late 1995, the Company began restructuring its operations and expanding its management team in order to focus on the development and commercialization of its TMR and PTMR products. In September 1995, the Company received an Investigational Device Exemption ("IDE") allowing it to begin selling its TMR products for investigational use only, and commenced clinical trials in the United States and Europe in November 1995. In December 1996, the Company received CE Marking allowing the commercial sale of its TMR laser system to the European Community. In May 1997, the Company received ISO 9001 certification of its manufacturing and quality organization. In July 1997, the Company submitted an application to the FDA for marketing clearance ("PMA" or Pre-Market Approval) of its TMR products in the United States. In June 1997, the Company received an IDE allowing it to begin selling its PTMR products for investigational use only and commenced clinical trials of PTMR in South America and Asia.

     Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. Since 1996, the Company has focused on TMR and PTMR activities, particularly research and development activities and clinical trials. At June 30, 1997, the Company had an accumulated deficit of $18,670,000.

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


RESULTS OF OPERATIONS

REVENUES

     Net revenues decreased 38% to $2,462,000 for the six months ended June 30, 1997 from $3,962,000 in the corresponding period of 1996, and decreased 43% to $1,254,000 in the second quarter of 1997 compared to $2,209,000 in the second quarter of 1996. The decrease for both the three and six months was primarily due to a Health Care Financing Administration ("HCFA") policy effective May 19, 1997 which restricts Medicare reimbursement for TMR equipment and procedures. The Company's products had received third party reimbursement under the preceding HCFA policy. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment.

     Future revenues could continue to be affected by restrictions on third party reimbursement and the timing and manner of sale of a limited number of units of TMR and PTMR laser systems. The Company intends to continue selling the systems to hospitals outright (list price is $295,000) or placing the system with the hospital for a placement fee (currently $25,000) plus an additional fee for each procedure performed. As a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates that these sales will be more difficult to obtain in 1997 than in the prior year.

     The list price of the Company's laser base units, the timing of individual orders and shipments, as well as the manner of sale, could significantly impact quarter to quarter results.

GROSS PROFIT

     Gross profit decreased to $1,198,000 for the six months ended June 30, 1997 from $2,607,000 for the corresponding period in 1996. In the second quarter of 1997, gross profit decreased to $620,000 as compared to $1,356,000 for the corresponding period in 1996. The gross profit percentage decreased to 49% for both the quarter and six months ended June 30, 1997, from 61% and 66% for the corresponding periods of 1996. The decrease reflects unabsorbed manufacturing costs caused by a decrease in revenues as well as an increase in manufacturing overhead in the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996. Manufacturing headcount increased to 27 from 13 at June 30, 1997 and 1996, respectively. Additionally, the expenses incurred in achieving CE Marking and obtaining ISO 9001 certification have been included in manufacturing overhead.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased to $5,644,000 or 229% of net revenues for the six months ended June 30, 1997 from $1,909,000 or 48% of net revenues for the six months ended June 30, 1996. In the second quarter of 1997, research and development expenses increased to $2,917,000 or 233% of net revenues from $1,392,000 or 63% in the corresponding period in 1996.

     The increase in these expenses reflects a higher level of research and development expenses relating to TMR and PTMR including costs related to the development of new products, costs to support an increasing number of clinical trials, and an increase in headcount to 32 clinical, research and development employees at June 30, 1997 from 12 at June 30, 1996. The
Company's products are currently in clinical trials, and therefore, subject to limitations by the FDA. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. Additionally, as a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates a significant increase in future expenditures relating to hospital support of the Company's clinical trials. Accordingly, the Company believes that research and development expenses will continue to increase significantly over the short term and possibly thereafter.


SALES AND MARKETING

     Sales and marketing expenses increased to $2,877,000 or 117% of net revenues in the six months ended June 30, 1997 from $882,000 or 22% of net revenues in the corresponding period in 1996, and to $1,466,000 or 117% of net revenues in the second quarter of 1997 from $479,000 or 22% of net revenues in 1996. The increase in both the three and six months ended June 30, 1997 reflects the Company's application of additional resources to the TMR and PTMR markets including expansion of the Company's sales and marketing staff to 19 from nine at June 30, 1997 and 1996, respectively, increased travel and trade show expenses, and costs to develop the international market. The Company expects that sales and marketing expenses will continue to increase significantly as the Company continues to focus resources on the development of its products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $2,257,000 or 92% of net revenues for the six months ended June 30, 1997 from $531,000 or 13% of net revenues for the six months ended June 30, 1996, and in the second quarter of 1997 increased to $1,462,000 or 117% of net revenues from $322,000 or 15% of net revenues in the second quarter in 1996. The increase in both the three and six months ended June 30, 1997 reflects increased headcount to 20 at June
30, 1997 from 11 at June 30, 1996, and expenses related to being a publicly traded company, including investor relations, legal, accounting, stock administration, and insurance expenses. Additionally, administrative expenses related to patents and patent applications have increased significantly, related to the increasing number of applications filed. The Company anticipates that general and administrative expenses will continue to increase in relation to sales, general headcount increases, and patent activity.

INTEREST INCOME AND EXPENSE

     The Company earned $1,087,000 and $583,000 of interest income in the six and three months ended June 30, 1997, respectively, as compared to $237,000 for the six and three month periods in 1996, primarily from investment of proceeds received in connection with its initial public offering in May 1996. Prior to its initial public offering, the Company had limited cash balances and, therefore, earned little if any interest income.

     Interest expense decreased to $6,000 for the six months ended June 30, 1997, as compared to $176,000 in the corresponding periods of 1996 reflecting a decrease in outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At June 30, 1997, the Company had aggregate cash and marketable securities of $43,743,000 as compared to $52,063,000 at December 31, 1996. The Company used $7,679,000 and $1,337,000 for operating activities for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997, the Company had an accumulated deficit of $18,670,000.

     The Company anticipates that its current cash and marketable securities, together with revenues from the sale of products for investigational use, will be sufficient to meet the Company's capital requirements through at least March, 1998. There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures as indicated above. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

EARLY STAGE OF CLINICAL TRIALS

     The Company must obtain marketing clearance ("PMA") from the U.S. Food and Drug Administration (the "FDA") before the Company will be able to offer its products for TMR or PTMR on a commercial basis in the U.S. A necessary prerequisite for submitting a PMA application is completion of clinical testing to demonstrate the safety and effectiveness of the Company's TMR products.

      On July 2, 1997, the Company submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. The FDA review process can be lengthy and uncertain. There can be no assurance that the FDA will approve this application or when this approval will occur, if at all. On July 28, 1997 an FDA panel recommended non-approval of a PMA application submitted by a competitor of the Company, PLC Systems, Inc. This decision may have an impact on the FDA's review and approval of the Company's application. The Company has two other clinical studies underway that have reached Phase II, and four additional studies currently in Phase I.

     Completion of the clinical studies on a timely basis will depend on the Company's ability to establish TMR and PTMR sites and enroll participating patients. In addition, the clinical studies will require substantial financial and management resources. There can be no assurance that the Company will have the resources necessary to complete such clinical studies. Furthermore, there can be no assurance that the Company's clinical studies will be completed within the currently anticipated time frame or otherwise in a timely manner, nor that such clinical studies will demonstrate the safety and effectiveness of the Company's products to the extent necessary to obtain FDA and other regulatory approvals and establish a commercial market for the Company's products. Moreover, results of the initial clinical testing are not necessarily predictive of results to be achieved in later clinical studies, if undertaken, or commercially, if a PMA is obtained. Failure to complete the Company's clinical studies in a timely manner or to demonstrate the safety and effectiveness of the Company's TMR products could delay or prevent regulatory approval and would materially and adversely affect the Company's business, financial condition and results of operations.

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


     On July 2, 1997, the Company submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. The FDA review process can be lengthy and uncertain. There can be no assurance that the FDA will approve this application or when this approval will occur, if at all. On July 28, 1997 an FDA panel recommended non-approval of a PMA application submitted by a competitor of the Company, PLC Systems, Inc. This decision may have an impact on the FDA's review and approval of the Company's application. Failure to obtain FDA approval on a timely basis or for the indications sought by the Company would materially and adversely affect the Company's business, financial condition and results of operations.

      The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Although the Company became 9001 certified in May 1997, failure to meet these requirements in the future would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; NO ASSURANCE OF MARKET ACCEPTANCE

     The Company's ability to successfully commercialize its TMR and PTMR products will depend upon its ability to achieve acceptance of its products and procedures among cardiologists, cardiac surgeons and other members of the medical community. The Company believes that it will not achieve such acceptance until such time, if any, as the Company's TMR or PTMR products can be demonstrated to be safe, efficacious and cost-effective. Even if the clinical safety and effectiveness of the Company's TMR products is established, cardiologists, cardiac surgeons and other members of the medical community may elect not to recommend TMR or PTMR for any number of other reasons. Broad use of the Company's products will require training of numerous physicians, and the time required to complete such training could adversely affect market acceptance. Moreover, even if TMR and PTMR become generally accepted by the medical community, physicians trained in competitive products may elect not to consider the Company's products, or may elect instead to recommend a competitor's products. Failure of the Company's products to achieve significant market acceptance would materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON SINGLE PRODUCT LINE

     The Company has elected to focus its resources on the continued development and refinement of its TMR and PTMR products. If the Company is unable to obtain requisite regulatory approvals or to achieve commercial acceptance of these products, the Company's business, financial condition and results of operations will be materially and adversely affected and could result in cessation of the Company's current business.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The
Company holds five U.S. patents and related foreign patents relating to surgical treatment with lasers and fiber-optic handpieces, and has applied for additional patents relating to its laser technology, TMR and PTMR applications and fiber-optic handpieces. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

EXPECTATION OF INTENSE MARKET COMPETITION

     The Company expects that the markets for TMR and PTMR, which are currently in the early stages of development, will be intensely competitive. Competitors are likely to include three laser competitors, PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis") and U.S. Surgical Corporation ("U.S. Surgical"), all three of which are currently selling TMR products for investigational use in the U.S. and abroad. Other competitors may include additional companies that elect to enter the market, including large companies in the laser, cardiac devices and cardiac surgery markets. Companies who are known to have distribution rights to current or future products in TMR or PTMR include Boston Scientific Corp., Baxter International, Inc., C.R. Bard, Inc., and Cordis, a Johnson & Johnson company. Many of these companies have significantly greater financial, development, marketing and other resources than the Company. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected.

     TMR and PTMR also compete with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and in the future intends to pursue the safety and effectiveness of TMR or PTMR when used in conjunction with other treatments, there can be no assurance that the Company's products will be accepted in these markets. There can be no assurance that physicians will use the Company's procedures to replace or supplement established treatments, or that the Company's procedures will be competitive with current or future technologies. Such competition could materially and adversely affect the Company's business, financial condition and results of operations.

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

HISTORY OF OPERATING LOSSES

     From inception to June 30, 1997, the Company incurred cumulative net losses of approximately $18.7 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

RISKS OF TECHNOLOGICAL CHANGE

     Significant resources are continually being expended to develop new and improved treatment methodologies for coronary disease. Accordingly, the market acceptance and commercial success of the Company's TMR and PTMR products and procedures will depend not only on the safety and effectiveness of the Company's TMR and PTMR products and procedures, but also the relative safety and effectiveness of alternative treatment measures, which alternatives could potentially include new treatments or improvements or emergence of new alternative treatments would materially and adversely affect the Company's business, financial condition and results of operations.

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

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a Health Care Financing Administration ("HCFA") policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/ investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's procedures had received third party reimbursement in many cases under HCFA's policy. As of May 19, 1997, although Category B status is retained, under a recent HCFA ruling, there will not be coverage for any manufacturer's TMR procedures at this time. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR and PTMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

     There can be no assurance as to whether third party payors will cover TMR or PTMR or as to the levels of reimbursement. There also can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. Fundamental reforms in the healthcare industry in the U.S. and Europe that could affect the availability of third party reimbursement continue to be proposed, and the Company cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition and results of operations could be materially and adversely affected.


LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

     The Company has made limited sales of its TMR products to date, for investigational use only. Accordingly, the Company has maintained a limited sales and marketing organization in the U.S. and abroad. The Company plans to market its TMR and PTMR products, if approved, through a direct sales force and through a relationship with a major cardiovascular surgical products company or companies for international sales. Establishment of a sales force capable of effectively commercializing the Company's TMR and PTMR products will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that the Company's international distributor or distributors will devote sufficient resources to development of the markets for the Company's products or will be successful in such commercialization efforts.

RISK OF PRODUCT LIABILITY

     The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death, and there can be no assurance that material product liability claims will not be assessed against the Company in the future. The Company maintains insurance against product liability claims in the amount of $3 million per occurrence and $3 million in the aggregate. However, there can be no assurance that such coverage will continue to be available in the amount desired or on terms acceptable to the Company, or that such coverage will be adequate for liabilities actually incurred. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. Any uninsured or underinsured claim brought against the Company or any claim or product recall that results in significant cost to or adverse publicity against the Company could materially and adversely affect the Company's business, financial condition and results of operations.

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

TRADING MARKET FOR COMMON STOCK; VOLATILITY OF STOCK PRICE

     Prior to the Company's initial public offering on May 31, 1996, there was no public market for the Company's Common Stock. The market price of the Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, healthcare reform measures, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of early stage companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

CONCENTRATION OF SHARE OWNERSHIP

     The present directors and executive officers of the Company and their affiliates beneficially own approximately 38% of the outstanding Common Stock. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

POTENTIAL NEED FOR ADDITIONAL CAPITAL

     Although the Company anticipates that its current cash balances, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least March, 1998, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend upon the progress of expansion of the Company's clinical trials and any need for additional trials or other testing of the Company's products, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any material litigation outside of the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 23, 1997 the Company held an Annual Meeting of Shareholders. Shareholders reelected all five directors and ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending December 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)  EXHIBIT

          See page 18 for Exhibit 11.1, Statement Regarding Computation of Net Loss Per Share.

      b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the six month period ended June 30, 1997.

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



                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                      Registrant



Date:     August 5, 1997            /s/ Douglas Murphy-Chutorian, M.D.
                                    --------------------------------------------
                                    Douglas Murphy-Chutorian, M.D.
                                    Chief Executive Officer





Date:     August 5, 1997            /s/ Barbara A. Dreblow
                                    --------------------------------------------
                                    Barbara A. Dreblow
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                 EXHIBIT INDEX


Exhibit
Number
-------
11.1        Statement Regarding Computation of Net Loss Per Share.............20