Form 10-Q
period 1997-09-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1997-11-14
CIK 863680

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                               Yes  X      No
                                   ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the latest practicable date.

                               16,562,409 shares
                             As of  October 31, 1997


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                  TABLE OF CONTENTS


                            PART 1 - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1        Financial Statements:

              a.   Balance Sheets
                   as of September 30, 1997 and December 31, 1996 ......   1

              b.   Statements of Operations
                   for the three and nine months ended
                   September 30, 1997 and 1996 .........................   2

              c.  Statements of Cash Flows
                  for the nine months ended September 30, 1997
                  and 1996 .............................................   3

              d.  Notes to Financial Statements ........................   4


Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................   5



                             PART II - OTHER INFORMATION

Item 1        Legal Proceedings ........................................  17

Item 4        Submission of Matters to a Vote of Security Holders ......  17

Item 6        Exhibits and Reports on Form 8-K .........................  17


              Signatures ...............................................  18




                                      EXHIBITS



              Exhibit Index ............................................  19

Exhibit 11.1  Statement Regarding Computation of Net Loss Per Share ....  20

                            ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                     BALANCE SHEETS
                                     (in thousands)
                                      (unaudited)

                                        ASSETS
                                                               SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                               ------------------     -----------------
Current assets:
  Cash and cash equivalents ..................................      $  21,223             $  24,106
  Marketable securities ......................................         18,077                21,397
  Accounts receivable, net of allowance for doubtful accounts of $631 at September 30, 1997 and  $280 at December 31,
   1996, respectively ........................................          1,554                 2,483
  Inventories ................................................          3,549                 2,464
  Prepaids and other current assets ..........................            781                   431
                                                                    ---------             ---------
    Total current assets .....................................         45,184                50,881
Property and equipment, net ..................................          1,659                   906
Marketable securities ........................................              -                 6,560
Other assets .................................................            288                   359
                                                                    ---------             ---------
    Total assets .............................................      $  47,131             $  58,706
                                                                    ---------             ---------
                                                                    ---------             ---------

                                    LIABILITIES

Current liabilities:
  Accounts payable ...........................................      $   2,380             $   2,043
  Accrued liabilities ........................................          1,539                   908
  Customer deposits ..........................................             54                    28
  Current portion of long-term debt ..........................              7                    41
                                                                    ---------             ---------
    Total current liabilities ................................          3,980                 3,020
Long-term debt, less current portion .........................             15                    20
                                                                    ---------             ---------
    Total liabilities ........................................          3,995                 3,040
                                                                    ---------             ---------

                                SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 16,473 shares  at September 30,
   1997 and 16,172 shares at December 31, 1996 ...............         66,038                65,339
Unrealized gain on marketable securities .....................            284                   498
Accumulated deficit ..........................................        (23,186)              (10,171)
                                                                    ---------             ---------
    Total shareholders' equity ...............................         43,136                55,666
                                                                    ---------             ---------
    Total liabilities and shareholders' equity ...............      $  47,131             $  58,706
                                                                    ---------             ---------
                                                                    ---------             ---------


   The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                 (unaudited)


                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER  30,

                                                  1997          1996          1997          1996
                                                ---------     --------     ----------     ---------
Net revenues .................................  $   1,401     $  2,863     $    3,863     $   6,825
Cost of revenues .............................        721          978          1,985         2,333
                                                ---------     --------     ----------     ---------
  Gross profit ...............................        680        1,885          1,878         4,492
                                                ---------     --------     ----------     ---------
Operating expenses:
  Research and development ...................      2,982        1,868          8,626         3,777
  Sales and marketing ........................      1,864          763          4,741         1,645
  General and administrative .................        969          648          3,226         1,179
                                                ---------     --------     ----------     ---------
    Total operating expenses .................      5,815        3,279         16,593         6,601
                                                ---------     --------     ----------     ---------
      Operating loss .........................     (5,135)      (1,394)       (14,715)       (2,109)
Interest expense .............................        (13)         (16)           (19)         (191)
Interest and other income ....................        632          736          1,719           972
                                                ---------     --------     ----------     ---------
      Net loss ...............................  $  (4,516)    $   (674)    $  (13,015)    $  (1,328)
                                                ---------     --------     ----------     ---------
                                                ---------     --------     ----------     ---------

Net loss per share ...........................  $   (0.27)    $  (0.04)    $    (0.80)    $   (0.09)
                                                ---------     --------     ----------     ---------
                                                ---------     --------     ----------     ---------
Shares used in per share calculation .........     16,441       15,775         16,303        14,206
                                                ---------     --------     ----------     ---------
                                                ---------     --------     ----------     ---------

  The accompanying notes are an integral part of these financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                  1997          1996
                                                                               ----------     ---------
Cash flows from operating activities:

  Net loss ......................................................              $  (13,015)    $  (1,328)

  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ...............................                     414            94
    Provision for doubtful accounts .............................                   1,013           157
    Changes in operating assets and liabilities:
      Increase in accounts receivable ...........................                     (84)       (2,158)
      Increase in inventories ...................................                  (1,085)         (238)
      Increase in prepaids and other assets .....................                    (350)       (1,596)
      Decrease in other assets ..................................                      71             -
      Increase in accounts payable ..............................                     338           647
      Increase(decrease) in accrued liabilities .................                     631           (51)
      Increase (decrease) in customer deposits ..................                      25           (68)
                                                                               ----------     ---------

       Net cash used in operating activities ....................                 (12,042)       (4,541)
                                                                               ----------     ---------
Cash flows from investing activities:
  Sale of marketable securities .................................                   9,666             -
  Investment in marketable securities ...........................                       -       (27,578)
  Acquisition of property and equipment .........................                  (1,167)         (559)
                                                                               ----------     ---------

        Net cash provided by (used in) investing activities .....                   8,499       (28,137)
                                                                               ----------     ---------

Cash flows from financing activities:
  Payments on short-term borrowings .............................                       -           (45)
  Net proceeds from issuance of common stock ....................                     699        60,413
  Proceeds from short-term borrowings ...........................                                    29
  Payments on long-term debt ....................................                     (39)       (1,692)
  Proceeds from notes receivable for common stock ...............                       -           104
                                                                               ----------     ---------
        Net cash provided by financing activities ...............                     660        58,809
                                                                               ----------     ---------
          Net increase (decrease) in cash and cash equivalents ..                  (2,883)       26,131
Cash and cash equivalents at beginning of period ................                  24,106           123
                                                                               ----------     ---------

Cash and cash equivalents at end of period ......................              $   21,223     $  26,254
                                                                               ----------     ---------
                                                                               ----------     ---------

Supplemental schedule of noncash investing and
 financing activities:
  Unrealized gain on marketable securities ......................              $      284     $       -
                                                                               ----------     ---------
                                                                               ----------     ---------

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

NET LOSS PER SHARE:

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common stock equivalent shares issued by the Company during the twelve months preceding the initial offering date, using the treasury stock method and the assumed public offering price per share, have been included in the calculation of net loss per share for the three and nine months ended September 30, 1996.

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

    In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

    In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 31, 1997 with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

2.  Inventories:

    Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                             SEPTEMBER 30,  DECEMBER 31, 1996
                                                 1997       -----------------
                                             -------------
                                              (UNAUDITED)
     Raw materials .........................   $  1,599          $   511
     Work in process .......................        359               99
     Finished goods ........................      1,591            1,854
                                               --------         --------
                                               $  3,549          $ 2,464
                                               --------         --------
                                               --------         --------

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

OVERVIEW

    The Company designs, develops, manufactures and distributes laser-based surgical and catheter products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through Transmyocardial Revascularization ("TMR") and Percutaneous Transluminal Myocardial Revascularization ("PTMR"). TMR is a surgical procedure performed on the beating or non-beating heart in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved blood supply to the myocardium. PTMR is a catheter-based procedure which is performed under local anesthesia by inserting a catheter in a leg artery and creating the laser channels from the inside of the heart. TMR and PTMR potentially offer end-stage cardiac patients who are not candidates for percutaneous transluminal coronary angioplasty ("PTCA" or "balloon angioplasty") or coronary artery bypass graft surgery ("CABG" or "open heart bypass surgery") a means to alleviate their anginal symptoms and improve their quality of life. In the U.S., the Company currently offers its laser systems for sale in limited numbers for investigational use only pursuant to Investigational Device Exemptions ("IDE") from the U.S. Food and Drug Administration (the "FDA").

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

    In late 1995, the Company began restructuring its operations and expanding its management team in order to focus on the development and commercialization of its TMR and PTMR products. In September 1995, the Company received an Investigational Device Exemption ("IDE") allowing it to begin selling its TMR products for investigational use only, and commenced clinical trials in the United States and Europe in November 1995. In December 1996, the Company received the European Conforming Mark ("CE Mark") allowing the commercial sale of its TMR laser system to the European Community. In May 1997, the Company received International Standards Organization ("ISO") 9001 certification of its manufacturing and quality organization. In July 1997, the Company submitted an application to the FDA for marketing clearance ("PMA" or Pre-Market Approval) of its TMR products in the United States. In June 1997, the Company received an IDE allowing it to begin selling its PTMR products for investigational use only and commenced clinical trials of PTMR in South America and Asia.

    Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. Since 1996, the Company has focused on TMR and PTMR activities, particularly research and development activities and clinical trials. At September 30, 1997, the Company had an accumulated deficit of $23,186,000.

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

RESULTS OF OPERATIONS

REVENUES

    Revenues decreased to $1,401,000 and $3,863,000 for the three and nine months ended September 30, 1997, respectively as compared to $2,863,000 and $6,825,000 in the corresponding periods of 1996. The decrease for both the three and nine months ended September 30, 1997 resulted primarily from a change in the mix of lasers sold versus placed as compared to the three and nine months ended September 30, 1996. Additionally, the Company believes that the decrease was due to a Health Care Financing Administration ("HCFA") policy effective May 19, 1997 which restricts Medicare reimbursement for TMR equipment and procedures. The Company's products had received third party reimbursement under the preceding HCFA policy. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment.

    Future revenues could continue to be affected by restrictions on third party reimbursement and the timing and manner of sale of a limited number of units of TMR and PTMR laser systems. The Company intends to continue selling the systems to hospitals outright (list price is $295,000) or placing the system with the hospital for a placement fee (currently $25,000) plus an additional fee for each procedure performed. As a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates that these sales will be more difficult to obtain in the future than in prior periods.

    The average selling price of the Company's laser base units, extent of additional fees for procedures performed, the timing of individual orders and shipments, as well as the manner of sale, could significantly impact quarter to quarter results.

GROSS PROFIT

    Gross profit decreased to $680,000 or 49% and $1,878,000 or 49% of net revenues for the three and nine months ended September 30, 1997, respectively as compared to $1,885,000 or 66% and $4,492,000 or 66% of revenues in the corresponding periods in 1996. The decrease for both the three and nine months resulted from the higher level of manufacturing overhead expenses associated with facility expansion and increased headcount as well as the higher mix of lasers placed versus sold in 1997 as compared to the same period in 1996.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased to $2,982,000 or 213% of revenues and $8,626,000 or 223% of revenues for the three and nine months ended September 30, 1997, respectively as compared to $1,868,000 or 65% of revenues and $3,777,000 or 55% of revenues in the corresponding period in 1996. The increase in these expenses reflects a higher level of research and development expense relating to TMR and PTMR including costs related to the development of new products and costs to support an increasing number of clinical trials and an increase in headcount to 36 from 15 at September 30, 1997 and 1996, respectively.

    The Company's products are currently in clinical trials, and therefore, subject to limitations by the FDA. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. Additionally, as a result of a new HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates a significant increase in future expenditures relating to hospital support of the Company's clinical trials. Accordingly, the Company believes that research and development expenses will continue to increase significantly over the short term and possibly thereafter. There can be no assurance that the Company's future revenues, if any, will be sufficient to offset the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

SALES AND MARKETING

    Sales and marketing expenses increased to $1,864,000 or 133% of revenues and $4,741,000 or 123% of revenues in the three and nine months ended September 30, 1997, respectively as compared to $763,000 or 27% of revenues and $1,645,000 or 24% of revenues as compared to the corresponding periods in 1996. This increase is due primarily to increased staffing to 26 from 10 at September 30, 1997 and 1996, respectively. Seven of these new employees were hired in the three months ended September 30, 1997 and were primarily focused on the international marketplace. The increase for the nine months ended September 30, 1997 reflects the Company's application of additional resources to the TMR and PTMR markets including the expansion of sales and marketing staff and related travel expenses, as well as reserves for the extended payment terms which the Company has offered to customers as a result of the HCFA policy restricting Medicare reimbursement for TMR equipment and procedures. The Company expects that sales and marketing expenses will continue to increase significantly as the Company continues to focus resources on the development of its products.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to $969,000 or 69% of revenues and $3,226,000 or 84% of revenues for the three and nine months ended September 30, 1997, respectively as compared to $648,000 or 23% of revenues and $1,179,000 or 17% of revenues in the corresponding periods in 1996. The increase in the three months ended September 30, 1997 is due primarily to patents and patent applications, insurance, additional facility expenses and the increased headcount to 20 at September 30, 1997 as compared to 13 at September 30, 1996. For the nine months ended September 30, 1997 general and administrative expenses increased due to increased headcount and expenses related to being a publicly traded company, including investor relations, legal, accounting, stock administration, and insurance expenses. The Company anticipates that general and administrative expenses will continue to increase in future periods.

INTEREST INCOME AND EXPENSE

    Interest income of $632,000 for the three months ended September 30, 1997 decreased $104,000 or 14% when compared to $736,000 for the three months ended September 30, 1996 due to lower cash balances in 1997 as compared to 1996. For the nine months ended September 30, 1997 interest income increased to $1,719,000 as compared to $972,000 for the corresponding period of 1996, an increase of $747,000 or 77% primarily from investment of proceeds received in connection with an initial public offering in May 1996. Prior to its initial public offering, the Company had limited cash balances.

    Interest expense decreased to $13,000 and $19,000 for the three and nine months ended September 30, 1997, respectively as compared to $16,000 and $191,000 for the three and nine months ended September 30, 1996, respectively reflecting a decrease in outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has satisfied its capital requirements primarily through its cash balances which were derived from proceeds received in its May 1996 initial public offering. In addition, the Company's operations have been funded in part through sales of the Company's products. At September 30, 1997, the Company had aggregate cash and marketable securities of $39,300,000 as compared to $52,063,000 at December 31, 1996. The Company used $12,042,000 and $4,541,000 for operating activities for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, the Company had an accumulated deficit of $23,186,000.

    The Company anticipates that its current cash and marketable securities, and to a significantly lesser extent, revenues from the sale of products for investigational use, will be sufficient to meet the Company's cash requirements through at least June, 1998. There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures as indicated above. In such event, the Company may be required to secure additional equity or debt financing which could have a significantly dilutive effect on the Company's shareholders. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

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

     On July 2, 1997, the Company submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. The FDA review process can be lengthy and uncertain. There can be no assurance that the FDA will approve this application or when this approval will occur, if at all. On July 28, 1997 an FDA panel recommended non-approval of a PMA application submitted by PLC Systems, Inc., a major competitor of the Company. The Company believes that this decision may have a significant impact on the FDA's review and approval of the Company's application. The Company has two other clinical studies underway that have reached Phase II, and four additional studies currently in Phase I.

    Completion of the Company's clinical studies on a timely basis will depend, among other things, on the Company's ability to successfully establish TMR and PTMR sites and continue to identify and enroll participating patients in a timely fashion. In addition, the clinical studies will require substantial financial and management resources. There can be no assurance that the Company will have the resources necessary to complete such clinical studies. Furthermore, there can be no assurance that the Company's clinical studies will be completed within the currently anticipated time frame or otherwise in a timely manner, nor that such clinical studies will demonstrate the safety and effectiveness of the Company's products to the extent necessary to obtain FDA and other regulatory approvals and establish a commercial market for the Company's products. Moreover, results of the initial clinical testing are not necessarily predictive of results to be achieved in later clinical studies, if undertaken, or commercially, if a PMA is obtained. Failure to complete the Company's clinical studies in a timely manner or to demonstrate the safety and effectiveness of the Company's TMR products could delay or prevent regulatory approval and would materially and adversely affect the Company's business and operating results.

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

    On July 2, 1997, the Company submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. There can be no assurance that the FDA will approve this application in the foreseeable future. On July 28, 1997 an FDA panel recommended non-approval of a PMA application submitted by PLC Systems, Inc. This decision may have an impact on the FDA's review and approval of the Company's application. Failure to obtain FDA approval on a timely basis or for the indications sought by the Company would materially and adversely affect the Company's business and operating results.

     The Company will also be required to follow applicable Good
Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Although the Company became 9001 certified in May 1997, failure to meet or to continue to satisfy these requirements in the future would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business and operating results.

    Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices that require a PMA but are not yet approved domestically. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, medical device manufacturers must comply with numerous other requirements of the FDA and certain foreign regulatory authorities. For example, the European Conforming Mark (the "CE Mark") is required to sell products in European Union countries. The Company received CE Marking for its TMR laser in December 1996. However, product approvals can be withdrawn due to various factors including failure to comply with regulatory standards or unforeseen problems following initial marketing.

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; NO ASSURANCE OF MARKET ACCEPTANCE

    The Company's ability to successfully commercialize its TMR and PTMR products will depend upon its ability to achieve acceptance of its products and procedures among cardiologists, cardiac surgeons and other members of the medical community as well as prospective patients. The Company believes that it will not achieve such acceptance until such time, if any, as the Company's TMR or PTMR products can be demonstrated to be safe, efficacious and cost-effective. Even if the clinical safety and effectiveness of the Company's TMR products is established, cardiologists, cardiac surgeons and other members of the medical community may elect not to recommend TMR or PTMR for any number of other reasons. Broad use of the Company's products will require training of numerous physicians, and the time required to complete such training could adversely affect market acceptance. Moreover, even if TMR and PTMR become generally accepted by the medical community, physicians trained in competitive products may elect not to consider the Company's products, or may elect instead to recommend a competitor's products. Failure of the Company's products to achieve significant market acceptance would materially and adversely affect the Company's business and operating results.

DEPENDENCE ON SINGLE PRODUCT LINE

    The Company has elected to focus its resources on the continued development and refinement of its TMR and PTMR products. If the Company is unable to obtain requisite regulatory approvals or to achieve commercial acceptance of these products, the Company's business and operating results will be materially and adversely affected and could result in cessation of the Company's business.

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

EXPECTATION OF INTENSE MARKET COMPETITION

    The Company expects that the markets for TMR and PTMR, which are currently in the early stages of development, will be intensely competitive. Competitors are likely to include three laser competitors, PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis") and U.S. Surgical Corporation ("U.S. Surgical"), all three of which are currently selling TMR and or PTMR products for investigational use in the U.S. and abroad. Other competitors may include additional companies that elect to enter the market, including large companies in the laser, cardiac devices and cardiac surgery markets. The Company believes that a number of significant companies including Boston Scientific Corp., Baxter International, Inc., C.R. Bard, Inc. and Cordis, a Johnson & Johnson company, have distribution rights to current or future products in TMR or PTMR include. Many of these companies have significantly greater financial, development, marketing and other resources than the Company. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected.

    TMR and PTMR also compete with other more conventional or established methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and in the future intends to pursue the safety and effectiveness of TMR or PTMR when used in conjunction with other treatments, there can be no assurance that the Company's products will be accepted in these markets nor that physicians will use the Company's procedures to replace or supplement established treatments, or that the Company's procedures will be competitive with current or future technologies. In such event, the Company's business and operating results could be materially and adversely affected.

    Any product developed by the Company that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which the Company is able to develop products, complete clinical testing and regulatory approval processes, gain third party reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would materially and adversely affect the Company's business and operating results.

HISTORY OF OPERATING LOSSES

    From inception to September 30, 1997, the Company incurred cumulative net losses of approximately $23.2 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

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

TRADING MARKET FOR COMMON STOCK; VOLATILITY OF STOCK PRICE

    Prior to the Company's initial public offering on May 31, 1996, there was no public market for the Company's Common Stock. The market price of the Common Stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, healthcare reform measures, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of early stage companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

POTENTIAL NEED FOR ADDITIONAL CAPITAL

    Although the Company anticipates that its current cash balances, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least June, 1998, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend upon the progress of expansion of the Company's clinical trials and any need for additional trials or other testing of the Company's products, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

                     ECLIPSE SURGICAL TECHNOLOGIES, INC.

                         PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material litigation outside of the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibit
             -------

             See page 18 for Exhibit 11.1, Statement Regarding Computation of Net Loss Per Share.

         b)  Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed by the Company during the nine month period ended September 30, 1997.

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

                                  ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                  Registrant



Date:     November 13, 1997       /s/  Douglas Murphy-Chutorian, M.D.
                                  -----------------------------------
                                  Douglas Murphy-Chutorian, M.D.
                                  Chief Executive Officer









Date:    November 13, 1997        /s/  Barbara A. Dreblow
                                  -----------------------------------
                                  Barbara A. Dreblow
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                EXHIBIT INDEX


Exhibit
Number
-------
11.1     Statement Regarding Computation of Net Loss Per Share ............20