Form 10-K
period 1997-12-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1998-03-03
CIK 863680

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                      Commission file number    0-28288

                            ---------------------

                     ECLIPSE SURGICAL TECHNOLOGIES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ---------------------

         CALIFORNIA                                        77-0223740
  ------------------------                            ----------------------
  (STATE OF INCORPORATION)                              (I.R.S. EMPLOYER
                                                      IDENTIFICATION NUMBER)

                                559 WEDDELL DRIVE
                           SUNNYVALE, CALIFORNIA 94089
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 747-0120
               ----------------------------------------------------
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ---------------------

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

                             16,875,506 shares
                          As of February 27, 1998


                     DOCUMENTS INCORPORATED BY REFERENCE


                                                                                             PART OF FORM 10-K
                                                                                           ANNUAL REPORT IN WHICH
                                  DOCUMENT                                                DOCUMENT IS INCORPORATED
                                  --------                                                ------------------------
Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders for the
fiscal year ended December 31, 1997, to be filed pursuant to Regulation 14A.............          Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  INDEX TO FORM 10-K

                                                                                                     PAGE
                                                                                                     ----
                                         PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . .   14

                                         PART II

Item 5.   Market for Registrant's Shares and Related Shareholder Matters . . . . . . . . . . . . . .   15

Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations. . .   17

Item 8.   Consolidated Financial Statements and Supplementary Schedules. . . . . . . . . . . . . . .   29

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . .   29


                                        PART III

Item 10.  Directors and Officers of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .   29

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .   29


                                        PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . . . .   30

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   46

                                       PART I

ITEM 1.   BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED HEREIN THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE HEREIN ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE ACT FORTH IN ITEM 7 AND ELSEWHERE.

GENERAL

     The Company, incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PTMR"). TMR and PTMR are new laser heart treatments in which millimeter channels are made in the heart
muscle.   The pathways are intended to enable improved blood supply to the myocardium. It is believed these procedures encourage new vessel formation, or angiogenesis, and result in reduced angina pain. TMR is performed by a cardiac surgeon through a small incision in the chest. PTMR is performed by a cardiologist in a catheter based procedure under local anesthesia. Both procedures can be performed as stand alone treatments or adjunctively with coronary artery bypass graft ("CABG") or balloon angioplasty, respectively. The Company has ongoing clinical trials in each of these areas. In the U.S., the Company currently offers its laser systems for sale in limited numbers for investigational use only pursuant to Investigational Device Exemptions ("IDEs") from the U.S. Food and Drug Administration (the "FDA"). The Company's initial clinical trial is completed and an application to the FDA for preliminary marketing approval ("PMA") was submitted July 2, 1997.

BACKGROUND

     Cardiovascular disease is the leading cause of death and disability in the U.S., according to the American Heart Association (the "AHA"). Coronary artery disease is the principal form of cardiovascular disease and is characterized by a progressive narrowing of the coronary arteries, which supply blood to the heart. This narrowing process is usually due to atherosclerosis, the buildup of fatty deposits, or plaque, on the inner lining of the arteries. Coronary artery disease reduces the available supply of oxygenated blood to the heart muscle, potentially resulting in severe chest pain known as angina, as well as damage to the heart. Typically, the condition worsens over time and often leads to heart attack or death.

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

     The primary therapeutic options for treatment of coronary artery disease are drug therapy, balloon angioplasty also known as percutaneous transluminal coronary angioplasty or ("PTCA"), other interventional techniques which augment or replace PTCA such as stent placement and atherectomy, and CABG. The objective of each of these approaches is to increase blood flow through the coronary arteries to the heart.

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

     PTCA is a less-invasive alternative to CABG introduced in the early 1980s in which a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the vessel. Although the procedure is usually successful in widening the blocked channel, the artery often re-narrows within six months of the procedure, a process called "restenosis," often necessitating a repeat procedure. A variety of techniques for use in conjunction with PTCA have been developed in an attempt to reduce the frequency of restenosis, including stent placement and atherectomy. Stents are small metal frames delivered to the area of blockage using a balloon catheter and deployed or expanded within the coronary artery. The stent is a permanent implant intended to keep the channel open. Atherectomy is a means of using mechanical, laser or other techniques at the tip of a catheter to cut or grind away plaque.

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

     When these treatment options are exhausted, the patient is left with no viable surgical alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR and PTMR, currently under clinical investigation by the Company and certain other companies, offer potential relief to a large class of patients with severe cardiovascular disease.

THE TMR AND PTMR PROCEDURE

     TMR, or transmyocardial revascularization, is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved perfusion, or supply, of blood to the myocardium and reduce angina in the patient. TMR potentially can be performed using any of several different surgical approaches, including open chest surgery, minimally invasive surgery through a four inch incision between the ribs, or videoscopically through small openings or ports in the chest. TMR potentially offers end-stage cardiac patients who are not candidates for PTCA or CABG a means to alleviate their symptoms and improve their quality of life. TMR may also be effective when used in conjunction with CABG to treat areas of the heart not treated after bypass surgery. The Company has received IDEs from the FDA to conduct clinical trials which include TMR using an open chest approach, TMR in conjunction with CABG, TMR in a minimally invasive procedure, TMR with minimally invasive directed coronary artery bypass ("MIDCAB"), and TMR via small ports in the chest.

     PTMR, or percutaneous transluminal myocardial revascularization, is an interventional procedure performed by a cardiologist. PTMR is based upon the same principles as TMR, but the procedure is much less invasive. The patient is under local anesthesia, and is treated through a catheter inserted in the femoral artery at the top of the leg. A laser transmitting catheter is threaded up into the heart chamber, where channels are created in the inner portion of the myocardium (i.e. heart muscle). PTMR potentially offers angina sufferers another treatment option before being referred to a surgeon for a more invasive course of treatment. PTMR may also be effective when used in conjunction with PTCA to treat areas of the heart not revascularized by a balloon or stent. The Company has received IDEs to conduct clinical trials studying PTMR, as well as PTMR in conjunction with PTCA.

     The physiologic principles underlying TMR and PTMR as potential treatments for cardiovascular disease were first identified in the 1930s. It was observed then that, although the human myocardium depends on external coronary arteries for its blood supply, it displays elements of certain direct blood pathways found in reptilian hearts. In reptiles, blood is supplied directly to the myocardium through these pathways from the chambers of the heart. These observations led to a belief that impaired vascularization in the human myocardium could be treated by creating direct pathways through the myocardium into the heart chamber. Successes in other treatment techniques such as PTCA and CABG, however, as well as limitations in the technologies available to perform TMR and PTMR, limited the focus on TMR and PTMR until recently. Following numerous advancements in the use of laser technology in medical applications, human trials of laser-based TMR commenced in the 1980s and of PTMR in the 1990s. TMR and PTMR are now being offered as investigational procedures as part of clinical studies to determine the safety and effectiveness of such procedures.

BUSINESS STRATEGY

     The Company's objective is to become the leading supplier in the TMR and PTMR markets. The Company's strategies to achieve this goal are as follows:

     DEMONSTRATE CLINICAL UTILITY OF TMR AND PTMR. The Company is seeking to demonstrate the clinical safety and effectiveness of TMR and PTMR and achieve FDA approval of the Company's products through clinical trials. The Company's initial clinical trial commenced in November 1995 and is designed to assess the safety and effectiveness of the Company's TMR procedure as compared with drug therapy. The Company has commenced additional trials, including "TMR as an Adjunct to Bypass Surgery," "TMR as an Adjunct to Minimally Invasive Directed Coronary Artery Bypass," "TMR via Ports," "PTMR Compared to Drug Therapy," and "PTMR as an Adjunct to PTCA."

     DEVELOP COMPREHENSIVE PRODUCT LINES FOR TMR AND PTMR. The Company is seeking to develop multiple surgical platforms and provide a comprehensive suite of high quality products for TMR. The Company believes that its compact, flexible, fiber-optic based system will enable it to offer effective TMR solutions across the three principal TMR surgical approaches for TMR, open chest surgery, minimally invasive surgery and percutaneous TMR. The Company is also developing a broad range of disposable fiber-optic based surgical tools designed to operate with the Company's laser base unit and intended to provide physicians with a broad range of options for their individual tactile preferences and solutions for the different geometry of each patient's heart cavity.

     LEVERAGE PROPRIETARY TECHNOLOGY. The Company believes that its significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies it has developed are important factors in its efforts to demonstrate the safety and effectiveness of its TMR procedures. The Company is seeking to develop additional proprietary technologies for TMR and related procedures. The Company has 30 patents or allowed patent applications and 32 patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies.

     EXPAND MARKET FOR THE COMPANY'S PRODUCTS. The Company is seeking to expand market awareness of the Company's products among opinion leaders in the cardiovascular field, subject to appropriate regulatory guidelines. In connection with the current clinical trials, the Company has focused its initial efforts in the U.S. on the 200 hospitals that perform the greatest number of cardiovascular procedures. The Company also sells its products through its direct international sales organization and a network of distributors and agents. In addition, the Company has assembled a board of scientific advisors consisting of a number of influential cardiac surgeons and cardiologists. The Company has also developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize the Company's TMR or PTMR products and procedures. The Company is seeking to expand the approved indications for TMR or PTMR through additional clinical studies.

     RISK FACTORS

     The Company's success will depend upon successful completion of clinical trials, some of which are currently at an early stage; the receipt of FDA and other governmental approvals, which may take considerable time, and may not be granted at all; acceptance of TMR or PTMR, which are new surgical procedures, among the medical community; the ability to protect its intellectual property rights; the risks of claims of infringement of third party intellectual Company's property rights; the ability of the Company to manage change and growth in its business, particularly in light of the Company's limited history of TMR operations and history of operating losses; the status of medical reimbursement and other regulatory matters; the ability of the Company to succeed in light of significant competition; and other risks. See "Certain Factors Bearing on Future Results" under Item 7.

PRODUCTS AND TECHNOLOGY

ECLIPSE TMR 2000 SYSTEM

     The Eclipse TMR 2000 system consists of the Eclipse TMR 2000 laser base unit and a line of fiber-optic, laser based surgical tools. Each surgical tool utilizes optical fiber to deliver laser energy from the source laser base unit to the distal tip of the surgical handpiece or PTMR catheter. The compact base unit occupies a small amount of operating room floor space, operates on a standard 208 or 220-volt power supply, features a self-contained cooling system which eliminates the need for electrical or plumbing modifications to the hospital operating room or catheterization laboratory where it is typically used on patients, and is light enough to move within the operating room or among operating rooms in order to use operating room space efficiently. Moreover, the flexible, lightweight and slender optical fiber used to deliver the laser energy to the patient enables ready access to the patient and to various sites within the heart.

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

          PTMR CATHETER AND SLIMFLEX. The PTMR catheter is an over-the-wire, steerable, disposable catheter system that features torque control, deflection capability, infusion port, radioopaque markers for enhanced visualization and depth control. After insertion into an artery of the leg, the PTMR catheter is advanced over the aortic arch, across the aortic valve and into the heart chamber. Visualization is achieved using standard fluoroscopic or x-ray techniques common to all hospitals doing cardiac catheterization.

     The CrystalPoint, CrystalFlex and SlimFlex fiber-optic handpieces each have an easy to install connector which screws into the laser base unit, and each device is pre-calibrated in the factory so it requires no special preparation.

REGULATORY STATUS

     The Company has completed the final phase of a clinical study designed to assess the safety and effectiveness of TMR performed in an open chest procedure for the treatment of patients with Class IV angina as compared with drug therapy. The Company originally received FDA clearance to commence this clinical study in September 1995, and undertook Phase I of the study shortly thereafter in November 1995. Phase I was intended to provide indications of safety prior to undertaking expanded clinical trials, and was completed in January 1996. In February 1996, the FDA reviewed the Phase I results and authorized commencement of Phase II.

     Phase II of the study involves a minimum of 126 patients and was completed in November 1996. The Company began analyzing six month follow-up data from this trial in April 1997, prior to submission of a PMA application in July 1997. The Company was subsequently notified by the FDA that twelve month follow-up data would be required. Twelve month data became available in October 1997 and is being analyzed and prepared for submission as an amendment to the original PMA application. The Company intends to submit this additional data in the first quarter of 1998.

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

     In June 1997, the Company received an IDE from the FDA to begin its first PTMR clinical trial, comparing patients treated with PTMR to patients receiving only drug therapy. In November 1997, the FDA gave the Company authorization to begin Phase II of this trial.

     In December 1997, the Company received its most recent IDE from the FDA, authorizing commencement of Phase I of another PTMR clinical trial. This trial is studying PTMR in conjunction with PTCA or various other interventional procedures, compared to people receiving only PTCA.

     There can be no assurance that the results of the Company's studies will be sufficient to obtain the PMA required to commercialize its TMR products. Additionally, there can be no assurance that the Company will not be required to conduct additional trials which may result in substantial costs and delays.

SALES AND MARKETING

     The Company is currently restricted to selling its TMR and PTMR products for investigational use only. Due to a recent change in the Health Care Financing Administration ("HCFA") policy regarding Medicare reimbursement for TMR procedures, the Company expects revenues from sales of investigational devices to decrease and expenses in support of clinical trials to increase significantly over the short term and possibly thereafter. To the extent permitted under FDA rules, the Company is seeking to promote market awareness of the Company's products among opinion leaders in the cardiovascular field and to recruit physicians and hospitals to participate in the Company's clinical trials. To address this market area, the Company maintains a domestic direct sales force consisting of nine sales people in the five sales regions and utilizes a regional distributor of cardiovascular surgical products to manage sales in the sixth designated U.S. sales region. In the event the FDA approves a PMA application for the Company's TMR products, the Company intends to expand its direct sales and support personnel.

     The Company currently offers a laser base unit, at a current end user list price of $295,000 per unit, and disposable surgical tools (at least one of which must be used with each procedure) at an end user unit list price of $1,895 for a TMR handpiece or $2,295 for a PTMR catheter. In order to assist hospitals in making a substantial investment in the Company's laser system, the Company intends to continue selling the systems to the hospital outright or placing the system with the hospital, for a placement fee (currently
$25,000) plus an additional fee for each procedure performed.   The Company
has also made contingency placements of its laser systems which are not taken as revenue until a sale ensues only after FDA approval is received or HCFA reimbursement becomes available.

     The Company intends to continue to broaden its line of disposable products as part of its strategy to develop multiple platforms for TMR. The open chest, minimally invasive TMR procedures and percutaneous TMR procedures are made possible by the use of the Company's flexible, lightweight and slender fiber-optic based surgical tools. Open chest TMR procedures and minimally invasive TMR surgical procedures are performed by cardiac surgeons. In contrast, percutaneous TMR is performed by interventional cardiologists using catheter-based products.

     Internationally, the Company sells its products through a direct sales and support organization of seven people and a network of distributors and agents.

     From September 1995 through December 31, 1997, the Company shipped 114 systems worldwide.

     The Company has developed, in conjunction with several major hospitals using the Company's TMR or PTMR products, a training program to assist physicians in acquiring the expertise necessary to utilize the Company's products and procedures. This program includes a comprehensive one-day course including observation of live procedures, didactic training and hands-on performance of TMR or PTMR in vivo.

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

     The Company's research and development spending, including expenditures related to clinical trials, was $12,007,000, $6,586,000 and $1,010,000, respectively, in 1997, 1996 and 1995. The Company expects that research and development expenses will continue to increase in connection with the Company's clinical trials and ongoing development efforts. Additionally, due to a May 1997 change in the HCFA policy regarding Medicare reimbursement for TMR procedures in clinical trials, the Company expects expenses in support of clinical trials to increase significantly at least over the short term and possibly thereafter. See "Third Party Reimbursement".

     All medical products of the types produced by the Company require a PMA prior to commercial marketing in the U.S. There can be no assurance that the Company will obtain a PMA from the FDA for the Company's TMR or PTMR products.

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

     In May 1997, the Company received ISO 9001 Certification for its quality assurance process. The Company is committed to continuous quality improvement in its manufacturing and assembly operations. Each subassembly and product is thoroughly tested at multiple stages of production to ensure proper operation and compliance with applicable regulatory standards. Manufacturing quality is documented and monitored continually under ISO guidelines.

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

COMPETITION

     The Company expects that the market for TMR and PTMR, which is currently in the early stages of development, will be intensely competitive. Competitors include PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis"), Johnson and Johnson ("J&J"), and U.S. Surgical
Corporation ("U.S. Surgical") which are currently selling TMR or PTMR products for investigational use in the U.S. and abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than the Company.

     PLC is a publicly traded corporation which uses a CO2 laser and an articulated mechanical arm in its TMR products. PLC obtained an IDE to undertake clinical trials in January 1990. PLC has conducted extensive trials but has not yet received a PMA. PLC presented its results to an FDA advisory panel in July 1997 and was instructed to gather more data. PLC has received the CE Marking which allows sales of its products commercially in all European Union countries. PLC has been issued patents for its apparatus and methods for TMR.

     CardioGenesis is a publicly held company which uses a holmium laser and fiber optics in its TMR and PTMR products. CardioGenesis has been issued patents for its methods of TMR and PTMR, is actively promoting its products in Europe through a distribution agreement with Boston Scientific Corporation and has begun clinical trials in the U.S. under an IDE.

     J&J is a publicly traded company which uses a holmium laser and fiber-optics in its PTMR products. J&J has acquired a ventricular mapping company to further its PTMR product line and has begun U.S. trials under an IDE.

     U.S. Surgical is a publicly traded company which uses an excimer laser and fiberoptics in its TMR products. U.S. Surgical is actively promoting its products in Europe and has begun clinical trials in the U.S. under an IDE. U.S. Surgical has acquired one laser company and rights to products from another laser supplier.

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

     TMR also competes with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR and PTMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and when used in conjunction with other treatments, there can be no assurance that the Company's TMR or PTMR products will be accepted. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's TMR procedure and could render the Company's technology obsolete. There can be no assurance that physicians will use the Company's TMR procedure to replace or supplement established treatments, or that the Company's TMR procedure will be competitive with current or future technologies. Such competition could materially and adversely affect the Company's business, financial condition and results of operations.

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

     To obtain a PMA for a medical device, the Company must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an IDE must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is cleared by the FDA, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the U.S. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that the Company will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of the Company's products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device for the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinicial efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel's recommendations, it tends to give such recommendations significant weight.

     Products manufactured or distributed by the Company pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions or criminal prosecutions. The Federal Food, Drug and Cosmetic Act ("FD&C Act") requires the Company to manufacture its products in registered establishments and in accordance with GMP regulations and to list its devices with the FDA. Furthermore, as a condition to receipt of a PMA, the Company's facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that current or future laws and regulations will not materially and adversely affect the Company's business, financial condition and result of operations.

     The Company is also regulated by the FDA under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. In addition, the Company is subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement. The Company's facilities are subject to ongoing, periodic inspections by the FDA and California regulatory authorities.

     Sales, manufacturing and further development of the Company's TMR and PTMR systems also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that by locality, which may require obtaining additional permits. The impact of such regulations on the Company's business, financial condition and results of operations cannot be predicted.

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

INTELLECTUAL PROPERTY MATTERS

     The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. The Company has 30 patents or allowed patent applications and 32 patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, competitors of the Company have been issued a number of patents related to TMR and PTMR. In September 1995 the Company received from a competitor a notice of potential infringement of the competitor's patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. In January 1996, the Company received from a second competitor a notice of potential infringement of the competitor's patents regarding methods to perform TMR/PTMR using fiber optics. The Company had concluded in each case, following discussion with its patent counsel, that it did not utilize the process and/or apparatus which is the subject of the patent at issue, and had responded to the respective competitor to such effect and has received no further correspondence on either matter. There can be no assurance, however, that further claims or proceedings will not be initiated by either competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent or to redesign its products or processes to avoid infringement.

     Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Accordingly, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally. In the event the Company were to require licenses to patents issued to third parties, there can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company, nor can there be any assurance that the Company would be successful in any attempt to redesign its products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would materially and adversely affect the Company's business, financial condition and results of operations.

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

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a HCFA policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/ investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's procedures had received third party reimbursement in many cases under HCFA's policy. As of May 19, 1997, although Category B status is retained, under a recent HCFA ruling, there will not be coverage for any manufacturer's TMR procedures at this time. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR or PTMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

     The Company has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that private insurance and private health plans will approve reimbursement for TMR or PTMR.

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

EMPLOYEES

     As of December 31, 1997 the Company had 113 employees, including 39 in research and development, 33 in manufacturing, 27 in sales and marketing and 14 in administration. All employees have entered into confidentiality agreements with the Company but the Company does not otherwise have employment agreements with any of its employees. None of the Company's employees is covered by a collective bargaining agreement and the Company has experienced no work stoppages to date.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's facilities are comprised of 36,990 square feet under five separate leases. The facility contains a Class 10,000 clean room for laser handpiece and catheter fabrication. The leases expire from December 1998 through December 2002. The Company's headquarters are located in Sunnyvale, California. The Company believes its facilities are adequate to meet its foreseeable requirements through at least 1998. There can be no assurance that additional facilities will be available to the Company, if and when needed, thereafter.

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


            1997                                            High      Low
            ----                                            ----      ---
            First Quarter. . . . . . . . . . . . . . .    $  9.75   $  4.88
            Second Quarter . . . . . . . . . . . . . .    $  8.50   $  4.88
            Third Quarter. . . . . . . . . . . . . . .    $ 10.00   $  6.75
            Fourth Quarter . . . . . . . . . . . . . .    $  9.50   $  5.50

            1996                                            High      Low
            ----                                            ----      ---
            First Quarter. . . . . . . . . . . . . . .        N/A       N/A
            Second Quarter . . . . . . . . . . . . . .    $ 19.00   $ 12.25
            Third Quarter. . . . . . . . . . . . . . .    $ 14.00   $  7.50
            Fourth Quarter . . . . . . . . . . . . . .    $ 14.00   $  7.25

     As of December 31, 1997, shares of the Company's Common Stock were held by 156 registered shareholders.

     The Company has never paid a cash dividend on its capital stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future, as it intends to retain its earnings, if any, to generate increased growth and for general corporate purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data with respect to the Company for the five years ended December 31, 1997, are derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P. for the five fiscal years ended December 31, 1997. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                         SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                     1997      1996      1995      1994      1993
                                                  ---------  --------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
Net revenues . . . . . . . . . . . . . . . . .    $  5,499  $  9,759   $ 2,707   $ 2,020   $ 2,105
Cost of revenues . . . . . . . . . . . . . . .       2,779     3,558     1,642     1,173     1,013
                                                  --------   -------   -------   -------    ------
     Gross profit  . . . . . . . . . . . . . .       2,720     6,201     1,065       847     1,092
                                                  --------   -------   -------   -------    ------
Operating Expenses:
  Research and development . . . . . . . . . .      12,007     6,586     1,010       971       906
  Sales and marketing. . . . . . . . . . . . .       7,345     3,327       879       392       794
  General and administrative . . . . . . . . .       4,036     2,000       681     1,031       325
                                                  --------   -------   -------   -------    ------
Total operating expenses . . . . . . . . . . .      23,388    11,913     2,570     2,394     2,025
                                                  --------   -------   -------   -------    ------
     Operating loss  . . . . . . . . . . . . .     (20,668)   (5,712)   (1,505)   (1,547)     (933)
Interest and other income (expense), net . . .       2,421     1,556      (921)     (435)       (3)
                                                  --------   -------   -------   -------    ------
     Net loss  . . . . . . . . . . . . . . . .    $(18,247)  $(4,156)  $(2,426)  $(1,982)   $ (936)
                                                  --------   -------   -------   -------    ------
                                                  --------   -------   -------   -------    ------
     Net loss per share - basic and diluted  .    $  (1.11)  $ (0.30)  $ (0.23)  $ (0.19)   $(0.10)
                                                  --------   -------   -------   -------    ------
                                                  --------   -------   -------   -------    ------
     Shares used in per share calculation  . .      16,404    14,078    10,470    10,231     9,381
                                                  --------   -------   -------   -------    ------
                                                  --------   -------   -------   -------    ------


                                                     1997      1996      1995      1994      1993
                                                  ---------  --------  --------  --------  --------
BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . . . .    $ 16,997   $ 24,106  $    123  $    132  $   131
Marketable securities. . . . . . . . . . . . .      18,197     27,957         -         -        -
Working capital (deficit). . . . . . . . . . .      36,434     47,861    (1,549)      657      834
Total Assets . . . . . . . . . . . . . . . . .      43,474     58,706     2,459     2,922    1,953
Long term debt less current portion. . . . . .          10         20         -     1,009        -
Accumulated deficit. . . . . . . . . . . . . .     (28,418)   (10,171)   (6,015)   (3,589)  (1,607)
Total shareholders' equity (deficit) . . . . .      38,228     55,666    (1,429)     (139)   1,011

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS AFFECTING FUTURE RESULTS."

OVERVIEW

     The Company was founded in 1989 as an outgrowth of certain research and development efforts initially undertaken by the Company's founders in the early 1980s related to the use of laser technology to treat cardiovascular disease. From 1989 through September 1995, the Company engaged in research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1995, the Company determined that there is a significant opportunity in the TMR market, and that the Company is well-positioned to enter this market because of the Company's expertise with laser-based surgical techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, the Company changed its strategic direction.

     Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. Since 1996, the Company has focused on TMR and PTMR activities, particularly research and development activities and clinical trials. At December 31, 1997, the Company had an accumulated deficit of $28,418,000. There are currently seven clinical trials in progress in either TMR or PTMR. The Company has submitted an application to the FDA for marketing clearance ("PMA" or Pre-Market Approval) of its TMR products in the United States. The Company has received the European Conforming Mark ("CE Mark") allowing the commercial sale of its TMR laser system to the European Community.

     The Company expects to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's clinical trials, the status and timing of regulatory approval, the timing of market acceptance, if any, of the Company's products, and the efforts required to develop the Company's sales and marketing organization.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

     Net revenues of $5,499,000 for the year ended December 31, 1997 decreased $4,260,000 or 44% when compared to net revenues of $9,759,000 for the year ended December 31, 1996. The decrease resulted primarily from a change in the mix of lasers sold versus placed. This change was primarily due to a Health Care Financing Administration ("HCFA") policy effective May 19, 1997 which restricts Medicare reimbursement for TMR equipment and procedures. The Company's products had received third party reimbursement under the preceding HCFA policy. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment.

     Future revenues could continue to be affected by restrictions on third party reimbursement and the timing and manner of sale of a limited number of units of TMR and PTMR laser systems. The Company intends to continue selling the systems to the hospital outright (list price is $295,000) or placing the system with the hospital for a placement fee (currently $25,000) plus an
additional fee for each procedure performed.   The Company has also made
contingency placements which are not taken as revenue until a sale ensues only after FDA approval is received or HCFA reimbursement becomes available. As a result of the HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates that these sales will continue to be more difficult to obtain in the future than prior to the effective date of the policy.

GROSS PROFIT

     Gross profit decreased to $2,720,000 or 49% of net revenues for the year ended December 31, 1997 as compared to $6,201,000 or 64% of net revenues for the year ended December 31, 1996. The decrease resulted from a higher level of manufacturing overhead associated with facility and infrastructure expansion including increased headcount, as well as a lower average sales price per laser in 1997 due to the higher mix of lasers placed versus sold in 1997 as compared to 1996.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures of $12,007,000 increased $5,421,000 or 82% for the year ended December 31, 1997 when compared to $6,586,000 for the year ended December 31, 1996. The increase in these expenses reflects a higher level of costs related to the development of new products, and increases in the number of clinical trials and the cost of supporting clinical trials, and an increase in headcount to 39 from 25 research and development employees at December 31, 1997 as compared to December 31, 1996.

     The Company's products are currently in clinical trials and therefore subject to limitations by the FDA. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. As a result of the new HCFA policy restricting Medicare reimbursement for TMR and PTMR equipment and procedures, the Company reimbursed clinical sites for expenses incurred in conjunction with performing clinical trials. The Company anticipates a significant increase in future expenditures relating to hospital support of the Company's clinical trials as the number of clinical trials increases. Accordingly, the Company believes that research and development expenses may continue to increase over the short term and possibly thereafter. There can be no assurance that the Company's future revenues, if any, will be sufficient to offset the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

SALES AND MARKETING

     Sales and Marketing expenditures of $7,345,000 increased $4,018,000 or 121% for the year ended December 31, 1997 when compared to $3,327,000 for the year ended December 31, 1996. The increase is due primarily to a headcount increase to 27 in 1997 from nine in 1996. This resulted in significant increases in salary, commission and travel expense. The additional headcount has been utilized in the areas of international sales, service, training and clinical support to the increasing number of clinical sites. The Company expects that sales and marketing expenses will continue to increase as the Company continues to focus resources on the development of the TMR and PTMR market.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $4,036,000 in 1997 from $2,000,000 in 1996. The increase in 1997 as compared to 1996 reflects an increase in patent and patent related expenses. At December 31, 1997, the Company had 30 patents or allowed patent applications and 32 patent applications pending relating to various aspects of TMR , PTMR and other cardiovascular therapies as compared to five and 29 at December 31, 1996.
The increase also reflects expenses related to being a publicly traded company, including investor relations fees, legal, accounting and stock administration expenses incurred throughout the year as compared to seven months in 1996.

INTEREST INCOME AND EXPENSE, NET

     Interest income of $2,446,000 increased $694,000 or 40% for the year ended December 31, 1997 when compared to $1,752,000 for the year ended December 31, 1996. This increase is due primarily to the investment of funds received in connection with an initial public offering in May 1996 for twelve months in 1997 as compared to seven months in 1996.

     Interest expense of $25,000 decreased $171,000 or 87% for the year ended December 31, 1997 when compared to $196,000 for the year ended December 31, 1996. This decrease reflects the use of funds from the initial public offering to repay debt, resulting in a lower debt level in 1997 as compared to 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

     Revenues increased to $9,759,000 in 1996 from $2,707,000 in 1995. The increase in 1996 as compared to 1995 was primarily due to the introduction of the Company's TMR products at the end of 1995 resulting in increased sales in the last quarter of 1995 and throughout 1996. The increase in revenues also resulted in an increase in net accounts receivable to $2,483,000 at
December 31, 1996 from $532,000 at December 31, 1995.   Since 1995, the
Company has focused on the TMR market. Sales of TMR related products accounted for 98% and 32% of revenues in 1996 and 1995 respectively.

GROSS PROFIT

     Gross profit increased to $6,201,000 in 1996 from $1,065,000 in 1995. Gross margin increased to 64% in 1996, from a gross margin of 39% in 1995. The increase in gross margin in 1996 from 1995 reflects increased sales of TMR products which generally have a higher margin than non-TMR surgical products.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased to $6,586,000 in 1996 from $1,010,000 in 1995. The increase in these expenses in 1996 reflects a higher level of research and development expenses relating to TMR including costs related to the introduction of five new TMR products, filing 29 patent applications, costs to introduce and support four clinical trials, and an increase in headcount to 25 research and development employees at December 31, 1996 from six at December 31, 1995.

SALES AND MARKETING

     Sales and marketing expenses increased to $3,327,000 in 1996 from $879,000 in 1995. The increase in 1996 reflects expansion of the Company's sales and marketing staff to nine in 1996 from six in 1995, increased travel and trade show expenses, costs to develop the international market, and increased commission expense related to increased sales, expenses associated with the commencement of clinical trials for the Company's TMR products and associated recruitment of participating physicians and hospitals.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $2,000,000 in 1996 from $681,000 in 1995. The increase in 1996 as compared to 1995 reflects increased headcount to 12 at December 31, 1996 from five in December 31, 1995, and expenses related to being a publicly traded company, including investor relations fees, legal, accounting and stock administration expenses.

INTEREST INCOME AND EXPENSE, NET

     Interest income, net of interest expense, of $1,556,000 in 1996 reflects investment income from the proceeds of the Company's public offering. Interest expense, net of interest income, was $921,000 in 1995. The outstanding debt at December 31,1995 was repaid from July 1996 through February 1997 resulting in a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At December 31, 1997, the Company had aggregate cash and marketable securities of $35,194,000 and at December 31, 1996, the Company had cash and marketable securities of $52,063,000. The Company used $17,374,000 and $6,173,000 for operating activities in1997 and 1996, respectively. At December 31, 1997, the Company had an accumulated deficit of $28,418,000.

     The Company anticipates that its current cash and marketable securities, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least calendar year 1998. There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures as indicated above. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Management does not believe there are any recently issued accounting standards not yet adopted by the Company, the future adoption of which will have a material impact on the Company's financial position or results of operations.

FACTORS AFFECTING FUTURE RESULTS

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

      On July 2, 1997, the Company submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. The FDA review process can be lengthy and its results are uncertain. There can be no assurance as to whether or when the FDA will approve this application. On July 28, 1997 an FDA panel recommended non-approval of a PMA application submitted by PLC Systems, Inc., a major competitor of the Company. The Company believes that this decision may have a significant impact on the FDA's review and approval of the Company's application. Subsequently, the FDA requested twelve month follow up data on all TMR applications in addition to the six month data previously provided. Although the Company has accumulated this data and is currently preparing it for submission to the FDA, there can be no assurance that the Company will not experience similar or other issues with the FDA which could have a material adverse impact on its business and operating results.

     Completion of the Company's clinical studies on a timely basis will depend, among other things, on the Company's ability to successfully establish TMR and PTMR sites and continue to identify and enroll participating patients in a timely fashion. In addition, the clinical studies will require substantial financial and management resources. There can be no assurance that the Company will have the resources necessary to complete such clinical studies. Furthermore, there can be no assurance that the Company's clinical studies will be completed within the currently anticipated time frame or otherwise in a timely manner, nor that such clinical studies will demonstrate the safety and effectiveness of the Company's products to the extent necessary to obtain FDA and other regulatory approvals and establish a commercial market for the Company's products. Moreover, results of the initial clinical testing are not necessarily predictive of results to be achieved in later clinical studies, if undertaken, or commercially, if a PMA is obtained. Failure to complete the Company's clinical studies in a timely manner or to demonstrate the safety and effectiveness of the Company's TMR or PTMR products could delay or prevent regulatory approval and would materially and adversely affect the Company's business, financial condition and operating results.

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

     On July 2, 1997, the Company submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. There can be no assurance that the FDA will approve this application in the foreseeable future if at all. On July 28, 1997 an FDA panel recommended non-approval of a PMA application submitted by PLC Systems, Inc. This decision may have an impact on the FDA's review and approval of the Company's application.
Failure to obtain FDA approval on a timely basis or for the indications sought by the Company would materially and adversely affect the Company's business, financial condition and operating results.

      The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Although the Company became 9001 certified in May 1997, failure to meet or to continue to satisfy these requirements in the future would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and operating results.

     Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices that require a PMA but are not yet approved domestically. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, medical device manufacturers must comply with numerous other requirements of the FDA and certain foreign regulatory authorities. For example, the European Conforming Mark (the "CE Mark") is required to sell products in European Union countries. The Company received CE Marking for its TMR laser in December 1996. However, product approvals can be withdrawn due to various factors, including failure to comply with regulatory standards or unforeseen problems following initial marketing.

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURES; NO ASSURANCE OF MARKET
ACCEPTANCE

     The Company's ability to successfully commercialize its TMR and PTMR products will depend upon its ability to achieve acceptance of its products and procedures among cardiologists, cardiac surgeons and other members of the medical community as well as prospective patients. The Company believes that it will not achieve such acceptance until such time, if any, as the Company's TMR or PTMR products can be demonstrated to be safe, efficacious and cost-effective. Even if the clinical safety and effectiveness of the Company's TMR products is established, cardiologists, cardiac surgeons and other members of the medical community may elect not to recommend TMR or PTMR for any number of other reasons. Broad use of the Company's products will require training of numerous physicians, and the time required to complete such training could adversely affect market acceptance. Moreover, even if TMR and PTMR become generally accepted by the medical community, physicians trained in competitive products may elect not to consider the Company's products, or may elect instead to recommend a competitor's products. Failure of the Company's products to achieve significant market acceptance would materially and adversely affect the Company's business, financial condition and operating results.

DEPENDENCE ON SINGLE PRODUCT LINE

     The Company has elected to focus its resources on the continued development and refinement of its TMR and PTMR products. If the Company is unable to obtain requisite regulatory approvals or to achieve commercial acceptance of these products, the Company's business, financial condition and operating results would be materially and adversely affected, which could result in cessation of the Company's business.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. Although the Company has a number of patents and patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies, there can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

EXPECTATION OF INTENSE MARKET COMPETITION

     The Company expects that the markets for TMR and PTMR, which are currently in the early stages of development, will be intensely competitive. Competitors are likely to include at least four laser companies: PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis"), U.S. Surgical Corporation ("U.S. Surgical"), and Johnson & Johnson ("J & J") all four of which are currently selling TMR and/or PTMR products for investigational use in the U.S. and abroad. Other competitors may include additional companies that elect to enter the market, including large companies in the laser, cardiac devices and cardiac surgery markets. The Company believes that a number of significant companies including Boston Scientific Corp., Baxter International, Inc., and C.R. Bard, Inc. have distribution rights to current or future products in TMR or PTMR. Many of these companies have significantly greater financial, development, marketing and other resources than the Company. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected.

     TMR and PTMR also compete with other more conventional or established methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR and PTMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and in the future intends to pursue the safety and effectiveness of TMR or PTMR when used in conjunction with other treatments, there can be no assurance that the Company's products will be accepted in these markets, nor can there be any assurance that physicians will use the Company's procedures to replace or supplement established treatments, or that the Company's procedures will be competitive with current or future technologies. In such event, the Company's business, financial condition and operating results could be materially and adversely affected.

     Any product developed by the Company that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which the Company is able to develop products, complete clinical testing and regulatory approval processes, gain third party reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would materially and adversely affect the Company's business, financial condition and operating results.

HISTORY OF OPERATING LOSSES

     From inception to December 31, 1997, the Company incurred cumulative net losses of approximately $28.4 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

RISKS OF TECHNOLOGICAL CHANGE

     Significant resources are continually being expended to develop new and improved treatment methodologies for coronary disease. Accordingly, the market acceptance and commercial success of the Company's TMR and PTMR products and procedures will depend not only on the safety and effectiveness of the Company's TMR and PTMR products and procedures, but also the relative safety and effectiveness of alternative treatment measures. Any such alternatives could potentially include new treatments or improvements to treatments which would materially and adversely affect the Company's business, financial condition and results of operations.

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

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     Results of operations are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the timing and results of clinical trials; delays associated with the FDA and other regulatory approval processes; health care reform and reimbursement policies; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of new or enhanced products offered by the Company or its competitors; product quality problems; personnel changes; changes in Company strategy; and the level of international sales. Quarter to quarter operating results could also be affected by the timing of the receipt of individual customer orders, order fulfillment and revenue recognition with respect to small numbers of individual laser base units, since each such product carries a high price per unit.

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

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a HCFA policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/ investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's procedures had received third party reimbursement in many cases under HCFA's policy. As of May 19, 1997, although Category B status is retained, under a recent HCFA ruling, there will not be coverage for any manufacturer's TMR procedures at this time. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR and PTMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

     There can be no assurance as to whether third party payors will cover TMR or PTMR procedures or as to the levels of reimbursement. There also can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. Fundamental reforms in the healthcare industry in the U.S. and Europe that could affect the availability of third party reimbursement continue to be proposed, and the Company cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition and results of operations could be materially and adversely affected.

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

     The Company has made limited sales of its TMR products to date, for investigational use only. Accordingly, the Company has maintained a limited sales and marketing organization in the U.S. and abroad. The Company plans to market its TMR and PTMR products, if approved, through a direct sales force and through relationships with distributors or agents. Establishment of a sales force capable of effectively commercializing the Company's TMR and PTMR products will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that the Company's distributors will devote sufficient resources to development of the markets for the Company's products or that they will be successful in such commercialization efforts.

POTENTIAL NEED FOR ADDITIONAL CAPITAL

     Although the Company anticipates that its current cash balances, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through at least 1998, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend upon the progress of expansion of the Company's clinical trials and any need for additional trials or other testing of the Company's products, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

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

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

     The Company's success will depend in part on its ability to manufacture its products in a timely, cost-effective manner and in compliance with GMP, ISO 9001 and other regulatory requirements. The manufacture of the Company's products is a labor-intensive, complex operation involving a number of separate processes and components. The Company's manufacturing activities to date have consisted primarily of manufacturing limited quantities of systems for use in clinical trials. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives regulatory approval for its TMR and PTMR products. Furthermore, as a condition to receipt of PMA approval, the Company's facilities, procedures and practices will be subject to pre-approval and ongoing GMP inspections by FDA.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future business and operating results depend in significant part aggregate or for each upon the continued contributions of its key technical and senior management personnel, including Douglas Murphy-Chutorian, M.D., the Company's Chief Executive Officer, and Richard L. Mueller, Jr., the Company's President and Chief Operating Officer. The Company maintains key person life insurance policies on both of these individuals in the amount of $2 million. The Company's future business and operating results also depend in significant part upon its ability to attract and retain qualified additional management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. In this regard, the Chief Financial Officer and Vice President of Quality Assurance, have agreed to remain with the Company until suitable replacements have been hired. Although the Company has initiated a search for these positions, there can be no assurance that suitable replacements can be identified and successfully recruited in a timely fashion.
 The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially and adversely affect the Company's business, financial condition and results of operations.

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

CONCENTRATION OF SHARE OWNERSHIP

     The present directors and executive officers of the Company and their affiliates beneficially own approximately 39% of the outstanding Common Stock. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference to the information set forth under the caption "Board of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to March 20, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) (1) FINANCIAL STATEMENTS. The financial statements required to be filed by Item 8 herewith are as follows:

                                                                                                               Page
                                                                                                               ----
     Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32

     Consolidated Balance Sheets as of December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .        33

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995. . . . .        34

     Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1997,
       1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995. . . . .        36

     Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .        37


     (2) FINANCIAL STATEMENT SCHEDULES.   The following financial statement schedules are filed herewith.

     Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . .        47
     Report of Independent Accountants on Financial Statement Schedule . . . . . . . . . . . . . . . . .        48

     (3) EXHIBITS.

     The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b)  REPORTS ON FORM 8-K.

     None.

(c)  EXHIBITS.

     The exhibits below are filed or incorporated herein by reference.

EXHIBIT
NUMBER    DESCRIPTION
--------  -----------
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

 10.2*    Stock Option Plan.

 10.3*    Director Stock Option Plan.

 10.4*    1996 Employee Stock Purchase Plan.

 10.5*    Facilities Lease for 1049 Kiel Court, Sunnyvale, California.

 10.6*    401(k) Plan.

 23.1     Consent of Coopers & Lybrand L.L.P.

 27.1     Financial Data Schedule

---------------
* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Eclipse Surgical Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Eclipse Surgical Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eclipse Surgical Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                              COOPERS & LYBRAND L.L.P.



San Jose, California
January 30, 1998

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996
                                    (IN THOUSANDS)

                                        ASSETS

                                                                              1997         1996
                                                                            ---------    ---------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .      $  16,997    $  24,106
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . .         18,197       21,397
  Accounts receivable, net of allowance for doubtful accounts of
     $757 and $280 at December 31, 1997 and 1996, respectively . . . .          2,054        2,483
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,866        2,464
  Prepaids and other current assets. . . . . . . . . . . . . . . . . .            556          431
                                                                            ---------    ---------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .         41,670       50,881
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .          1,420          906
Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . .              -        6,560
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            384          359
                                                                            ---------    ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      $  43,474    $  58,706
                                                                            ---------    ---------
                                                                            ---------    ---------
                                        LIABILITIES

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      $   3,190    $   2,043
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            965          908
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . .             71           28
  Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000            -
  Current portion of long-term debt. . . . . . . . . . . . . . . . . .             10           41
                                                                            ---------    ---------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .          5,236        3,020
Long-term debt, less current portion . . . . . . . . . . . . . . . . .             10           20
                                                                            ---------    ---------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .          5,246        3,040
                                                                            ---------    ---------
Commitments and contingencies (Note 9)

                                    SHAREHOLDERS' EQUITY

Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 16,858 shares at December 31, 1997 and
     16,172 shares at December 31, 1996. . . . . . . . . . . . . . . .         66,596       65,339
Unrealized gain on marketable securities . . . . . . . . . . . . . . .             50          498
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .        (28,418)     (10,171)
                                                                            ---------    ---------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . .         38,228       55,666
                                                                            ---------    ---------
     Total liabilities and shareholders' equity. . . . . . . . . . . .      $  43,474    $  58,706
                                                                            ---------    ---------
                                                                            ---------    ---------


  The accompanying notes are an integral part of these financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                1997         1996         1995
                                                              --------     --------     --------
Net revenues . . . . . . . . . . . . . . . . . . . . .        $  5,499     $  9,759     $  2,707
Cost of revenues . . . . . . . . . . . . . . . . . . .           2,779        3,558        1,642
                                                              --------     --------     --------
  Gross profit . . . . . . . . . . . . . . . . . . . .           2,720        6,201        1,065
                                                              --------     --------     --------
Operating expenses:
  Research and development . . . . . . . . . . . . . .          12,007        6,586        1,010
  Sales and marketing. . . . . . . . . . . . . . . . .           7,345        3,327          879
  General and administrative . . . . . . . . . . . . .           4,036        2,000          681
                                                              --------     --------     --------
     Total operating expenses. . . . . . . . . . . . .          23,388       11,913        2,570
                                                              --------     --------     --------
       Operating loss. . . . . . . . . . . . . . . . .         (20,668)      (5,712)      (1,505)
Interest expense . . . . . . . . . . . . . . . . . . .             (25)        (196)        (923)
Interest and other income. . . . . . . . . . . . . . .           2,446        1,752            2
                                                              --------     --------     --------
       Net loss. . . . . . . . . . . . . . . . . . . .        $(18,247)   $  (4,156)   $  (2,426)
                                                              --------     --------     --------
                                                              --------     --------     --------


Net loss per share:
  Basic earnings per share . . . . . . . . . . . . . .        $  (1.11)    $  (0.30)    $  (0.23)
                                                              --------     --------     --------
                                                              --------     --------     --------
  Diluted earnings per share . . . . . . . . . . . . .        $  (1.11)    $  (0.30)    $  (0.23)
                                                              --------     --------     --------
                                                              --------     --------     --------
  Weighted average shares outstanding. . . . . . . . .          16,404       14,078       10,470
                                                              --------     --------     --------
                                                              --------     --------     --------

  The accompanying notes are an integral part of these financial statements

                          ECLIPSE SURGICAL TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (IN THOUSANDS)

                                                                       NOTES
                                                                     RECEIVABLE      UNREALIZED
                                               COMMON STOCK             FOR            GAIN ON
                                           --------------------        COMMON         MARKETABLE      ACCUMULATED
                                           SHARES        AMOUNT         STOCK         SECURITIES        DEFICIT        TOTAL
                                           ------        ------      ----------      -----------      -----------     --------
Balances, January 1, 1995 . . . . . . .    10,469       $  3,450                                     $  (3,589)       $  (139)
  Issuance of common stock. . . . . . .       741          1,235        $  (104)                             -          1,131
  Issuance of warrants. . . . . . . . .         -              5                                             -              5
  Net loss. . . . . . . . . . . . . . .         -              -              -                         (2,426)        (2,426)
                                           ------      ---------        -------                      ---------       --------
Balances, December 31, 1995 . . . . . .    11,210          4,690           (104)                        (6,015)        (1,429)
  Issuance of common stock in
     connection with initial
     public offering. . . . . . . . . .     4,000         57,956                                                       57,956
  Issuance of common stock. . . . . . .       962          2,691                                                        2,691
  Payment on notes receivable . . . . .                                     104                                           104
  Issuance of warrants. . . . . . . . .         -              2                                                            2
  Unrealized gain on
     marketable securities. . . . . . .                                                $   498                            498
  Net loss. . . . . . . . . . . . . . .         -              -              -                         (4,156)        (4,156)
                                           ------      ---------        -------        -------       ---------       --------
Balances, December 31, 1996 . . . . . .    16,172         65,339              -            498         (10,171)        55,666
  Issuance of common stock. . . . . . .       552            956                                                          956
  Issuance of common stock
     pursuant to exercise of
     warrants . . . . . . . . . . . . .       134            301                                                          301
  Realized gain on
     marketable securities. . . . . . .                                                   (448)                          (448)
  Net loss. . . . . . . . . . . . . . .         -              -              -                        (18,247)       (18,247)
                                           ------      ---------        -------        -------       ---------       --------
Balances, December 31, 1997 . . . . . .    16,858      $  66,596        $     -        $    50       $ (28,418)      $ 38,228
                                           ------      ---------        -------        -------       ---------       --------
                                           ------      ---------        -------        -------       ---------       --------


      The accompanying notes are an integral part of these financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (IN THOUSANDS)

                                                                           1997         1996       1995
                                                                        --------     --------     --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(18,247)    $ (4,156)    $ (2,426)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . .       724          200           72
     Amortization of discount and financing costs. . . . . . . . . . .         -            -          607
     Provision for doubtful accounts . . . . . . . . . . . . . . . . .       477          378           40
     Changes in operating assets and liabilities:
       Increase in accounts receivable . . . . . . . . . . . . . . . .       (48)      (2,329)        (191)
       (Increase) decrease in inventories. . . . . . . . . . . . . . .    (1,402)        (794)         163
       (Increase) decrease in prepaids and other current  assets . . .      (125)        (417)         349
       Increase in accounts payable. . . . . . . . . . . . . . . . . .     1,147          826          266
       Increase (decrease) in customer deposits. . . . . . . . . . . .        43         (242)          46
       Increase (decrease) in accrued liabilities. . . . . . . . . . .        57          361           (4)
                                                                        --------     --------     --------
         Net cash used in operating activities . . . . . . . . . . . .   (17,374)      (6,173)      (1,078)
                                                                        --------     --------     --------

Cash flows from investing activities:
  Purchase of marketable securities. . . . . . . . . . . . . . . . . .         -      (27,459)           -
  Sale of marketable securities  . . . . . . . . . . . . . . . . . . .     9,312            -            -
  Acquisition of property and equipment. . . . . . . . . . . . . . . .    (1,238)        (974)         (62)
  Increase in other assets . . . . . . . . . . . . . . . . . . . . . .       (25)        (337)           -
                                                                        --------     --------     --------
         Net cash provided by (used) investing activities. . . . . . .     8,049      (28,770)         (62)
                                                                        --------     --------     --------

Cash flows from financing activities:
  Payments on short-term borrowings. . . . . . . . . . . . . . . . . .         -          (45)        (782)
  Net proceeds from issuance of common stock and warrants. . . . . . .     1,257       60,649        1,136
  Payments on notes receivable . . . . . . . . . . . . . . . . . . . .         -          104            -
  Proceeds from note payable . . . . . . . . . . . . . . . . . . . . .     1,000            -            -
  Proceeds from short-term borrowings. . . . . . . . . . . . . . . . .         -            -          827
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . .       (41)      (1,782)         (50)
                                                                        --------     --------     --------
         Net cash provided by financing activities . . . . . . . . . .     2,216       58,926        1,131
                                                                        --------     --------     --------
           Net increase (decrease) in cash and cash
             equivalents . . . . . . . . . . . . . . . . . . . . . . .    (7,109)      23,983           (9)
Cash and cash equivalents at beginning of period . . . . . . . . . . .    24,106          123          132
                                                                        --------     --------     --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $ 16,997     $ 24,106     $    123
                                                                        --------     --------     --------
                                                                        --------     --------     --------
Supplemental schedule of cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     25     $    281     $     71
  Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -     $      -     $      1

Supplemental schedule of noncash investing and
  financing activities:
  Unrealized gain on marketable securities . . . . . . . . . . . . . .  $     50     $    498     $      -
                                                                        --------     --------     --------
                                                                        --------     --------     --------
  Issuance of common stock and warrants in exchange for
    note receivable. . . . . . . . . . . . . . . . . . . . . . . . . .  $      -     $      -     $    104
                                                                        --------     --------     --------
                                                                        --------     --------     --------
  Acquisition of equipment under capital lease . . . . . . . . . . . .  $      -     $     34     $      -
                                                                        --------     --------     --------
                                                                        --------     --------     --------


  The accompanying notes are an integral part of these financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF OPERATIONS:

     Eclipse Surgical Technologies, Inc. (the "Company") was founded in 1989 to develop, manufacture and market surgical lasers and accessories for the treatment of disease. Currently, the Company's emphasis is on development and manufacture of products used for transmyocardial revascularization (TMR) and percutaneous transluminal myocardial revascularization (PTMR), which are cardiovascular procedures. The Company markets its products for sale primarily in the U.S., Europe and Asia. In the U.S., the Company offers its laser systems for sale in limited numbers for investigational use only pursuant to Investigational Device Exemptions from the U.S. Food and Drug Administration.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS:

     All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents, and are held primarily at one commercial bank and one investment bank.

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

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED):

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

CERTAIN RISKS AND CONCENTRATIONS:

     The Company sells its products primarily to hospitals and other health care providers in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1997 and 1996, three customers accounted for 37% and four customers accounted for 68% of accounts receivable, respectively.

     The Company purchases certain laser and fiber-optic components and subassemblies from single sources. Although the Company has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption could affect the Company's ability to manufacture its products and would, therefore, adversely affect operating results.

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

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED):

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

STOCK BASED COMPENSATION:

     The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted.

NET LOSS PER SHARE:

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants. All prior period earnings per share amounts have been restated to comply with SFAS 128.

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997         1996        1995
                                               ----         ----        ----
Numerator - Basic and Diluted EPS
    Loss available to common stockholders...   $(18,247)   $(4,156)    $(2,426)
                                               --------    -------     -------
                                               --------    -------     -------

Denominator - Basic and Diluted EPS
    Weighted average shares outstanding....      16,404     14,078      10,470
                                               --------    -------     -------
    Basic earnings per share...............    $  (1.11)   $ (0.30)    $ (0.23)
                                               --------    -------     -------
                                               --------    -------     -------
    Diluted earnings per share.............    $  (1.11)   $ (0.30)    $ (0.23)
                                               --------    -------     -------
                                               --------    -------     -------

     Options to purchase 2,885,000, 2,785,000 and 2,540,000 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED):

RECENT PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

3.  MARKETABLE SECURITIES:

     At December 31, 1997, marketable securities consisted of fixed income U.S. government securities held by an investment bank. These marketable securities had a cost basis of approximately $18,147,000 and a fair value of $18,197,000 and mature at various dates through 1998.

4.  INVENTORIES:

     Inventories consist of the following (IN THOUSANDS):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1996
                                                               ----     ----
 Raw materials . . . . . . . . . . . . . . . . . . . .        $1,446   $  511
 Work in process . . . . . . . . . . . . . . . . . . .             -       99
 Finished goods. . . . . . . . . . . . . . . . . . . .         2,420    1,854
                                                              ------   ------
                                                              $3,866   $2,464
                                                              ------   ------
                                                              ------   ------

5. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (IN THOUSANDS):

                                                               DECEMBER 31,
                                                            ----------------
                                                               1997     1996
                                                            --------  ------
 Computers and equipment . . . . . . . . . . . . . . .      $  1,638  $  879
 Manufacturing and demonstration equipment . . . . . .           850     467
 Leasehold improvements. . . . . . . . . . . . . . . .           124      28
                                                            --------  ------
                                                               2,612   1,374
                                                            --------  ------
 Less accumulated depreciation and amortization. . . .        (1,192)   (468)
                                                            --------  ------
                                                            $  1,420  $  906
                                                            --------  ------
                                                            --------  ------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The Company leases certain equipment under a capital lease which expires in February 2000. Accordingly, capitalized costs of $34,000, net of accumulated amortization of $11,900 and $5,100 at December 31, 1997 and 1996, respectively, are included in property and equipment.

6.   ACCRUED LIABILITIES:

     Accrued liabilities consists of the following (IN THOUSANDS):

                                                           DECEMBER 31,
                                                         -------------------
                                                           1997        1996
                                                         ------      -------
         Accrued salaries and related. . . . . . . . .   $  483      $  487
         Accrued commissions . . . . . . . . . . . . .      127         156
         Accrued warranty. . . . . . . . . . . . . . .       78         141
         Accrued interest. . . . . . . . . . . . . . .        -           6
         Other . . . . . . . . . . . . . . . . . . . .      277         118
                                                         ------      ------
                                                         $  965      $  908
                                                         ------      ------
                                                         ------      ------



7.  SHORT-TERM BORROWINGS:

     In October 1997, MicroHeart, a wholly-owned subsidiary of the Company, entered into a note payable with an investor for $1,000,000 at 8% interest per annum. Principal and interest are due October 31, 1998. Additionally, warrants to purchase 400,000 shares of MicroHeart's common stock at $0.50 per share were granted to the investor. The warrants are immediately exercisable and expire on October 31, 2000.

 8.  LONG-TERM DEBT:

     Long term debt consists of a capital lease which bears interest at 10.33% and expires in February, 2000.

9.   COMMITMENTS AND CONTINGENCIES:

     The Company has entered into five operating leases for office facilities with terms extending from December 1998 to December 2002. The minimum future rental payments are (in thousands):

          YEAR ENDED DECEMBER 31,
          -----------------------
          1998 . . . . . . . . . . . . . . . . . . . .  $542
          1999 . . . . . . . . . . . . . . . . . . . .   355
          2000 . . . . . . . . . . . . . . . . . . . .   322
          2001 . . . . . . . . . . . . . . . . . . . .   333
          2002 . . . . . . . . . . . . . . . . . . . .   227

     Rent expense was approximately $475,000, $172,000 and $139,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.   SHAREHOLDERS' EQUITY:

WARRANTS:

     At December 31, 1997, warrants were outstanding to purchase a total of 770,838 shares of common stock at exercise prices ranging from $1.67 to $4.17. The warrants, which were issued in connection with various debt and equity financings, are exercisable and terminate upon the earlier of; sixteen months to five years from the effective grant date, a merger or sale of all or substantially all of the Company's assets to a noncontrolling entity, or certain other conditions. At December 31, 1997, the Company had reserved 770,838 shares of common stock for issuance upon exercise of these warrants. During the year ended December 31, 1997 and 1996 133,743 and 267,057 warrants were exercised generating proceeds of approximately $245,510 and $524,000, respectively.

STOCK OPTION PLAN:

     The Company maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 1997, the Company had reserved for issuance under this plan a total of 4,000,000 shares of common stock. Under the plan, options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.

DIRECTORS' STOCK OPTION PLAN:

     The Company maintains a Directors' Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 1997, the Company had reserved for issuance under this plan 200,000 shares of common stock. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

STOCK BASED COMPENSATION:

     The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock Based Compensation". The Company, however, continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan and Directors' Stock Option Plan. Had compensation cost for these plans been determined based on the fair value of the options at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                               DECEMBER 31,
                                                                  -------------------------------------
                                                                     1997          1996          1995
                                                                  ---------      -------       --------
Net loss as reported . . . . . . . . . . . . . . . . . . .        $(18,247)      $(4,156)      $(2,426)
                                                                  --------       -------       -------
                                                                  --------       -------       -------
Net loss - pro forma . . . . . . . . . . . . . . . . . . .        $(20,951)      $(5,794)      $(2,636)
                                                                  --------       -------       -------
                                                                  --------       -------       -------
Basic net loss per share as reported . . . . . . . . . . .        $  (1.11)      $ (0.30)      $ (0.23)
                                                                  --------       -------       -------
                                                                  --------       -------       -------
Basic net loss per share - pro forma . . . . . . . . . . .        $  (1.28)      $ (0.41)      $ (0.25)
                                                                  --------       -------       -------
                                                                  --------       -------       -------
Diluted net loss per share as reported . . . . . . . . . .        $  (1.11)      $ (0.30)      $ (0.23)
                                                                  --------       -------       -------
                                                                  --------       -------       -------
Diluted net loss per share - pro forma . . . . . . . . . .        $  (1.28)      $ (0.41)      $ (0.25)
                                                                  --------       -------       -------
                                                                  --------       -------       -------

                                     42

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. SHAREHOLDERS' EQUITY -- (CONTINUED):

     As the provisions of SFAS No. 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of the pro forma stock compensation cost will likely continue to increase as the vesting period for the Company's options and the period over which the stock compensation is charged to expense is generally three years.

     The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995.

                                                                      DECEMBER 31,
                                                         ------------------------------------
                                                           1997           1996          1995
                                                         -------        -------       -------
Exercise price . . . . . . . . . . . . . . . . . . . .   $  4.04        $  2.79       $  1.40
Expected life of option. . . . . . . . . . . . . . . .   8 years        9 years       7 years
Risk-free interest rate. . . . . . . . . . . . . . . .     5.85%          6.36%         5.73%
Expected volatility. . . . . . . . . . . . . . . . . .       36%            45%           60%

     Option activity under both plans is as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                              OUTSTANDING OPTIONS
                                                                 SHARES       ---------------------------------------
                                                                AVAILABLE     NUMBER           WEIGHTED
                                                                  FOR           OF              AVERAGE
                                                                 GRANT         SHARES       PRICE PER SHARE     TOTAL
                                                               ----------     --------      ---------------    ------
Balance, January 1, 1995 . . . . . . . . . . . . . . . . . .     1,006          1,236             $1.09        $1,434
     Additional shares reserved. . . . . . . . . . . . . . .     1,200
     Options granted . . . . . . . . . . . . . . . . . . . .    (1,308)         1,308             $1.67         2,180
     Options canceled. . . . . . . . . . . . . . . . . . . .         4             (4)            $1.45            (6)
                                                                ------         ------             -----        -------
Balance, December 31, 1995 . . . . . . . . . . . . . . . . .       902          2,540             $1.38         3,608

     Additional shares reserved. . . . . . . . . . . . . . .       750
     Options granted . . . . . . . . . . . . . . . . . . . .      (515)           515             $8.96         4,618
     Options canceled. . . . . . . . . . . . . . . . . . . .        56            (56)            $3.74          (208)
     Options exercised . . . . . . . . . . . . . . . . . . .         -           (214)            $0.91          (196)
                                                                ------         ------             -----      --------
Balance, December 31, 1996 . . . . . . . . . . . . . . . . .     1,193          2,785             $2.77      $  7,822

     Options granted . . . . . . . . . . . . . . . . . . . .      (775)           775             $7.52         5,823
     Options canceled. . . . . . . . . . . . . . . . . . . .       174           (174)            $6.70        (1,162)
     Options exercised . . . . . . . . . . . . . . . . . . .         -           (501)            $1.21          (604)
                                                                ------         ------             -----       -------
Balance, December 31, 1997 . . . . . . . . . . . . . . . . .       592          2,885             $4.04       $11,879
                                                                ------         ------             -----       -------
                                                                ------         ------             -----       -------

     At December 31, 1997, 1996 and 1995, options to purchase 1,720,531, 1,517,045 and 1,241,646 shares of common stock, respectively were exercisable at weighted average fair values of $2.74, $1.38, and $0.96, respectively.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10.  SHAREHOLDERS' EQUITY -- (CONTINUED):

                                                                OPTIONS CURRENTLY
                          OPTIONS OUTSTANDING                       EXERCISABLE
                      ------------------------------    -------------------------------------
                                           WEIGHTED
                                           AVERAGE      WEIGHTED                     WEIGHTED
                         NUMBER OF         REMAINING     AVERAGE                      AVERAGE
       EXERCISE           SHARES          CONTRACTUAL    EXERCISE     NUMBER          EXERCISE
        PRICES          OUTSTANDING     LIFE IN YEARS    PRICE     EXERCISABLE         PRICE
       -------        ------------     -------------   --------   ------------     ---------
                     (IN THOUSANDS)                               (IN THOUSANDS)
  $   0.03 - $ 1.43        400              3.66        $  0.94         400           $  0.94
  $   1.44 - $ 1.44        175              5.68        $  1.44         175           $  1.44
  $   1.67 - $ 1.67      1,191              7.90        $  1.67         843           $  1.67
  $   4.17 - $ 6.63        299              9.18        $  5.74          23           $  4.17
  $   6.75 - $ 8.50        531              9.14        $  8.07         169           $  8.08
  $   8.63 - $11.00        238              7.70        $ 10.19          91           $ 10.76
  $  11.50 - $16.00         51              8.79        $ 11.89          20           $ 11.90

EMPLOYEE STOCK PURCHASE PLAN:

     The Company maintains an Employee Stock Purchase Plan, under which 250,000 shares of common stock have been reserved for issuance. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee's compensation, subject to certain limitations. At December 31, 1997, 59,140 shares had been issued under this plan.

11.   EMPLOYEE RETIREMENT PLAN:

     The Company maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors, however, no such contributions were made in 1997 or 1996.

12.  INTEREST AND OTHER INCOME:

     Interest and other income consist of the following (in thousands):

                                                                          DECEMBER 31,
                                                                          ------------
                                                                1997          1996         1995
                                                                ----          ----         ----
Interest Income . . . . . . . . . . . . . . . . . . . . . .  $  1,998       $  1,752       $  2
Gain on Sale of Marketable Securities . . . . . . . . . . .       448              -          -
                                                             --------       --------       ----
                                                             $  2,446       $  1,752       $  2
                                                             --------       --------       ----
                                                             --------       --------       ----

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  INCOME TAXES:

    The components of the net deferred tax asset are as follows (IN THOUSANDS):

                                                                              DECEMBER 31,
                                                                       ------------------------
                                                                          1997            1996
                                                                       ---------       --------
      Net operating losses . . . . . . . . . . . . . . . . . . . . . . $  10,212       $  2,939
      Research and development and other credits . . . . . . . . . . .     1,308            649
      Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . .       959            301
      Accrued Liabilities. . . . . . . . . . . . . . . . . . . . . . .       293            139
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       829             37
                                                                       ---------       --------
           Net deferred asset. . . . . . . . . . . . . . . . . . . . .    13,601          4,065
      Less valuation allowance . . . . . . . . . . . . . . . . . . . .   (13,601)        (4,065)
                                                                       ---------       --------
                                                                       $       -       $      -
                                                                       ---------       --------
                                                                       ---------       --------

     The Company has established a valuation allowance to the extent of its deferred tax asset since it is not certain that a benefit can be realized in the future due to the Company's recurring operating losses.

     The change in the valuation allowance was $9,536,000, $1,998,000 and $436,000 in 1997, 1996, and 1995, respectively.

     The noncurrent portion of the deferred tax assets, which totaled $12,521,000 and $3,290,000 at December 31, 1997 and 1996, respectively, is included above.

     At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $28,800,000 and $7,330,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state credit carryforwards of approximately $949,000 and $545,000 available to offset future tax liabilities. The Company's net operating loss carryforwards, as well as credit carryforwards, expire in 1998 through 2012, if not utilized.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering resulted in an ownership change which could restrict the utilization of the carryforwards.

14.  MAJOR CUSTOMERS:

     For the year ended December 31, 1997 two customers accounted for 35% of net revenues. For the year ended December 31, 1996 one customer accounted for 11% of net revenues. Two customers accounted for 10% each of net revenues for the year ended December 31, 1995.

     Export sales accounted for approximately 32%, 13% and 20% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                Registrant


Date: February 27, 1998       By:  /s/   Douglas Murphy-Chutorian, M.D.
                                   -------------------------------------------
                                   DOUGLAS MURPHY-CHUTORIAN, M.D.
                                   CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                   OFFICER


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.


               Signature                                    Title                                     Date
               ---------                                    ------                                    -----
/s/  Douglas Murphy-Chutorian, M.D.               Chairman and Chief Executive
------------------------------------------      Officer (Principal Executive Officer)         February 27, 1998
     Douglas Murphy-Chutorian, M.D.


/s/  Richard L. Mueller, Jr.                    President, Chief Operating Officer            February 27, 1998
------------------------------------------                 and Director
     Richard L. Mueller, Jr.


/s/  Barbara A. Dreblow                               Chief Financial Officer                 February 27, 1998
------------------------------------------              (Principal Accounting and
     Barbara A. Dreblow                                   Financial Officer)


/s/  Iain M. Watson                                          Director                         February 27, 1998
------------------------------------------
     Iain M. Watson


/s/  Robert L. Mortensen                                     Director                         February 27, 1998
------------------------------------------
     Robert L. Mortensen


/s/  Alan L. Kaganov, Sc.D.                                  Director                         February 27, 1998
------------------------------------------
     Alan L.  Kaganov, Sc.D.

                                     46

                                                                   SCHEDULE II


                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   (IN THOUSANDS)

                                                         BALANCE AT                                    BALANCE
                                                          BEGINNING                                     AT END
                                                          OF PERIOD    ADDITIONS(1)  DEDUCTIONS(2)     OF PERIOD
                                                          ---------    ------------   ------------     ----------
Year ended December 31, 1995
   Allowance for doubtful accounts . . . . . . . . . .     $  60         $   40          $  71         $   29

Year ended December 31, 1996 . . . . . . . . . . . . .     $  29         $  258          $   7         $  280
   Allowance for doubtful accounts

Year ended December 31, 1997
   Allowance for doubtful accounts . . . . . . . . . .     $ 280         $  477          $   -         $  757

____________________________
(1)  Charged to costs and expenses.
(2)  Accounts written off against the reserve.

                         REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULE

     In connection with our audits of the consolidated financial statements of Eclipse Surgical Technologies, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14a herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                         COOPERS & LYBRAND L.L.P.


San Jose, California
January 30, 1998