Form 10-Q
period 1998-03-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1998-05-15
CIK 863680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                          Commission file number    0-28288
                                --------------------

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------------

               CALIFORNIA                               77-0223740
         ------------------------                   ----------------
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

                                  16,942,799 shares
                                As of  April 30, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                  TABLE OF CONTENTS



                                        PART 1
                                FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1.   Financial Statements:

     a.   Consolidated Balance Sheets
          as of March 31, 1998 and December 31, 1997...................    3

     b.   Consolidated Statements of Operations
          for the three months ended March 31, 1998 and 1997...........    4

     c.   Consolidated Statements of Cash Flows
          for the three months ended March 31, 1998 and 1997...........    5

     d.   Notes to Financial Statements................................    6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...   18


                                         PART II
                                    OTHER INFORMATIO

Item 1.   Legal Proceedings............................................   19

Item 2(d) Changes in Securities and Use of Proceeds....................   19

Item 6.   Exhibits and Reports on Form 8-K.............................   19

          Signatures...................................................   20

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                       ASSETS

                                                                         March 31, 1998      December 31,
                                                                         --------------      ------------
                                                                           (unaudited)           1997
                                                                         --------------      ------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .       $13,605           $16,997
    Marketable securities. . . . . . . . . . . . . . . . . . . . . . .        16,201            18,197
    Accounts receivable, net of allowance for
       doubtful accounts of $770 at March 31, 1998
       and $757 at December 31, 1997, respectively . . . . . . . . . .         2,118             2,054
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,169             3,866
    Prepaids and other current assets. . . . . . . . . . . . . . . . .           263               556
                                                                         --------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . .        36,356            41,670
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .         1,217             1,420
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           471               384
                                                                         --------------      ------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .       $38,044           $43,474
                                                                         --------------      ------------
                                                                         --------------      ------------

                                                                 LIABILITIES

Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       $3,259            $3,190
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .          956               965
    Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . .          106                71
    Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000             1,000
    Current portion of long-term debt. . . . . . . . . . . . . . . . .           10                10
                                                                         --------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . .        5,331             5,236
    Long-term debt, less current portion . . . . . . . . . . . . . . .            8                10
                                                                         --------------      ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . .        5,339             5,246
                                                                         --------------      ------------

                                                             SHAREHOLDERS' EQUITY

Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 16,907
    shares at March 31, 1998 and 16,858
    shares at December 31, 1997. . . . . . . . . . . . . . . . . . . .       66,725            66,596
Unrealized gain on marketable securities . . . . . . . . . . . . . . .           24                50
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .      (34,044)          (28,418)
                                                                         --------------      ------------
          Total shareholders' equity . . . . . . . . . . . . . . . . .       32,705            38,228
                                                                         --------------      ------------
          Total liabilities and shareholders' equity . . . . . . . . .      $38,044           $43,474
                                                                         --------------      ------------
                                                                         --------------      ------------

  The accompanying notes are an integral part of these consolidated financial statements

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                              1998        1997
                                                            --------   --------
Net revenues . . . . . . . . . . . . . . . . . . . . . .     $1,574     $1,208
    Cost of revenues . . . . . . . . . . . . . . . . . .        834        630
                                                            --------   --------
      Gross profit . . . . . . . . . . . . . . . . . . .        740        578
                                                            --------   --------
Operating expenses:
      Research and development . . . . . . . . . . . . .      3,127      2,727
      Sales and marketing. . . . . . . . . . . . . . . .      2,757      1,411
      General and administrative . . . . . . . . . . . .        887        795
                                                            --------   --------
        Total operating expenses . . . . . . . . . . . .      6,771      4,933
                                                            --------   --------
          Operating loss . . . . . . . . . . . . . . . .     (6,031)    (4,355)
Interest expense . . . . . . . . . . . . . . . . . . . .        (34)        (6)
Interest and other income. . . . . . . . . . . . . . . .        439        504
          Net loss . . . . . . . . . . . . . . . . . . .    $(5,626)   $(3,857)
                                                            --------   --------
                                                            --------   --------
          Unrealized gain on marketable securities . . .        $24       $222
          Comprehensive loss . . . . . . . . . . . . . .    $(5,602)   $(3,635)
                                                            --------   --------
                                                            --------   --------
Net loss per share:  Basic and Diluted . . . . . . . . .     $(0.33)    $(0.24)
                                                            --------   --------
                                                            --------   --------
    Weighted average shares outstanding. . . . . . . . .     16,880     16,181
                                                            --------   --------
                                                            --------   --------


   The accompanying notes are an integral part of these consolidated financial statements

                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                        CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                               Three Months Ended
                                                                     March 31,
                                                                1998          1997
                                                              --------      --------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(5,626)      $(3,857)

Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization . . . . . . . . . . . . . .      262           105
   Provision for doubtful accounts . . . . . . . . . . . . .      224           452
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable . . . . . . .    (288)          476
     Increase in inventories. . . . . . . . . . . . . . . . .    (303)         (629)
     Decrease in prepaids and other current assets. . . . . .     293           260
     Increase(decrease) in accounts payable . . . . . . . . .      69          (670)
     Increase in customer deposits. . . . . . . . . . . . . .      35             -
     Increase (decrease) in accrued liabilities . . . . . . .      (9)          491
                                                              --------      --------
       Net cash used in operating activities. . . . . . . . .  (5,343)       (3,372)
                                                              --------      --------
Cash flows from investing activities:
   Purchase of marketable securities. . . . . . . . . . . . .       -       (11,054)
   Sale of marketable securites . . . . . . . . . . . . . . .   1,970        12,044
   Acquisition of property and equipment. . . . . . . . . . .     (59)         (657)
   Increase (decrease) in other assets. . . . . . . . . . . .     (87)          129
                                                              --------      --------
       Net cash provided by investing activities  . . . . . .   1,824           462
                                                              --------      --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock
     and warrants . . . . . . . . . . . . . . . . . . . . . .     129          110
   Payments on long-term debt . . . . . . . . . . . . . . . .      (2)         (36)
                                                              --------      --------
       Net cash provided by financing activities. . . . . . .     127           74
                                                              --------      --------
         Net decrease in cash and cash equivalents. . . . . .  (3,392)      (2,836)

Cash and cash equivalents at beginning of period. . . . . . .  16,997       24,106
Cash and cash equivalents at end of period. . . . . . . . . . $13,605      $21,270
                                                              --------     ---------
                                                              --------     ---------
Supplemental schedule of noncash investing and
  financing activities:
  Unrealized gain on marketable securities. . . . . . . . . .     $24         $222
                                                              --------      --------
                                                              --------      --------

  The accompanying notes are an integral part of these consolidated financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies:

INTERIM FINANCIAL INFORMATION (UNAUDITED):

    The interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, that are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

NET LOSS PER SHARE:

    Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. All periods presented herein have been restated to reflect the adoption of SFAS 128. For the quarters ended March 31, 1998 and 1997 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

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

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                               MARCH  31,
                                                           1998       1997
                                                        ---------   ----------
     Numerator - Basic and Diluted EPS
        Loss available to common stockholders. . . . . . $(5,626)    $(3,857)
     Denominator - Basic and Diluted EPS
      Weighted average shares outstanding. . . . . . . .  16,880      16,181
                                                        ---------   ----------
      Basic and diluted earnings per share . . . . . . .  $(0.33)     $(0.24)
                                                        ---------   ----------
                                                        ---------   ----------

     Options to purchase 3,065,000 and 3,068,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies -- (CONTINUED):

COMPREHENSIVE INCOME:

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income.

RECENT PRONOUNCEMENTS:

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for the Company's fiscal year ended December 31, 1998 with interim reporting disclosures required the first quarter of 1999.

2.  Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                 March 31,    December 31,
                                                  1998           1997
                                                -----------   ------------
                                                (UNAUDITED)
           Raw materials. . . . . . . . . . .      $1,396       $1,446
           Work in process. . . . . . . . . .         120          -
           Finished goods . . . . . . . . . .       2,653        2,420
                                                -----------   ------------
                                                   $4,169       $3,866
                                                -----------   ------------
                                                -----------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS DESCRIPTIONS OF THE COMPANY'S EXPECTATIONS REGARDING FUTURE TRENDS AFFECTING ITS BUSINESS. THESE FORWARD-LOOKING STATEMENTS AND OTHER FORWARD-LOOKING STATEMENTS MADE ELSEWHERE IN THIS DOCUMENT ARE MADE IN RELIANCE UPON THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PLEASE READ THE SECTION BELOW TITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" TO REVIEW CONDITIONS WHICH THE COMPANY BELIEVES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH A FOOTNOTE (1) SYMBOL. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THE INFORMATION CONTAINED HEREIN.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC).

OVERVIEW

     The Company was founded in 1989 as an outgrowth of certain research and development efforts initially undertaken by the Company's founders in the early 1980s related to the use of laser technology to treat cardiovascular disease. From 1989 through September 1995, the Company engaged in research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1995, the Company determined that there was a significant opportunity in the Transmyocardial Revascularization ("TMR") market, and that the Company was well-positioned to enter this market because of the Company's expertise with laser-based surgical techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, the Company changed its strategic direction to enter the TMR market.

     Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to annual operating losses since inception. Since 1996, the Company has focused on TMR and Percutaneous Transmyocardial Revascularization ("PTMR") activities, particularly research and development activities and clinical trials. At March 31, 1998, the Company had an accumulated deficit of $34,044,000. There are currently eight clinical trials in progress in either TMR or PTMR. The Company has submitted an application to the U.S. Food and Drug Administration ("FDA") for marketing clearance ("PMA" or Pre-Market Approval) of its TMR products in the United States. The Company received notification from the FDA, dated March 16, 1998, that its PMA application has been accepted for filing, which will lead to a circulatory devices panel review. There is no way to predict when the panel review will be held nor is there any assurance that the panel will recommend approval of the Company's products. The Company has received the European Conforming Mark ("CE Mark") allowing the commercial sale of its TMR laser system to the European Community.

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


--------------------------
1 Forward-Looking Statement

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET REVENUES

     Net revenues of $1,574,000 for the three months ended March 31, 1998 increased $366,000, or 30% as compared to net revenues of $1,208,000 for the three months ended March 31, 1997. This increase resulted primarily from higher international sales.

     The Company's revenues have continued to be affected by a Health Care Financing Administration ("HCFA") policy effective May 19, 1997 which restricts Medicare reimbursement for TMR equipment and procedures. The Company's products had received third party reimbursement under the preceding HCFA policy. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment.

     Future revenues could continue to be affected by restrictions on third party reimbursement and the timing and manner of sale of TMR and PTMR laser systems. The Company intends to continue selling the systems to the hospital outright (list price is $295,000) or placing the system with the hospital for a placement fee (currently $25,000) plus an additional fee for each procedure
performed.   The Company has also made contingency placements which are not taken as revenue because the sale is dependent upon FDA approval or HCFA reimbursement. As a result of the HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates that these sales will continue to be more difficult to obtain in the future than prior to the effective date of the policy.

GROSS PROFIT

     Gross profit increased in absolute dollars to $740,000 or 47% of net revenues for the three months ended March 31, 1998 as compared to $578,000 or 48% of net revenues for the three months ended March 31, 1997.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures of $3,127,000 increased $400,000 or 15% for the three months ended March 31, 1998 as compared to $2,727,000 for the three months ended March 31, 1997. The increase in these expenses reflected the higher costs of supporting clinical trials and an increase in research and development activities.

     The Company's products are currently in clinical trials and therefore subject to limitations by the FDA. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success. As a result of the HCFA policy restricting Medicare reimbursement for TMR and PTMR equipment and procedures, the Company reimbursed clinical sites for expenses incurred in conjunction with performing clinical trials. The Company anticipates a continued increase in expenditures relating to hospital support of the Company's clinical trials as the number of clinical trials increases. Accordingly, the Company believes that research and development expenses may continue to increase over the short term and possibly thereafter. There can be no assurance that the Company's future revenues, if any, will be sufficient to offset the research and development expenses required in connection with ongoing efforts including current and future clinical trials.



--------------------------
1 Forward-Looking Statement

SALES AND MARKETING

     Sales and Marketing expenditures of $2,757,000 increased $1,346,000 or 95% for the three months ended March 31, 1998 when compared to $1,411,000 for the three months ended March 31, 1997. The increase reflected the Company's application of additional resources to both TMR and PTMR markets, including the expansion of the international sales staff and related travel expenses. Additionally, the Company incurred the depreciation expense associated with lasers placed as demonstration units. The Company expects that sales and marketing expenses will continue to increase as the Company continues to focus resources on the development of the TMR and PTMR market.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses of $887,000 increased by $92,000 or 12% for the three months ended March 31, 1998 as compared to $795,000 for the three months ended March 31, 1997. The increase in 1998 as compared to 1997 resulted primarily from increased staffing.

INTEREST INCOME AND EXPENSE, NET

     Interest income of $439,000 decreased $65,000 or 13% for the three months ended March 31, 1998 as compared to $504,000 for the three months ended March 31, 1997. This decrease was due to lower cash balances in 1998.

     Interest expense of $34,000 increased $28,000 as a result of a note payable related to the Company's subsidiary, MicroHeart.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At March 31, 1998, the Company had aggregate cash and marketable securities of $29,806,000 as compared to $35,194,000 at December 31, 1997. The Company used $5,343,000 and $3,372,000 for operating activities for the three months ended March 31, 1998 and March 31, 1997, respectively. At March 31, 1998, the Company had an accumulated deficit of $34,044,000.

     The Company anticipates that its current cash and marketable securities, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through the next 12 months. There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures as indicated above. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for the Company's fiscal year ended December 31, 1998 with interim reporting disclosures required the first quarter of 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THE COMPANY HAS IDENTIFIED CERTAIN FORWARD-LOOKING STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WITH A FOOTNOTE (1) SYMBOL. THE COMPANY MAY ALSO MAKE ORAL FORWARD LOOKING STATEMENTS FROM TIME TO TIME. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-Q.

     THE COMPANY OPERATES IN A DYNAMIC AND RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES NUMEROUS RISKS AND UNCERTAINTIES. THE FOLLOWING SECTION LISTS SOME, BUT NOT ALL, OF THOSE RISKS AND UNCERTAINTIES WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I --ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE AUDITED FINANCIAL STATEMENTS THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997, CONTAINED IN THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS ON FORM 10-K.

EARLY STAGE OF CLINICAL TRIALS

     The Company must obtain marketing clearance ("PMA") from the FDA before the Company will be able to offer its products for TMR or PTMR on a commercial basis
in the U.S.   A necessary prerequisite for submitting a PMA application is completion of clinical testing to demonstrate the safety and effectiveness of the Company's TMR products.

      On July 2, 1997, the Company initially submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. On March 15, 1998, the Company amended this application and thereafter, the FDA accepted the amended application for filing. The FDA review process can be lengthy and its results are uncertain. There can be no assurance as to whether or when the FDA will approve this application, which would have a material adverse impact on the Company's business, financial condition and operating results.

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

     On July 2, 1997, the Company submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. On March 15, 1998 the Company amended this application and thereafter, the FDA accepted the amended application for filing. There can be no assurance that the FDA will approve this application in the foreseeable future, if at all. Failure to obtain FDA approval on a timely basis or for the indications sought by the Company would materially and adversely affect the Company's business, financial condition and operating results.

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

EXPECTATION OF INTENSE MARKET COMPETITION

     The Company expects that the markets for TMR and PTMR, which are currently in the early stages of development, will be intensely competitive. Competitors are likely to include at least four companies: PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis"), U.S. Surgical Corporation ("U.S. Surgical"), and Johnson & Johnson ("J & J") all four of which are currently selling TMR and/or PTMR products for investigational use in the U.S. and abroad. Other competitors may include additional companies that elect to enter the market, including large companies in the laser, cardiac devices and cardiac surgery markets. The Company believes that a number of significant companies including Boston Scientific Corp., Baxter International, Inc., and C.R. Bard, Inc. have distribution rights to current or future products in TMR or PTMR. Many of these companies have significantly greater financial, development, marketing and other resources than the Company. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected.

     TMR and PTMR also compete with other more conventional or established methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR and PTMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and in the future intends to pursue the safety and effectiveness of TMR or PTMR when used in conjunction with other treatments, there can be no assurance that the Company's products will be accepted in these markets, nor can there be any assurance that physicians will use the Company's procedures to replace or supplement established treatments, or that the Company's procedures will be competitive with current or future technologies. In such event, the Company's busines, financial condition and operating results could be materially and adversely affected.

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

HISTORY OF OPERATING LOSSES

     From inception to March 31, 1998, the Company incurred cumulative net losses of approximately $34 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand as well as continued clinical research support required due to the absence of HCFA reimbursement in all categories. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

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

     The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company is in the process of implementing new information systems and accordingly does not anticipate any Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and result of operations.

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


--------------------------
1 Forward-Looking Statement

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a HCFA policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/ investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's procedures had received third party reimbursement in many cases under HCFA's policy. As of May 19, 1997, although the Company's Category B status was retained, under a HCFA ruling, there will not be coverage for any manufacturer's TMR procedures at this time. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR and PTMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

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

POTENTIAL NEED FOR ADDITIONAL CAPITAL

     Although the Company anticipates that its current cash balances, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements for the next twelve months, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend upon the progress of expansion of the Company's clinical trials and any need for additional trials or other testing of the Company's products, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

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

TRADING MARKET FOR COMMON STOCK; VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, healthcare reform measures, adoption of new accounting standards affecting the Company, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of early stage companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

CONCENTRATION OF SHARE OWNERSHIP

     The present directors and executive officers of the Company and their affiliates beneficially own approximately 36% of the outstanding Common Stock. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has an investment portfolio of fixed income securities that are classified as "available for sale securities". These securities are subject to interest rate risk and will fall in value if market interest rates increase.
The Company attempts to limit this exposure by investing in short-term securities.

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                             PART II OTHER INFORMATION



 ITEM 1.    LEGAL PROCEEDINGS

      The Company is not involved in any material litigation outside of the ordinary course of business.


 ITEM 2(d)   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with its initial public offering in 1996 the Company filed a Registration Statement on Form S-1, SEC File No. 333-03770 (the "Registration Statement"), which was declared effective by the Commission on May 31, 1996. The Company registered 4,600,000 shares of its Common Stock, no par value per share. The offering commenced on May 31, 1996 and 4,000,000 shares were sold. The aggregate offering price of the registered shares was $64,000,000. The managing underwriters of the offering were PaineWebber Incorporated, Deutsche Morgan Grenfell, and Jefferies & Company, Inc. The Company incurred the following expenses expenses in connection with the offering:

          Underwriting discounts and commissions:      $  4,480,000
          Other expenses:                              $  1,565,000
                                                       ------------
          Total expenses:                              $  6,045,000
                                                       ------------
                                                       ------------

     All of such expenses were or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were approximately $57,955,000. From May 31, 1996 to March 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

          Purchase and installment of machinery and equipment:        $ 2,405,000
          Acquisition of other businesses:                            $        --
          Working capital:                                            $23,967,000
          Investment in short-term, interest- bearing obligations:    $16,201,000
          Repayment of indebtedness:                                  $ 1,777,000
                                                                      -----------
          Total                                                       $44,350,000
                                                                      -----------
                                                                      -----------

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibit 27

      b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the three month period ended March 31, 1998.

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


                              ECLIPSE SURGICAL TECHNOLOGIES, INC.
                              Registrant


Date:  May 14, 1998           /s/ Douglas Murphy-Chutorian, M.D.
                              --------------------------------------------
                              Douglas Murphy-Chutorian, M.D.
                              Chief Executive Officer




Date:  May 14, 1998           /s/ Kenneth E. Bennert
                              --------------------------------------------
                              Kenneth E. Bennert
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)