Form 10-Q
period 1998-06-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1998-08-13
CIK 863680

------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X__    No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the latest practicable date.

                                 17,293,158 shares
                                As of  July 31, 1998

------------------------------------------------------------------------------

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                 TABLE OF CONTENTS



                                       PART 1
                               FINANCIAL INFORMATION


                                                                              Page
                                                                              ----
Item 1.     Financial Statements:

            a.  Consolidated Balance Sheets
                as of June 30, 1998 and December 31, 1997 . . . . . . . . .     3

            b.  Consolidated Statements of Operations
                for the three and six months ended June 30, 1998 and 1997 .     4

            c.  Consolidated Statements of Cash Flows
                for the six months ended June 30, 1998 and 1997 . . . . . .     5

            d.  Notes to Financial Statements . . . . . . . . . . . . . . .     6


Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . .     8


Item 3.     Quantitative and Qualitative Disclosures About Market Risk  . .    18



                                      PART II
                                 OTHER INFORMATION


Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    19


Item 2(d).  Changes in Securities and Use of Proceeds . . . . . . . . . . .    19


Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .    19


Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .    20


            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                                                            JUNE 30, 1998      DECEMBER 31,
                                                                             (UNAUDITED)          1997
                                                                            --------------    -------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .        $  5,527     $  16,997
    Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . .           7,869        18,197
    Accounts receivable, net of allowance for doubtful accounts of $945 at
      June 30, 1998 and $757 at December 31, 1997, respectively. . . . . .           3,464         2,054
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,399         3,866
    Prepaids and other current assets. . . . . . . . . . . . . . . . . . .             449           556
                                                                                  --------     ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .          21,708        41,670
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .           1,130         1,420
Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . .          10,702             -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             471           384
                                                                                  --------     ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 34,011     $  43,474
                                                                                  --------     ---------
                                                                                  --------     ---------

                                       LIABILITIES

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,623      $  3,190
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           1,133           965
   Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .             226            71
   Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,000         1,000
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .               8            10
                                                                                  --------      --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .           5,990         5,236
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .               8            10
                                                                                  --------      --------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           5,998         5,246
                                                                                  --------      --------

                                    SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized: 50,000 shares;
   Issued and outstanding: 17,288 shares at June 30, 1998 and 16,858
     shares at December 31, 1997 . . . . . . . . . . . . . . . . . . . . .          67,824        66,596
Unrealized gain (loss) on marketable securities. . . . . . . . . . . . . .             (26)           50
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (39,785)      (28,418)
                                                                                 ---------      --------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .          28,013        38,228
                                                                                 ---------      --------
      Total liabilities and shareholders' equity . . . . . . . . . . . . .       $  34,011      $ 43,474
                                                                                 ---------      --------
                                                                                 ---------      --------

    The accompanying notes are an integral part of these consolidated financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                            1998        1997        1998       1997
                                                         ---------   ---------   ---------   --------
Net revenues . . . . . . . . . . . . . . . . . . . .     $  3,070    $  1,254     $  4,645   $  2,462
Cost of revenues . . . . . . . . . . . . . . . . . .        1,445         634        2,280      1,264
                                                         --------    --------     --------   --------
   Gross profit. . . . . . . . . . . . . . . . . . .        1,625         620        2,365      1,198
                                                         --------    --------     --------   --------
Operating expenses:
   Research and development. . . . . . . . . . . . .        4,186       2,917        7,313      5,644
   Sales and marketing . . . . . . . . . . . . . . .        2,747       1,466        5,504      2,877
   General and administrative. . . . . . . . . . . .          793       1,462        1,681      2,257
                                                         --------    --------     --------   --------
      Total operating expenses . . . . . . . . . . .        7,726       5,845       14,498     10,778
                                                         --------    --------     --------   --------
         Operating loss. . . . . . . . . . . . . . .       (6,101)     (5,225)     (12,133)    (9,580)
Interest expense . . . . . . . . . . . . . . . . . .          (21)          -          (54)        (6)
Interest and other income. . . . . . . . . . . . . .          381         583          820      1,087
                                                         --------    --------     --------   --------
         Net loss. . . . . . . . . . . . . . . . . .     $ (5,741)   $ (4,642)    $(11,367)  $ (8,499)

            Unrealized gain (loss) on marketable
            securities . . . . . . . . . . . . . . .     $    (51)   $     90     $    (26)  $    312
                                                         --------    --------     --------   --------
            Comprehensive loss . . . . . . . . . . .     $ (5,792)   $ (4,552)    $(11,393)  $ (8,187)
                                                         --------    --------     --------   --------
                                                         --------    --------     --------   --------

Net loss per share:  basic and diluted . . . . . . .     $  (0.34)   $  (0.28)    $  (0.67)   $ (0.52)
                                                         --------    --------     --------   --------
                                                         --------    --------     --------   --------
Weighted average shares outstanding:  basic and
diluted      . . . . . . . . . . . . . . . . . . . .       17,115      16,284       16,998     16,233
                                                         --------    --------     --------   --------
                                                         --------    --------     --------   --------

    The accompanying notes are an integral part of these consolidated financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                         1998            1997
                                                                                    ------------    ------------
Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (11,367)     $  (8,499)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .          673            212
      Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . .          224            776
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable. . . . . . . . . . . . . . . .       (1,634)           141
         Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . .         (533)          (835)
         (Increase) decrease in prepaids and other current assets. . . . . . . . .          107           (448)
         Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . .          433           (101)
         Increase in customer deposits . . . . . . . . . . . . . . . . . . . . . .          155              -
         Increase in accrued liabilities . . . . . . . . . . . . . . . . . . . . .          168            716
                                                                                      ---------      ---------
                Net cash used in operating activities. . . . . . . . . . . . . . .      (11,774)        (8,038)
                                                                                      ---------      ---------

Cash flows from investing activities:
      Purchase of marketable securities. . . . . . . . . . . . . . . . . . . . . .      (10,702)             -
      Sale of marketable securites . . . . . . . . . . . . . . . . . . . . . . . .       10,252          6,836
      Acquisition of property and equipment. . . . . . . . . . . . . . . . . . . .         (383)          (622)
      Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          (87)          (647)
                                                                                      ---------      ---------
                Net cash provided by (used in) investing activities. . . . . . . .         (920)         5,567
                                                                                      ---------      ---------
Cash flows from financing activities:
      Net proceeds from issuance of common stock and warrants. . . . . . . . . . .        1,228            588
      Payments on short-term borrowings. . . . . . . . . . . . . . . . . . . . . .           (2)             -
      Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .           (2)           (37)
                                                                                      ---------      ---------
                Net cash provided by financing activities. . . . . . . . . . . . .        1,224            551
                                                                                      ---------      ---------
                  Net decrease in cash and cash equivalents. . . . . . . . . . . .      (11,470)        (1,920)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .       16,997         24,106
                                                                                      ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .     $  5,527      $  22,186
                                                                                      ---------      ---------
                                                                                      ---------      ---------
Supplemental schedule of noncash investing and financing activities:
      Unrealized gain (loss) on marketable securities. . . . . . . . . . . . . . .     $    (26)     $     312
                                                                                      ---------      ---------
                                                                                      ---------      ---------

    The accompanying notes are an integral part of these consolidated financial statements

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies:

INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

NET LOSS PER SHARE:

     Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. All periods presented herein have been restated to reflect the adoption of SFAS 128. For the three and six months ended June 30, 1998 and 1997 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

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

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE  30,                 JUNE  30,
                                              ---------------------   ----------------------
                                                 1998        1997         1998        1997
                                              ----------  ---------   -----------  ---------
Numerator - Basic and Diluted EPS
   Loss available to common stockholders . .  $  (5,741)  $  (4,642)  $  (11,367)  $  (8,499)
Denominator - Basic and Diluted EPS
   Weighted average shares outstanding . . .     17,115      16,284       16,998      16,233
                                              ---------   ---------   ----------   ---------
Basic and diluted net loss per share . . . .  $   (0.34)  $   (0.28)  $    (0.67)  $   (0.52)
                                              ---------   ---------   ----------   ---------
                                              ---------   ---------   ----------   ---------

                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies -- (CONTINUED):

COMPREHENSIVE INCOME:

     Comprehensive income is presented in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and comprises net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income.

RECENT PRONOUNCEMENTS:

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. The Company is evaluating the impact of SFAS 131 which is effective for the Company's fiscal year ended December 31, 1998 with interim reporting disclosures required the first quarter of 1999.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities" ("SFAS 133") which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not use derivative instruments and is not involved in hedging activities and has no plans to do so given the Company's current business operations.

2.  Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  JUNE 30,   DECEMBER 31,
                                                    1998        1997
                                                 ----------  ------------
                                                 (UNAUDITED)
    Raw materials. . . . . . . . . . . . . . . .   $  1,716    $  1,446
    Work in process. . . . . . . . . . . . . . .        338          -
    Finished goods . . . . . . . . . . . . . . .      2,345       2,420
                                                   --------    --------
                                                   $  4,399    $  3,866
                                                   --------    --------
                                                   --------    --------

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

OVERVIEW

     The Company was founded in 1989 to use laser technology to treat cardiovascular disease. From 1989 through September 1995, the Company engaged in research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1995, the Company determined that there was a significant opportunity in the Transmyocardial Revascularization ("TMR") market, and that the Company was well-positioned to enter this market because of the Company's expertise with laser-based surgical techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, the Company changed its strategic direction to enter the TMR market.

     Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to operating losses since inception. Since 1996, the Company has focused on TMR and Percutaneous Transmyocardial Revascularization ("PTMR") activities, particularly research and development activities and clinical trials. At June 30,1998, the Company had an accumulated deficit of $39,785,000. Three clinical trials have been concluded and a number of clinical trials are in progress in either TMR or PTMR. The Company has submitted an application to the U.S. Food and Drug Administration ("FDA") for marketing clearance ("PMA" or Pre-Market Approval) of its TMR products in the United States. The Company received notification from the FDA, dated March 16, 1998, that its PMA application has been accepted for filing, which should lead to a Circulatory Devices Panel Review. There is no way to predict when the panel review will be held, nor is there any assurance that the panel will recommend approval of the Company's products. The Company has received the European Conforming Marks ("CE Mark") allowing the commercial sale of its TMR and PTMR products to the European Community.

     The Company expects to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure(1). The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's clinical trials, the status and timing of regulatory approvals, the timing of market acceptance, if any, of the Company's products, and the efforts required to develop the Company's sales and marketing organization.

_______________________
(1) Forward-Looking Statement

RESULTS OF OPERATIONS

NET REVENUES

     Net revenues increased 145% to $3,070,000 for the three months ended June 30, 1998 from $1,254,000 for the three months ended June 30, 1997. Net revenues increased 89% to $4,645,000 for the six months ended June 30, 1998 from $2,462,000 for the six months ended June 30, 1997. These increases resulted primarily from sales of laser and delivery systems.

     The Company's net revenues have continued to be adversely affected by a Health Care Financing Administration ("HCFA") policy effective May 19, 1997 which restricts Medicare reimbursement for TMR equipment and procedures. The Company's products had received third party reimbursement under the preceding HCFA policy. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment.

     Future revenues could continue to be adversely affected by restrictions on third party reimbursement and the timing and manner of sale of TMR and PTMR laser systems. The Company intends to continue selling the systems to the hospital outright (list price is $295,000) or placing the system with the hospital for a placement fee (currently $25,000) plus an additional fee for
each procedure performed.   The Company has also made contingency placements
which the Company has not yet been able to include as revenue because the sale is contingent upon FDA approval or HCFA reimbursement. As a result of the HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates that these sales will continue to be more difficult to make in the future than prior to the effective date of the policy.

GROSS PROFIT

     Gross profit increased to $1,625,000 or 53% of net revenues and $2,365,000 or 51% of net revenues for the three and six months ended June 30, 1998, respectively, as compared to $620,000 or 49% of net revenues and $1,198,000 or 49% of net revenues in the corresponding periods in 1997.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures increased to $4,186,000 or 136% of net revenues and $7,313,000 or 157% of net revenues in the three and six months ended June 30, 1998, respectively, as compared to $2,917,000 or 233% of net revenues and $5,644,000 or 229% of net revenues in the corresponding periods in 1997. The increase in these expenses reflected the higher costs of supporting clinical trials and an increase in research and development activities.

     The Company's products are currently in clinical trials and therefore subject to limitations by the FDA. The Company believes that continued investment in the development of new and improved products and procedures and continued investment in the Company's clinical trials is critical to its future success(1). As a result of the HCFA policy restricting Medicare reimbursement for TMR and PTMR equipment and procedures, the Company reimbursed clinical sites for expenses incurred in conjunction with performing clinical trials. The Company anticipates a continued increase in expenditures related to hospital support of the Company's clinical trials as the number of its clinical trials increases(1). Accordingly, the Company believes that research and development expenses will continue to increase as long as HCFA policy restricts reimbursement for the Company's equipment and procedures(1). There can be no assurance that the Company's future revenues, if any, will be sufficient to offset the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

_______________________
(1) Forward-Looking Statement

SALES AND MARKETING

     Sales and marketing expenses increased to $2,747,000 or 89% of revenues and $5,504,000 or 118% of net revenues for the three and six months ended June 30, 1998, respectively, compared to $1,466,000 or 117% of net revenues and $2,877,000 or 117% of net revenues for the three and six months ended June 30, 1997, respectively. The increases reflected the Company's application of additional resources to both TMR and PTMR markets, including the expansion of the international sales staff and related travel expenses. Additionally, the Company incurred depreciation expense associated with lasers placed as demonstration units. The Company expects that sales and marketing expenses will continue to increase as the Company continues to focus resources on the development of the TMR and PTMR market(1).

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to $793,000 or 26% of net revenues and $1,681,000 or 36% of net revenues for the three and six months ended June 30, 1998, respectively, as compared to $1,462,000 or 117% of net revenues and $2,257,000 or 92% of net revenues for the corresponding periods in 1997, respectively. The decreases were due to reduced outside expenses related to legal, investor and public relations services.

INTEREST INCOME AND EXPENSE, NET

     Interest income decreased 35% to $381,000 and 25% to $820,000 for the three and six months ended June 30, 1998, respectively, as compared to $583,000 and $1,087,000 for the corresponding periods of 1997. These decreases were due to lower cash balances in 1998. Interest expense of $21,000 and $54,000 for the three and six months ended June 30, 1998, respectively, increased as a result of a note payable related to the Company's subsidiary, MicroHeart.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At June 30, 1998, the Company had aggregate cash and marketable securities of $24,098,000 as compared to $35,194,000 at December 31, 1997. The Company used $11,774,000 and $8,038,000 for operating activities for the six months ended June 30, 1998 and June 30, 1997, respectively. At June 30, 1998, the Company had an accumulated deficit of $39,785,000.

     The Company anticipates that its current cash and marketable securities, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through the next 12 months(1). There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional clinical trials or other testing of the Company's products, and the timing of other required expenditures as indicated above. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131

------------------------
(1) Forward-Looking Statement
is effective for the Company's fiscal year ended December 31, 1998 with interim reporting disclosures required the first quarter of 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THE COMPANY HAS IDENTIFIED CERTAIN FORWARD-LOOKING STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WITH A FOOTNOTE (1) SYMBOL. THE COMPANY MAY ALSO MAKE ORAL FORWARD-LOOKING STATEMENTS FROM TIME TO TIME. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD- LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-Q.

     THE COMPANY OPERATES IN A DYNAMIC AND RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES NUMEROUS RISKS AND UNCERTAINTIES. THE FOLLOWING SECTION LISTS SOME, BUT NOT ALL, OF THOSE RISKS AND UNCERTAINTIES WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I --ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE UNAUDITED FINANCIAL STATEMENTS THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997, CONTAINED IN THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS ON FORM 10-K.

NO ASSURANCE OF FDA OR OTHER REQUIRED GOVERNMENTAL APPROVALS

     The Company's TMR and PTMR products are regulated in the U.S. as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FD&C Act") and, as such, require FDA approval of a PMA application prior to commercial sale in the U.S. The FDA approves PMA applications for specific indications only and FDA regulation prohibits commercial marketing in the U.S. of devices for indications that have not been approved by the FDA. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities is lengthy, expensive and inherently uncertain, generally takes several years or longer to complete, if approval is obtained at all, and requires the submission of extensive clinical data and supporting information to the FDA.

     A necessary prerequisite for submitting a PMA application is completion of clinical testing to demonstrate the safety and effectiveness of the Company's TMR and PTMR products. On July 1, 1997, the Company initially submitted a PMA application to the FDA for use of the Eclipse laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease using the TMR procedure. Thereafter, the Company amended this application and on March 16, 1998 the FDA accepted the amended application for filing. The Company is awaiting notification of an appearance date before the FDA review panel, which is the next step in the process to obtain a PMA. On May 16, 1996 the Company received an Investigational Device Exemption ("IDE") from the FDA to begin another clinical trial studying TMR in conjunction with bypass surgery, compared to bypass surgery alone. This trial was halted due to positive safety results in March, 1998. Follow-up data from this trial is being collected.

     On May 30, 1997, the Company received an IDE from the FDA to begin its first PTMR clinical trial, comparing patients treated with PTMR to patients receiving only drug therapy. In November 1997, the FDA gave the Company authorization to begin Phase II of this trial. On October 17, 1997, the Company received an IDE from the FDA, authorizing commencement of Phase I of another PTMR clinical trial, studying PTMR in conjunction with balloon angioplasty also known as percutaneous transluminal coronary angioplasty ("PTCA") or various other interventional procedures, compared to patients receiving only PTCA or other interventions. On April 24, 1998, the FDA gave the Company authorization to begin Phase II of this trial. The FDA review process can be lengthy and its results are uncertain. There can be no assurance as to whether or when the FDA will approve any of these applications, which would have a material adverse impact on the Company's business, financial condition and operating results.

     Completion of the Company's clinical studies on a timely basis will depend, among other things, on the Company's ability to successfully establish TMR and PTMR sites and continue to identify and enroll participating patients in a timely fashion. In addition, the clinical studies will require substantial financial and management resources. There can be no assurance that the Company will have the resources necessary to complete such clinical studies. Furthermore, there can be no assurance that the Company's clinical studies will be completed within the currently anticipated time frame or otherwise in a timely manner, nor that such clinical studies will demonstrate the safety and effectiveness of the Company's products to the extent necessary to obtain FDA and other regulatory approvals and establish a commercial market for the Company's products. Moreover, results of initial clinical testing are not necessarily predictive of results to be achieved in later clinical studies, if undertaken, or commercially, if a PMA is obtained. Failure to complete the Company's clinical studies in a timely manner or to demonstrate the safety and effectiveness of the Company's TMR or PTMR products could delay or prevent regulatory approval and would materially and adversely affect the Company's business, financial condition and operating results.

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

     Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices that require a PMA but are not yet approved domestically. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, medical device manufacturers must comply with numerous other requirements of the FDA and certain foreign regulatory authorities. For example, the European Conforming Mark (the "CE Mark") is required to sell products in European Union countries. The Company received CE Markings for its TMR laser in December 1996 and for its PTMR laser in July 1998. However, product approvals can be withdrawn due to various factors, including failure to comply with regulatory standards or unforeseen problems following initial marketing.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. The Company's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. Although the Company has a number of patents and patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies, there can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. The Company intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know- how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

EXPECTATION OF INTENSE MARKET COMPETITION

     The Company expects that the markets for TMR and PTMR, which are currently in the early stages of development, will be intensely competitive. Competitors are likely to include at least four companies: PLC Systems, Inc. ("PLC"), CardioGenesis Corporation ("CardioGenesis"), U.S. Surgical Corporation ("U.S. Surgical"), and Johnson & Johnson ("J & J") all four of which are currently selling TMR and/or PTMR products for investigational use in the U.S. and abroad. Other competitors may include additional companies that elect to enter the market, including large companies in the laser, cardiac devices and cardiac surgery markets. The Company believes that a number of significant companies including Boston Scientific Corp., Baxter International, Inc., and Arterial Vascular Engineering, Inc. have distribution rights to current or future products in TMR or PTMR. Many of these companies have significantly greater financial, development, marketing and other resources than the Company. In the event a competitor is able to obtain a PMA for its products prior to the Company, the Company's ability to compete successfully could be materially and adversely affected.

     TMR and PTMR also compete with other more conventional or established methods for the treatment of cardiovascular disease, including drug therapy, PTCA and coronary artery bypass graft ("CABG"). Although the Company is seeking to demonstrate the safety and effectiveness of the Company's TMR and PTMR procedures in patients for whom other cardiovascular treatments are not likely to provide relief, and in the future intends to pursue the safety and effectiveness of TMR or PTMR when used in conjunction with other treatments, there can be no assurance that the Company's products will be accepted in these markets, nor can there be any assurance that physicians will use the Company's procedures to replace or supplement established treatments, or that the Company's procedures will be competitive with current or future technologies. In such event, the Company's business, financial condition and operating results could be materially and adversely affected.

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

HISTORY OF OPERATING LOSSES

     From inception to June 30, 1998, the Company incurred cumulative net losses of approximately $40 million. The Company's revenues and operating income will continue to be constrained until such time, if ever, as FDA and other regulatory approval is obtained for the Company's products, and for an indefinite period of time after any such approval is obtained. Furthermore, the Company expects its expenses in all categories to increase as its clinical trial and other business activities expand as well as continued clinical research support required due to the absence of HCFA reimbursement in all categories. Hence, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

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

POTENTIAL DIFFICULTIES IN MANAGING A BUSINESS UNDERGOING RAPID CHANGE

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

     The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company is in the process of implementing new information systems and accordingly does not anticipate any Year 2000 issues from its own information systems, databases or programs.(1) However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and result of operations.

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

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in- patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a HCFA policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as "non-experimental/ investigational" ("Category B") devices and that are furnished in accordance with FDA- approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, the Company received Category B designation for its TMR procedure from the HCFA. Accordingly, the Company's TMR procedures had received third party reimbursement in many cases under HCFA's policy. In May 1997, HCFA determined that there will not be coverage for any manufacturer's TMR procedures at that time and HCFA is currently reviewing whether it will reinstate such coverage. There can be no assurance that this coverage will be given in the future or that Medicare will adequately reimburse the costs of the Company's TMR and PTMR procedures when and if a PMA is granted. While the Company is unable to determine the ultimate effect of this policy change on the business and operating results, the Company anticipates that research and development expenses will increase significantly due to increased expenses in support of clinical trials, and revenues from sale of investigational products are likely to decrease, at least over the short term and possibly thereafter.

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

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

     The Company has made limited sales of its TMR and PTMR products to date, primarily for investigational use only. Accordingly, the Company has maintained a limited sales and marketing organization in the U.S. and abroad. The Company plans to market its TMR and PTMR products, if approved, through a direct sales force and through relationships with distributors or agents. Establishment of a sales force capable of effectively commercializing the Company's TMR and PTMR products will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that the Company's distributors will devote sufficient resources to development of the markets for the Company's products or that they will be successful in such commercialization efforts.

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

RISK OF PRODUCT LIABILITY

     The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death, and there can be no assurance that material product liability claims will not be assessed against the Company in the future. The Company maintains insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. However, there can be no assurance that such coverage will continue to be available in the amount desired or on terms acceptable to the Company, or that such coverage will be adequate for liabilities actually incurred. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. Any uninsured or underinsured claim brought against the Company or any claim or product recall that results in significant cost to or adverse publicity against the Company could materially and adversely affect the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

     The Company's success will depend in part on its ability to manufacture its products in a timely, cost-effective manner and in compliance with GMP, ISO 9001 and other regulatory requirements. The manufacture of the Company's products is a labor-intensive, complex operation involving a number of separate processes and components. The Company's manufacturing activities to date have consisted primarily of manufacturing limited quantities of systems for use in clinical trials. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives regulatory approval for its TMR and PTMR products. Furthermore, as a condition to receipt of PMA approval, the Company's facilities, procedures and practices have been subject to pre-approval and will be subject to ongoing GMP inspections by FDA.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future business and operating results depend in significant part, in aggregate or for each, upon the continued contributions of its key technical and senior management personnel, including Douglas Murphy-Chutorian, M.D., the Company's Chief Executive Officer, and Richard L. Mueller, Jr., the Company's President and Chief Operating Officer. The Company maintains key person life insurance policies on both of these individuals in the amount of $2 million. The Company's future business and operating results also depend in significant part upon its ability to attract and retain qualified additional management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially and adversely affect the Company's business, financial condition and results of operations.

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

          Underwriting discounts and commissions:      $  4,480,000
          Other expenses:                              $  1,565,000
                                                       ------------
          Total expenses:                              $  6,045,000
                                                       ------------
                                                       ------------
      All of such expenses were payments to others.

      The net offering proceeds to the Company after deducting the total expenses above were approximately $57,955,000. From May 31, 1996 to June 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


          Purchase and installment of machinery and equipment:      $ 2,670,000
          Working capital:                                          $29,410,000
          Investment in short-term, interest- bearing obligations:  $10,702,000
          Repayment of indebtedness:                                $ 1,777,000
                                                                    -----------
          Total                                                     $44,559,000
                                                                    -----------


          Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Shareholders on April 29, 1998, the following proposals were approved:

          1.  Election of Directors:

                                                 For         Against
                                                -----        -------
                Douglas Murphy-Chutorian      12,431,566     19,152
                Richard L. Mueller            12,431,566     19,152
                Robert L. Mortensen           12,431,566     19,152
                Iain M. Watson                12,431,566     19,152
                Alan L. Kaganov               12,431,566     19,152

          2. Ratify appointment of PricewaterhouseCoopers LLP as independent accountants of the fiscal year ending December 31, 1998:


                    For            Against        Abstain
                   -----           -------        -------
                 12,431,700         9,768          9,250

              ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   Part II Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibit 27

         b)  Reports on Form 8-K
             ----------------------------
             No reports on Form 8-K were filed by the Company during the three month period ended June 30, 1998.

              ECLIPSE SURGICAL TECHNOLOGIES, INC.

                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECLIPSE SURGICAL TECHNOLOGIES, INC.
                              Registrant



Date:  July 31, 1998          /s/  Douglas Murphy-Chutorian, M.D.
                              --------------------------------------
                              Douglas Murphy-Chutorian, M.D.
                              Chief Executive Officer




Date:  July 31, 1998          /s/  Kenneth E. Bennert
                              --------------------------------------
                              Kenneth E. Bennert
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)