Form 10-Q
period 1998-09-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1998-11-12
CIK 863680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                         Commission file number 0-28288

                          ----------------------------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          ----------------------------

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


                                17,435,963 shares
                             As of October 31, 1998

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                     PART 1
                              FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
Item 1.      Financial Statements:

             a. Consolidated Balance Sheets
                 as of  September 30, 1998 and December 31, 1997...........................    1

             b. Consolidated Statements of Operations
                 for the three and nine months ended September 30, 1998 and 1997...........    2

             c. Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 1998 and 1997.....................    3

             d. Notes to Financial Statements..............................................    4

Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................................    6

Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................   17

                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................   18

Item 2(d).   Changes in Securities and Use of Proceeds.....................................   18

Item 5.      Other Information.............................................................   18

Item 6.      Exhibits and Reports on Form 8-K..............................................   18

             Signatures....................................................................   19

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                           SEPTEMBER 30, 1998     DECEMBER 31,
                                                                               (UNAUDITED)            1997
                                                                                --------            --------
Current assets:
    Cash and cash equivalents ............................................      $  2,134            $ 16,997
    Marketable securities ................................................           252              18,197
    Accounts receivable, net of allowance for doubtful accounts of $1,062
      at September 30, 1998 and $757 at December 31, 1997, respectively ..         3,271               2,054
   Inventories ...........................................................         5,350               3,866
   Prepaids and other current assets .....................................           640                 556
                                                                                --------            --------
      Total current assets ...............................................        11,647              41,670
Property and equipment, net ..............................................         1,269               1,420
Marketable securities ....................................................        14,534                  --
Other assets .............................................................         1,342                 384
                                                                                --------            --------
      Total assets .......................................................      $ 28,792            $ 43,474
                                                                                --------            --------
                                                                                --------            --------

                                   LIABILITIES

 Current liabilities:
   Accounts payable ......................................................      $  3,640            $  3,190
   Accrued liabilities ...................................................         1,236                 965
   Customer deposits .....................................................           217                  71
   Note payable ..........................................................         1,000               1,000
   Current portion of long-term debt .....................................             8                  10
                                                                                --------            --------
       Total current liabilities .........................................         6,101               5,236
 Long-term debt, less current portion ....................................             5                  10
                                                                                --------            --------
       Total liabilities .................................................         6,106               5,246
                                                                                --------            --------

                              SHAREHOLDERS' EQUITY

 Common stock, no par value:
    Authorized: 50,000 shares;
     Issued and outstanding: 17,396 shares at September 30, 1998 and
       16,858 shares at December 31, 1997 ................................        67,943              66,596
Unrealized gain (loss) on marketable securities ..........................            43                  50
Accumulated deficit ......................................................       (45,300)            (28,418)
                                                                                --------            --------
       Total shareholders' equity ........................................        22,686              38,228
                                                                                --------            --------
       Total liabilities and shareholders' equity ........................      $ 28,792            $ 43,474
                                                                                --------            --------
                                                                                --------            --------

            The accompanying notes are an integral part of these
                     consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                           1998        1997       1998         1997
                                                         -------     -------    --------    --------
Net revenues ........................................    $ 2,012     $ 1,401    $  6,656    $  3,863
Cost of revenues ....................................      1,000         721       3,280       1,985
                                                         -------     -------    --------    --------
  Gross profit ......................................      1,012         680       3,376       1,878
                                                         -------     -------    --------    --------
Operating expenses:
  Research and development ..........................      3,709       2,982      11,022       8,626
  Sales and marketing ...............................      2,348       1,864       7,852       4,741
  General and administrative ........................        762         969       2,443       3,226
                                                          -------     -------    --------    --------
    Total operating expenses ........................      6,819       5,815      21,317      16,593
                                                          -------     -------    --------    --------
      Operating loss ................................     (5,807)     (5,135)    (17,941)    (14,715)
Interest expense ....................................        (21)        (13)        (74)        (19)
Interest and other income ...........................        313         632       1,133       1,719
                                                          -------     -------    --------    --------
      Net loss ......................................    $(5,515)    $(4,516)   $(16,882)   $(13,015)

        Unrealized gain (loss) on marketable
        securities ..................................    $    69     $   (28)   $     43    $    284
                                                         -------     -------    --------    --------
                                                         -------     -------    --------    --------
        Comprehensive loss ..........................    $(5,446)    $(4,544)   $(16,839)   $(12,731)
                                                         -------     -------    --------    --------
                                                         -------     -------    --------    --------
Net loss per share:  basic and diluted ..............    $ (0.32)    $ (0.27)   $  (0.99)  $   (0.80)
                                                         -------     -------    --------    --------
                                                         -------     -------    --------    --------
Weighted average shares outstanding: basic and
diluted .............................................     17,374      16,441      17,126      16,303
                                                         -------     -------    --------    --------
                                                         -------     -------    --------    --------

            The accompanying notes are an integral part of these
                     consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                         SEPTEMBER
                                                                                     1998        1997
                                                                                   --------    --------
Cash flows from operating activities:
   Net loss ....................................................................   $(16,882)   $(13,015)

 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................        613         414
     Provision for doubtful accounts ...........................................        305       1,013
     Changes in operating assets and liabilities:
        Increase in accounts receivable ........................................     (1,522)        (84)
        Increase in inventories ................................................     (1,484)     (1,085)
        Increase in prepaids and other current assets ..........................        (84)       (279)
        Increase in other assets ...............................................       (958)         --
        Increase in accounts payable ...........................................        450         338
        Increase in customer deposits ..........................................        146          25
        Increase in accrued liabilities ........................................        271         631
                                                                                   --------    --------
           Net cash used in operating activities ...............................    (19,145)    (12,042)
                                                                                   --------    --------
 Cash flows from investing activities:
   Purchase of marketable securities ...........................................    (14,534)       --
   Sale of marketable securites ................................................     17,938       9,666
    Acquisition of property and equipment ......................................       (462)     (1,167)
                                                                                   --------    --------
           Net cash provided by investing activities ...........................      2,942       8,499
                                                                                   --------    --------
 Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants .....................      1,347         699
   Payments on short-term borrowings ...........................................         (2)       --
   Payments on long-term debt ..................................................         (5)        (39)
                                                                                   --------    --------
           Net cash provided by financing activities ...........................      1,340         660
                                                                                   --------    --------
              Net decrease in cash and cash equivalents ........................    (14,863)     (2,883)

 Cash and cash equivalents at beginning of period ..............................     16,997      24,106
                                                                                   --------    --------
 Cash and cash equivalents at end of period ....................................   $  2,134    $ 21,223
                                                                                   --------    --------
                                                                                   --------    --------
  Supplemental schedule of noncash investing and financing activities:
   Unrealized gain (loss) on marketable securities .............................   $     43    $    284
                                                                                   --------    --------
                                                                                   --------    --------

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

NET LOSS PER SHARE:

     Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. All periods presented herein have been restated to reflect the adoption of SFAS 128. For the three and nine months ended September 30, 1998 and September 30, 1997 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

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

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                  1998         1997         1998       1997
                                                -------      -------     --------    --------
Numerator - Basic and Diluted EPS
  Loss available to common stockholders.......  $(5,515)     $(4,516)    $(16,882)   $(13,015)
Denominator - Basic and Diluted EPS
  Weighted average shares outstanding.........   17,374       16,441       17,126      16,303
                                                -------      -------     --------    --------
Basic and diluted earnings per share .........  $ (0.32)     $ (0.27)    $  (0.99)   $  (0.80)
                                                -------      -------     --------    --------
                                                -------      -------     --------    --------

     Options to purchase 2,796,662 and 3,128,029 shares of common stock were outstanding at September 30, 1998 and 1997 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

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

2.   Recent Events

     On October 22, 1998, the Company announced the signing of a definitive agreement that provides for a business combination with CardioGenesis Corporation ("CardioGenesis"). Under the terms of the definitive agreement, each share of CardioGenesis common stock will be converted into the right to receive 0.8 shares of Eclipse common stock, and Eclipse will assume all outstanding CardioGenesis stock options. CardioGenesis will survive as a wholly-owned subsidiary of Eclipse. The transaction is structured to qualify as a tax-free reorganization to be accounted for as a pooling of interests. The Boards of Directors of the Company and CardioGenesis have approved the definitive agreement, but the combination is subject to approval by shareholders of each company and to certain other customary conditions to closing. The parties anticipate the transaction will close in the first calendar quarter of 1999.

3. Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                       SEPTEMBER 30,   DECEMBER 31,
                                           1998            1997
                                       -------------   ------------
                                        (UNAUDITED)
Raw materials .......................     $2,172          $1,446
Work in process .....................        411             --
Finished goods ......................      2,767           2,420
                                          ------          ------
                                          $5,350          $3,866
                                          ------          ------
                                          ------          ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS DESCRIPTIONS OF THE COMPANY'S EXPECTATIONS REGARDING FUTURE TRENDS AFFECTING ITS BUSINESS. THESE FORWARD-LOOKING STATEMENTS AND OTHER FORWARD-LOOKING STATEMENTS MADE ELSEWHERE IN THIS DOCUMENT ARE MADE IN RELIANCE UPON THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PLEASE READ THE SECTION BELOW TITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" TO REVIEW CONDITIONS WHICH THE COMPANY BELIEVES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH A FOOTNOTE (1) SYMBOL. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THE INFORMATION CONTAINED HEREIN. THE COMPANY MAY ALSO MAKE ORAL FORWARD-LOOKING STATEMENTS FROM TIME TO TIME. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-Q.

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

     Prior to 1996, the Company had focused almost exclusively on research and development activities relating to surgical laser products, substantially contributing to operating losses since inception. Since 1996, the Company has focused on TMR and Percutaneous Transmyocardial Revascularization ("PTMR") activities, particularly research and development activities and clinical trials. At September 30, 1998, the Company had an accumulated deficit of $45,300,000. Three clinical trials have been concluded and a number of clinical trials are in progress in either TMR or PTMR. The Company has submitted an application to the U.S. Food and Drug Administration ("FDA") for marketing clearance ("PMA" or Pre-Market Approval) of its TMR products in the United States. On October 27, 1998, the Circulatory System Devices Advisory Panel of the FDA recommended approval of the Company's PMA application for its TMR laser system. Along with approval, the Panel requested that the Company conduct post-market surveillance in a manner to be decided in discussions with the FDA. The Company has received the European Conforming Mark ("CE Mark") allowing the commercial sale of its TMR and PTMR products to the European Community.

     On October 22, 1998, the Company announced the signing of a definitive agreement that provides for a business combination with CardioGenesis Corporation. Under the terms of the definitive agreement, each share of CardioGenesis common stock will be converted into the right to receive 0.8 shares of Eclipse common stock, and Eclipse will assume all outstanding CardioGenesis stock options. CardioGenesis will survive as a wholly-owned subsidiary of Eclipse. As a result of the transaction, Eclipse will increase its shares outstanding by approximately 9.8 million shares, which will be issued to CardioGenesis stockholders. These shares will represent approximately 36% of Eclipse's outstanding shares after the transaction. The transaction is structured to qualify as a tax-free reorganization to be accounted for as a pooling of interests. The Boards of Directors of the Company and

-----------------------
(1) Forward-Looking Statement

CardioGenesis have approved the definitive agreement, but the combination is subject to approval by shareholders of each company and to certain other customary conditions to closing. The parties anticipate the transaction will close in the first calendar quarter of 1999(1).

     The Company expects to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure.(1) The timing and amounts of the Company's expenditures will depend upon a number of factors, including the timing of the closing of the transaction with CardioGenesis, progress of the Company's clinical trials, the status and timing of regulatory approvals, the timing of market acceptance, if any, of the Company's products, and the efforts required to develop the Company's sales and marketing organization.

RESULTS OF OPERATIONS

NET REVENUES

     Net revenues increased 44% to $2,012,000 for the three months ended September 30, 1998 from $1,401,000 for the three months ended September 30, 1997. Net revenues increased 72% to $6,656,000 for the nine months ended September 30, 1998 from $3,863,000 for the nine months ended September 30, 1997. These increases resulted primarily from growth in the number of hospital sites, protocols and clinical trials.

     The Company's net revenues continue to be adversely affected by a change in Health Care Financing Administration ("HCFA") policy effective May 19, 1997 which restricts Medicare reimbursement for TMR equipment and the Company's systems. Prior to May 19, 1997, the Company's products were eligible for third party reimbursement under HCFA policy. Third party reimbursement is a significant factor considered by hospitals in determining whether to acquire the Company's systems.

     Future revenues may be adversely affected by restrictions on third party reimbursement and the timing and manner of sale of TMR and PTMR laser systems. The Company intends to continue selling the systems to hospitals outright or placing the system with hospitals for a placement fee plus an additional fee for each procedure performed. The Company has also entered contingent arrangements where the sale of the Company's systems are contingent upon FDA approval or HCFA reimbursement. As a result of the HCFA policy restricting Medicare reimbursement for TMR equipment and procedures, the Company anticipates continued difficulties in selling its systems.

GROSS PROFIT

     Gross profit increased to $1,012,000 or 50% of net revenues and $3,376,000 or 51% of net revenues for the three and nine months ended September 30, 1998, respectively, compared to $680,000 or 49% of net revenues and $1,878,000 or 49% of net revenues for the three and nine months ended September 30, 1997, respectively. The slight improvement in gross profit percentage in 1998 versus 1997 is due to improved efficiency from higher production volumes.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures increased to $3,709,000 or 184% of net revenues and $11,022,000 or 166% of net revenues for the three and nine months ended September 30, 1998, respectively, compared to $2,982,000 or 213% of net revenues and $8,626,000 or 223% of net revenues for the three and nine months ended September 30, 1997, respectively. The absolute cost increase in these expenses reflected the higher costs of supporting additional clinical trials and an increase in research and development activities.

     The Company's products are currently in clinical trials and therefore subject to limitations by the FDA. The Company believes that continued investment in the development of new and improved products and procedures and

-----------------------
(1) Forward-Looking Statement
continued investment in the Company's clinical trials is critical to its future success.(1) As a result of the HCFA policy restricting Medicare reimbursement for TMR and PTMR equipment and procedures, the Company reimbursed clinical sites for expenses incurred in conjunction with performing clinical trials. The Company anticipates a continued increase in expenditures related to hospital support of the Company's clinical trials as the number of its clinical trials increases.(1) Accordingly, the Company believes that research and development expenses will continue to increase as long as HCFA policy restricts reimbursement for the Company's equipment and procedures.(1) There can be no assurance that the Company's future revenues, if any, will be sufficient to offset the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

SALES AND MARKETING

     Sales and marketing expenses increased to $2,348,000 or 117% of net revenues and $7,852,000 or 118% of net revenues for the three and nine months ended September 30, 1998, respectively, from $1,864,000 or 133% of net revenues and $4,741,000 or 123% of net revenues for the three and nine months ended September 30, 1997, respectively. The increases reflected the Company's application of additional resources to both the TMR and PTMR markets, including the expansion of its international sales staff and related travel expenses. Additionally, the Company incurred increased depreciation expense associated with lasers placed as demonstration units. The Company expects that sales and marketing expenses will continue to increase as the Company continues to focus resources on the development of the TMR and PTMR markets.(1)

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to $762,000 or 38% of net revenues and $2,443,000 or 37% of net revenues for the three and nine months ended September 30, 1998, respectively, compared to $969,000 or 69% of net revenues and $3,226,000 or 84% of net revenues for the three and nine months ended September 30, 1997, respectively. The decreases were due to reduced expenses related to legal, investor and public relations services.

INTEREST INCOME AND EXPENSE, NET

     Interest income decreased 50% to $313,000 and 34% to $1,133,000 for the three and nine months ended September 30, 1998, respectively, compared to $632,000 and $1,719,000 for the three and nine months ended September 30, 1997, respectively. These decreases were due to lower cash balances and lower investments in marketable securities in 1998. Interest expense of $21,000 and $74,000 for the three and nine months ended September 30, 1998, respectively, increased as a result of a note payable held by the Company's subsidiary, MicroHeart.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, the Company's operations have been funded in part through sales of the Company's products. At September 30, 1998, the Company had aggregate cash and marketable securities of $16,920,000 compared to $35,194,000 at December 31, 1997. The Company used $19,145,000 for operating activities for the nine months ended September 30, 1998. The Company's investing activities provided $2,942,000 of cash for the nine months ended September 30, 1998. Net cash provided by financing activities was $1,340,000 for the nine months ended September 30, 1998. At September 30, 1998, the Company had an accumulated deficit of $45,300,000.

     The Company anticipates that its current cash and marketable securities, together with sales of products for investigational use, will be sufficient to meet the Company's capital requirements through the next twelve months.(1) There can be no assurance, however, that the Company will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of the Company's clinical trials, any need for additional

-----------------------
(1) Forward-Looking Statement
clinical trials or other testing of the Company's products, expenses associated with the Company's pending business combination with CardioGenesis and the timing of other required expenditures as indicated above. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THE COMPANY HAS IDENTIFIED CERTAIN FORWARD-LOOKING STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WITH A FOOTNOTE(1) SYMBOL. THE COMPANY MAY ALSO MAKE ORAL FORWARD-LOOKING STATEMENTS FROM TIME TO TIME. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-Q.

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

NO ASSURANCE OF FDA OR OTHER REQUIRED GOVERNMENTAL APPROVALS

     In the U.S., the FDA regulates our TMR and PTMR products as medical devices under the federal Food, Drug, and Cosmetic Act (the "FD&C Act"). We must obtain FDA approval of a PMA application before we can sell our products commercially in the U.S. The FDA approves PMA applications for specific indications only and FDA regulations prohibit commercial marketing in the U.S. of devices for indications that the FDA has not approved. The process of obtaining the required regulatory approvals from the FDA and other regulatory authorities is lengthy, expensive and inherently uncertain. This regulatory approval process generally takes several years or more to complete, if approval is obtained at all, and requires the submission of extensive clinical data and supporting information to the FDA.

     Completion of clinical testing to demonstrate the safety and effectiveness of our TMR and PTMR products is a prerequisite to the submission of a PMA application. On July 1, 1997, we initially submitted a PMA application to the FDA for use of our TMR laser system to treat patients with Class IV angina (chest pain) caused by coronary artery disease. We later amended that application to include data regarding TMR when used in conjunction with bypass surgery. On March 16, 1998, the FDA accepted our amended application for filing. On October 27, 1998, the Circulatory System Devices Advisory Panel of the FDA recommended approval of our PMA application for our TMR laser system. Along with its approval, the FDA Panel requested that we conduct post-market surveillance in a form to be determined through further discussions with the FDA.

     On May 30, 1997, we received an Investigational Device Exemption ("IDE") from the FDA to begin our first PTMR clinical trial, which compares patients treated with PTMR to patients receiving drug therapy alone. In November 1997, the FDA authorized us to begin Phase II of this trial. On October 17, 1997, we received an IDE from the FDA, authorizing commencement of Phase I of another PTMR clinical trial, this time comparing patients treated with PTMR in conjunction with balloon angioplasty treatments (also known as percutaneous transluminal coronary angioplasty ("PTCA")) or various other interventional procedures, to patients receiving only PTCA or other interventions. On April 24, 1998, the FDA authorized us to begin Phase II of this trial. The FDA review process for our products and procedures can be lengthy and the results are uncertain. We cannot assure you when, if at all, the FDA will approve any of these applications. If the FDA does not approve these applications, or if it takes longer than expected to obtain FDA approvals, our business and results of operations could be materially adversely affected.

     Our completion of clinical studies on a timely basis will depend in part on our ability to successfully establish TMR and PTMR sites and to continue to identify and enroll participating patients in a timely fashion. Our clinical studies continue to require substantial financial and management resources. We may not have the resources necessary to complete our clinical studies. In addition, we cannot assure you that we will complete our clinical studies in the currently anticipated time frame or otherwise in a timely manner, or that our clinical studies will demonstrate the safety and effectiveness of our products to the extent necessary to obtain FDA and other regulatory approvals and to establish a commercial market for our products. In addition, results of initial clinical studies are not necessarily predictive of results to be achieved in later clinical studies, if undertaken, or commercially, if PMA approval is obtained. Failure to complete our clinical studies in a timely manner, or failure of our studies to demonstrate the safety and effectiveness of our TMR and PTMR products, could delay or prevent us from obtaining regulatory approval and could materially adversely affect our business and results of operations.

     We are also required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA. The GMP regulations include testing, control and documentation requirements. In addition, we are required to follow similar laws in other countries, including but not limited to International Standards Organization ("ISO") 9001 standards. We became ISO 9001 certified in May 1997. Failure to meet or to continue to satisfy any regulatory requirements in the future could preclude us from marketing our products on a commercial basis and would therefore materially adversely affect our business and results of operations.

     Commercial sales of medical devices such as ours outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. The FDA must also approve the export of any device that requires a PMA but has not yet been approved domestically. Foreign and domestic regulatory approvals, if they are granted, may include significant limitations on the indicated uses for which the product may be marketed. In order to obtain such approvals, we must comply with numerous other requirements of the FDA and certain foreign regulatory authorities. For example, a CE Mark is required to sell products in European Union countries. We received the CE Mark for our TMR laser in December 1996 and for our PTMR laser in July 1998. However, regulatory agencies can withdraw product approvals such as CE Marks for various reasons, such as failure to comply with regulatory standards or unforeseen problems following initial marketing. Failure to obtain regulatory approvals for our products or withdrawal of regulatory approvals would materially adversely affect our business and results of operations.

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURES; NO ASSURANCE OF MARKET
ACCEPTANCE

     In order to successfully commercialize our TMR and PTMR products, our products must achieve acceptance among cardiologists, cardiac surgeons and other members of the medical community, as well as prospective patients. In order to achieve such acceptance, we must demonstrate that our TMR and PTMR products are safe, efficacious and cost-effective solutions. Even if the clinical safety and effectiveness of our products are established, cardiologists, cardiac surgeons and other members of the medical community may nevertheless elect not to recommend TMR or PTMR for any number of other reasons. Commercialization of our products will require the training of numerous physicians in the use of our products and procedures, and the time required to complete such training could delay and adversely affect market acceptance. Moreover, even if TMR and PTMR become generally accepted by the medical community, individual physicians trained in the use of competitive products may elect not to consider our products or may instead recommend a competitor's products. Failure of our products to achieve significant market acceptance would materially adversely affect our business and results of operations.

DEPENDENCE ON SINGLE PRODUCT LINE

     We have elected to focus our resources on the continued development and refinement of our TMR and PTMR products. If we are unable to obtain the required regulatory approvals or if these products do not achieve commercial acceptance, our business and results of operations would be materially adversely affected.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     Our success will depend, in part, on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of other parties. We seek to protect our proprietary technology by, among other things, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. Although we have a number of patents and patent applications pending that relate to various aspects of our TMR and PTMR products and systems and other cardiovascular therapies, it is possible that any of our patents or patent applications may be challenged, invalidated or circumvented in the future. We cannot assure you that the rights subject to our patents or patent applications will provide us with a competitive advantage in our markets. In addition, we cannot be certain that patent protection will continue to be available for surgical methods in the future. Failure to secure and maintain protection for our intellectual property could materially adversely affect our business and results of operations.

     We intend to vigorously protect and defend our intellectual property rights. In that regard, we may have to assert claims against third parties in order to enforce our patents, protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Litigation to protect our intellectual property rights would be costly and time consuming and a negative outcome could materially adversely affect our business and financial condition.

     We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants and advisors to execute confidentiality and invention assignment agreements. It is possible that an employee, consultant or advisor may breach their agreement with us and that we may not have an adequate remedy for such breach. In addition, it is possible that our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or that competitors may somehow otherwise gain access to our proprietary technology. We cannot assure you that we will be able to provide meaningful protection for our rights in unpatented proprietary technology, and our failure to do so could materially adversely affect our business and results of operations.

     The medical device industry in general, and in particular the industry segment that includes products for the treatment of cardiovascular disease such as ours, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Companies that compete with us have received patents related to TMR technology. In September 1995, one of our competitors sent us a notice of potential infringement of their patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. In January 1996, another competitor sent us a notice of potential infringement of their patent regarding a method to perform TMR using fiber optics. In each of these cases, after discussion with our patent counsel, we concluded that we did not utilize the process and/or apparatus that was the subject of the patent at issue, and we provided a response to each competitor to that effect. We have not received any additional correspondence from either of these competitors on these matters. However, it is possible that one or both of these competitors may assert claims or proceedings against us in the future regarding these matters. It is possible that other parties may bring such claims to our attention in the future as well. Any such claims brought against us in the future, regardless of whether they have merit, could require expensive and time consuming responses from our company and could divert the attention of our technical and management personnel. A determination in a litigation or administrative proceeding that the claims of a third party are valid and enforceable could prevent us from practicing the processes claimed in such patents, require us to obtain licenses from patent owners or force us to redesign our products or processes to avoid infringing the rights of others, any of which could materially adversely affect our business and results of operations.

     Patent applications in the U.S. are maintained in secrecy until a patent issues, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Accordingly, we cannot be sure that current and potential competitors or other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or other proprietary rights that will prevent, limit or interfere with our ability to manufacture, use or sell our products either in the U.S. or internationally. If we need to obtain licenses to patents issued to third parties, it is possible that such licenses will not be available to us or that they will not be available on acceptable terms. Failure to obtain a necessary license on acceptable terms would materially adversely affect our business and results of operations.

EXPECTATION OF INTENSE MARKET COMPETITION

     The markets for our TMR and PTMR products are evolving, and we expect that they will be intensely competitive. We expect that our competitors will include the following companies:

      -    PLC Systems, Inc. ("PLC");
      -    CardioGenesis Corporation ("CardioGenesis");
      -    U.S. Surgical Corporation ("U.S. Surgical"); and
      -    Johnson & Johnson ("J & J").

All of the companies listed above are currently selling TMR and/or PTMR products for investigational use in the U.S. and abroad. On October 22, 1998, we announced the signing of a definitive agreement that provides for a business consolidation with CardioGenesis. We also may face competition from additional companies that may elect to enter our markets, such as large companies in the laser, cardiac devices and cardiac surgery markets. We believe that a number of significant companies, including but not limited to Boston Scientific Corp., Baxter International, Inc. and Arterial Vascular Engineering, Inc., have distribution rights to currently available TMR or PTMR products or to such products developed in the future. Many of these companies are larger than we are and have significantly greater financial, development, marketing and other resources than we have. If one of our competitors obtains a PMA for its products before we do, our ability to compete, and our business and results of operations, could be materially adversely affected.

     Our TMR and PTMR products and procedures also compete with other more conventional or more established methods for the treatment of cardiovascular disease, including but not limited to drug therapy, PTCA and coronary artery bypass graft ("CABG"). We are seeking to demonstrate that our TMR and PTMR products and procedures are safe and effective treatments for patients for whom other cardiovascular treatments are not likely to provide relief, and in the future we will seek to demonstrate that our TMR and PTMR products and procedures provide safe and effective treatments when used in conjunction with other treatments for cardiovascular disease. However, we cannot assure you that our TMR and PTMR products and procedures will become accepted treatments for cardiovascular disease, that cardiologists, cardiac surgeons and other physicians will use our TMR and PTMR products and procedures instead of or in conjunction with more established treatments or that our products and procedures will be competitive with other currently available or later developed technologies. Any of these possibilities could materially adversely affect our business and results of operations.

     Once we obtain regulatory approval for one of our products, in the event that such regulatory approval is obtained, we will face competition for market acceptance and market share for that product. Our ability to compete may depend in significant part on the timing of introduction of competitive products into the market and will thus be affected by the pace, relative to our competitors, at which we develop our products, complete clinical testing and regulatory approval processes, obtain third party reimbursement acceptance and supply commercial quantities of the product to the market. We cannot assure you that we will be able to compete successfully against current and future competitors. Failure to compete successfully would materially adversely affect our business and results of operations.

COMPLETION OF BUSINESS COMBINATION WITH CARDIOGENESIS

     On October 22, 1998, the Company announced that it signed a definitive agreement that provides for the business combination with CardioGenesis and the Company. The Company may, from time to time, acquire or invest in other complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, other than the transaction with CardioGenesis, the Company's management frequently evaluates the strategic opportunity available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. In particular, the recently announced business combination with CardioGenesis has been approved by the respective Boards of each of the companies, but is still subject to approval by the shareholders of both companies and certain other customary closing conditions and there can be no assurance that such conditions will be met. The business combination with CardioGenesis or any future acquisitions or investments by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition.

HISTORY OF OPERATING LOSSES

     From our inception to September 30, 1998, we have incurred cumulative net losses of approximately $45 million. Our revenues and operating income will be constrained until such time, if ever, as we obtain FDA and other regulatory approvals for our products, and for an uncertain period of time after we obtain any such approval. We anticipate that our expenses in all categories will increase due to our expected expansion of our clinical trials and other business activities and due to the absence of Medicare reimbursement. We may not achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would materially adversely affect our business and results of operations.

RISKS OF TECHNOLOGICAL CHANGE

     Other parties continually expend significant resources to develop new and improved treatment methodologies for coronary disease. The market acceptance and commercial success of our TMR and PTMR products and procedures will depend not only upon their safety and effectiveness but also upon the relative safety and effectiveness of alternative treatments. Development of new treatments or improvements to existing treatments that are safer and/or more effective than our TMR and PTMR products and procedures could materially adversely affect our business and results of operations.

POTENTIAL DIFFICULTIES IN MANAGING A BUSINESS UNDERGOING RAPID CHANGE

     Our future success will depend in significant part on the ability of our current and future management personnel to perform effectively as individuals and as a group. A number of the members of our senior management team have joined our company recently. Moreover, certain members of the management team have limited experience in serving as a senior executive of a public corporation. We cannot assure you that our senior managers will operate effectively as a team. If our management is not able to perform effectively as a team, our business and results of operations could be materially adversely affected.

     In order to complete the clinical trials that are currently in progress, prepare additional products for clinical trials, develop future products and generally compete successfully, we believe that we must continue to expand our operations, particularly in the areas of research and development, sales and marketing, training and manufacturing. If we expand our operations and experience significant growth in the future, our management personnel will face additional responsibilities. Such expansion and growth could place a significant strain on our managerial, operational and financial systems and resources. In order to accommodate such expansion and growth and compete effectively, we must continue to improve our information systems, procedures and controls and to expand, train, motivate and manage our employees. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future operations. Failure to improve our operational, financial and management systems or implement new systems as necessary, or to expand, train, motivate and manage our employees, could materially adversely affect our business and results of operations.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products experience difficulty in functionality with respect to distinguishing between twenty-first century dates and twentieth century dates, commonly known as the Year 2000 Problem. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly in the future. In order to address these issues, we have assembled a cross-functional project team to review and assess our internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. Our project team has identified and is evaluating the following systems:

     -    Security systems;
     -    Facility systems;
     -    Telephony;

     -    Network servers;
     -    Personal computers;
     -    Network equipment;
     -    Printer, copiers and fax machines;
     -    Server tape backups;
     -    Testing equipment; and
     -    Miscellaneous software.

In connection with our review and assessment of our systems, we will estimate the cost of system modifications to achieve Year 2000 compliance. At present, we do not anticipate that the costs of achieving Year 2000 compliance for our systems will be material to our financial condition or results of operations; however, our estimate of expected costs is subject to change as our Year 2000 project progresses and does not include the potential costs of internal software and hardware replaced in the normal course of business.

     We are also working with suppliers of our products and systems to ensure that the products supplied to us are Year 2000 compliant. As the products that we supply to our customers are not dependent upon date data processing and do not have electrical ports for the connection of other devices, we believe that they are Year 2000 compliant.

     We have not found it necessary to delay or cancel any of our internal services, programs or projects as a result of our preparatory activities to ensure Year 2000 compliance. We expect that our Year 2000 compliance project will be completed by the second quarter of fiscal 1999. We do not anticipate any material disruption in our operations as a result of any internal or external Year 2000 compliance problems, but we are preparing for minor delays in the receipt of materials and services as a result of third party's failures to meet Year 2000 requirements. We cannot assure you that we will not experience unexpected delays or problems as a result of Year 2000 problems, including noncompliance by products or systems supplied to us by third parties, which could materially adversely affect our business and results of operations.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     Our operating results are expected to fluctuate significantly from quarter to quarter for many reasons, including without limitation:

     -    timing and results of clinical trials;
     - delays associated with the FDA and other regulatory approval processes;
     -    health care reform and third party reimbursement policies;
     -    demand for our products;
     -    changes in our pricing policies or those of our competitors;
     - our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
     - deferrals in customer orders in anticipation of new or enhanced products offered by us or our competitors;
     -    product quality problems;
     -    personnel changes;
     -    changes in our strategy; and
     -    changes in the level of international sales.

     In addition, the timing of the receipt of individual customer orders, order fulfillment and revenue recognition with respect to small numbers of individual laser base units, which carry a high price per unit, may also affect quarter to quarter operating results.

UNCERTAINTY REGARDING THIRD PARTY REIMBURSEMENT

     We expect that our ability to successfully commercialize our products will depend in significant part on whether third party payors such as governmental programs, private insurance and private health plans provide reimbursement for surgical procedures using our products. In determining whether to acquire new equipment, hospitals strongly consider the availability of reimbursement for such products. Even if FDA approvals are granted, third party payors may deny reimbursement if they determine that a therapeutic medical device is unnecessary, inappropriate, not cost-effective, experimental or used for non-approved indications.

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's anticipated discharge date and physical condition. Medicare reimburses physicians on a prospectively determined fixed amount based on the procedure performed. These reimbursements are determined regardless of the actual costs incurred by a hospital or physician in furnishing care to a patient and are not related to the actual devices used in the patient's procedures. Medicare and other third party payors increasingly are scrutinizing whether to cover new products and the amount of coverage to provide. Medicare traditionally has precluded coverage for items and services involving devices that the FDA has not approved or cleared for marketing. Pursuant to a Health Care Finance Administration ("HCFA") policy effective November 1, 1995, Medicare coverage was not precluded for items and related services involving devices that the FDA has classified as "non-experimental/investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. However, even if items or services involve Category B devices, Medicare coverage may be denied for failure to meet various other coverage requirements, such as the requirement that the treatment is medically needed by the specific patient.

     In November 1995, we received a Category B designation for our TMR procedure from the HCFA. Accordingly, for a period of time our TMR procedures received third party reimbursement in many cases under the HCFA's policy. However, in May 1997, HCFA determined that Medicare would no longer provide coverage for any manufacturer's TMR procedures. At the present time, HCFA is reviewing whether it will reinstate such coverage. We cannot assure you that HCFA will reinstate this coverage or that Medicare will adequately reimburse the costs of our TMR and PTMR procedures when and if we receive a PMA. We currently are not able to determine the ultimate effect of HCFA's policy change on our business and operating results, but we do anticipate that our research and development expenses will increase significantly as a result of increases in expenses to support our clinical trials. We also anticipate that our revenues from the sales of investigational products will decrease, at least over the short term and possibly thereafter.

     It is not certain whether third party payors will cover our TMR and PTMR procedures or what levels of reimbursement they will provide. It is possible that levels of reimbursement, if established, may decrease in the future, or that future legislation, regulations or the reimbursement policies of third party payors will adversely affect the demand for our products or our ability to sell our products on a profitable basis. Proposed fundamental health care reforms in both the U.S. and Europe could, if enacted, affect the availability of third party reimbursement. We cannot predict the timing or ultimate outcomes of these proposals. Unavailability or inadequate amounts of third party payor coverage could materially adversely affect our business and results of operations.

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

     To date, we have made only limited sales, primarily for investigational use only, of our TMR and PTMR products and therefore we have maintained a limited sales and marketing organization in the U.S. and abroad. If our TMR and PTMR products are approved, we plan to market them through a direct sales force and through relationships with distributors or agents. We will have to expend substantial management efforts and financial resources in order to establish a sales force capable of effectively commercializing our products. We may not be able to establish such a sales capability on a timely basis or at all. In addition, we will depend on our distributors to devote sufficient resources to the development of markets for our products and to successfully commercialize our products. If we are not able to establish relationships with distributors, or if such distributors are not effective, our business and results of operations could be materially adversely affected.

POTENTIAL NEED FOR ADDITIONAL CAPITAL

     Although we anticipate that our current cash balances, together with sales of our products for investigational use, will be sufficient to meet our capital requirements for the next twelve months, we may require additional sources of cash at an earlier date. Our need for additional cash will depend upon the progress of expansion of our clinical trials and any need for additional trials or other testing of our products and the timing of these expenditures. If we need additional financing in the future, we may not be able to obtain capital on terms acceptable to us or at all.

RISK OF PRODUCT LIABILITY

     Our products are used to treat critically ill patients. As a result, we are exposed to product liability claims in the event that the use of our products results in personal injury or death. We maintain insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. If a product liability claim is brought against us, our insurance may not provide adequate coverage for the liabilities actually incurred. In addition, such insurance may not always be available in the amounts that we desire or on terms that are acceptable to us. If one of our products proved defective, we might be required to recall or redesign the product. Any uninsured or underinsured product liability claim against us or any product recall could result in significant costs and negative publicity, which could materially adversely affect our business and results of operations.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

     Our future success will depend in part on our ability to manufacture our products in a timely, cost-effective manner and in compliance with regulatory requirements, such as GMP and ISO 9001, among others. Our manufacturing process is a labor-intensive, complex operation that involves a number of separate processes and components. To date, our manufacturing activities have consisted primarily of manufacturing limited quantities of our systems for use in clinical trials. We do not have experience manufacturing our products in the large quantities that might be required for commercial sales if we receive regulatory approval for our TMR and PTMR products. As a condition to our receipt of PMA approval, our facilities, procedures and practices have been subject to pre-approval and will be subject to ongoing GMP inspections by the FDA.

     Manufacturers of products such as ours often encounter difficulties when increasing their manufacture of new products. Such difficulties may include:

     -    uncertainty of product yields;
     -    quality control and assurance;
     -    adequacy of control policies and procedures;
     -    lack of qualified personnel;
     -    compliance with FDA regulations; and
     -    need for further FDA approval of new processes and facilities.

Our manufacturing yields, costs and product quality may be adversely affected as we seek to increase production, which could materially adversely affect our business and results of operations.

     We currently purchase certain critical laser and fiber-optic components from single sources. Although we have identified alternative suppliers of these components, a lengthy process would be required in order to qualify them as additional or replacement suppliers. Any significant interruption in the supply of critical materials or components could adversely affect our ability to manufacture our products and could materially adversely affect our manufacturing operations and our business and results of operations.

     We anticipate manufacturing our products based on forecasted demand and we intend to purchase subassemblies and components in anticipation of the actual receipt of purchase orders from our customers. Lead times for materials and components that we order vary significantly and depend on factors such as the business practices of each specific supplier and the terms of particular contracts, as well as the overall market demand for such materials and components at any given time. If our forecasts are inaccurate, we could experience fluctuations in inventory levels, resulting in excess inventory, on the one hand, or shortages of critical components, either of which could materially adversely affect our business and results of operations.

DEPENDENCE ON KEY PERSONNEL

     Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Douglas Murphy-Chutorian, M.D., our Chief Executive Officer, and Richard L. Mueller, Jr., our President and Chief Operating Officer. We maintain key person life insurance policies on both Dr. Murphy-Chutorian and Mr. Mueller in the amount of $2 million.

     Our future business and results of operations also depend in significant part upon our ability to attract and retain additional qualified management, manufacturing, technical, marketing and sales and support personnel for our operations. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business and results of operations could be materially adversely affected.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has an investment portfolio of fixed income securities that are classified as "available for sale securities". These securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing in securities that will mature within 24 months.

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

          Underwriting discounts and commissions:                $4,480,000
          Other expenses:                                        $1,565,000
                                                                 ----------
          Total expenses:                                        $6,045,000
                                                                 ----------
                                                                 ----------

     All of such expenses were payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were approximately $57,955,000. From May 31, 1996 to September 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

          Purchase and installment of machinery and equipment:          $ 2,485,000
          Working capital:                                              $36,773,000
          Investment in short-term, interest- bearing obligations:      $14,534,000
          Repayment of indebtedness:                                    $ 1,777,000
                                                                        -----------
          Total                                                         $55,569,000
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

ITEM 5.    OTHER INFORMATION

     Stockholder proposals related to the Company's 1999 Annual Meeting of Stockholders, but submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, must be received by the Company prior to February 3, 1999 in order to withhold authority of management proxies to use their discretionary voting authority with respect to any such proposal.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27

     b)   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1998.

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

                                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                       Registrant



Date:     November 11, 1998            /s/  Douglas Murphy-Chutorian, M.D.
                                       -----------------------------------
                                       Douglas Murphy-Chutorian, M.D.
                                       Chief Executive Officer





Date:     November 11, 1998             /s/  Kenneth E. Bennert
                                       -----------------------
                                       Kenneth E. Bennert
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)