Form 10-K
period 1998-12-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1999-03-31
CIK 863680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-28288

                            ------------------------

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

                                (408) 548-2100
             (Registrant's telephone number, including area code)

                            ------------------------

                  TITLE OF EACH CLASS                               NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
               COMMON STOCK, NO PAR VALUE                                  NASDAQ NATIONAL MARKET

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $129,286,586 as of February 26, 1999, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the last practicable date.

                               17,630,675 shares
                            As of February 26, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                                                                                                PAGE
                                                                                                                -----
                                                        PART I

Item 1.     Business.......................................................................................           3

Item 2.     Description of Property........................................................................          15

Item 3.     Legal Proceedings..............................................................................          15

Item 4.     Submission of Matters to a Vote of Security Holders............................................          15

                                                        PART II

Item 5.     Market for Registrant's Shares and Related Shareholder Matters.................................          16

Item 6.     Selected Consolidated Financial Data...........................................................          17

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          17

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................          35

Item 8.     Consolidated Financial Statements and Supplementary Schedules..................................          35

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          35

                                                       PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          36

Item 11.    Executive Compensation.........................................................................          37

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          42

Item 13.    Certain Relationships and Related Transactions.................................................          43

                                                        PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.................................          44

Signatures.................................................................................................          63

                                     PART I

ITEM 1.  BUSINESS.

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED HEREIN THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING ECLIPSE'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE HEREIN ARE BASED ON INFORMATION AVAILABLE TO ECLIPSE ON THE DATE HEREOF, AND ECLIPSE ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ECLIPSE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN ITEM 7 AND ELSEWHERE.

GENERAL

    Eclipse Surgical Technologies, Inc ("Eclipse"), incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PTMR"). TMR and PTMR are new laser-based heart treatments in which one millimeter channels are made in the heart muscle. It is believed these procedures encourage new vessel formation, or angiogenesis, and result in reduced angina pain. TMR is performed by a cardiac surgeon through a small incision in the chest. PTMR is performed by a cardiologist in a catheter based procedure under local anesthesia. Both procedures can be performed as stand alone treatments or adjunctively with coronary artery bypass graft ("CABG") or balloon angioplasty, respectively. Eclipse has ongoing clinical trials for certain indications in each of these areas. In the U.S., Eclipse offered its laser systems for sale in limited numbers for investigational use only pursuant to Investigational Device Exemptions ("IDEs") from the U.S. Food and Drug Administration (the "FDA"). On February 11, 1999, Eclipse received final approval from the FDA for its TMR products for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. Eclipse continues to offer its PTMR products in limited numbers for investigational use only pursuant to Investigational Device Exemptions ("IDEs") from the U.S. Food and Drug Administration (the "FDA").

    On October 22, 1998, Eclipse announced the signing of a definitive agreement that provided for a business combination with CardioGenesis Corporation ("CardioGenesis"). On March 17, 1999, Eclipse and CardioGenesis announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock has been converted into 0.8 of a share of Eclipse Common Stock, and Eclipse has assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of Eclipse and its shares will no longer be publicly traded. As a result of the transaction, Eclipse has increased its outstanding shares by approximately 9.9 million shares which are issuable to the former CardioGenesis stockholders upon proper surrender of their stock certificates. These shares represent approximately 36% of Eclipse's post-combination outstanding shares. The transaction has been structured to qualify as a tax-free reorganization and will be accounted for as a pooling of interests.

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

    Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class 1, in which anginal pain results only from strenuous exertion, to the most severe class, Class 4, in which the patient is unable to conduct any physical activity without angina and angina may be present even at rest. The AHA estimates that more than six million Americans experience anginal symptoms.

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

    CABG is an open chest procedure developed in the 1960s in which conduit vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries so that blood can bypass the blockage. CABG typically requires the use of a heart-lung bypass machine to render the heart inactive (to allow the surgeon to operate on a still, relatively bloodless heart) and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of coronary artery disease or those who have previously failed to receive adequate relief of their symptoms from PTCA or related techniques. Unfortunately, most bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery ("re-do bypass surgery") is possible, but is made more difficult because of scar tissue and adhesions that typically form as a result of the first operation. Moreover, for many patients CABG is inadvisable for various reasons, such as the severity of the patient's overall condition, the extent of coronary artery disease or the small size of the blocked arteries.

    When these treatment options are exhausted, the patient is left with no viable surgical alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR and PTMR, currently under clinical investigation by Eclipse and certain other companies, offer potential relief to a large class of patients with severe cardiovascular disease.

THE TMR AND PTMR PROCEDURE

    TMR, or transmyocardial revascularization, is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved perfusion, or supply, of blood to the myocardium and reduce angina in the patient. TMR potentially can be performed using any of several different surgical approaches, including open chest surgery, minimally invasive surgery through a four inch incision between the ribs, or videoscopically through small openings or ports in the chest. TMR offers end-stage cardiac patients who are not candidates for PTCA or CABG as a means to alleviate their symptoms and improve their quality of life. TMR may also be effective when used in conjunction with CABG to treat areas of the heart not treated after bypass surgery. Eclipse has received FDA approval for commercial distribution in the U.S. of the Eclipse TMR 2000 Holmium laser system for certain indications.

    PTMR, or percutaneous transluminal myocardial revascularization, is an interventional procedure performed by a cardiologist. PTMR is based upon the same principles as TMR, but the procedure is much less invasive. The patient is under local anesthesia, and is treated through a catheter inserted in the femoral artery at the top of the leg. A laser transmitting catheter is threaded up into the heart chamber, where channels are created in the inner portion of the myocardium (i.e. heart muscle). PTMR potentially offers angina sufferers another treatment option before being referred to a surgeon for a more invasive course of treatment. PTMR may also be effective when used in conjunction with PTCA to treat areas of the heart not revascularized by a balloon or stent. Eclipse has received FDA approval to conduct clinical trials studying PTMR, as well as PTMR in conjunction with PTCA.

    The physiologic principles underlying TMR and PTMR as potential treatments for cardiovascular disease were first identified in the 1930s. It was observed then that, although the human myocardium depends on external coronary arteries for its blood supply, it displays elements of certain direct blood pathways found in reptilian hearts. In reptiles, blood is supplied directly to the myocardium through these pathways from the chambers of the heart. These observations led to a belief that impaired vascularization in the human myocardium could be treated by creating direct pathways through the myocardium into the heart chamber. Following numerous advancements in the use of laser technology in medical applications, human trials of laser-based TMR commenced in the 1980s and of PTMR in the 1990s. TMR with the Eclipse TMR 2000 Holmium laser system is approved by the FDA in the U.S. for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. TMR with CABG and PTMR are now being offered as investigational procedures as part of clinical studies to determine the safety and effectiveness of such procedures.

BUSINESS STRATEGY

    Eclipse's objective is to become the leading supplier in the TMR and PTMR markets. Eclipse's strategies to achieve this goal are as follow:

    DEMONSTRATE CLINICAL UTILITY OF TMR AND PTMR. TMR with the Eclipse TMR 2000 laser system is approved by the FDA in the U.S. for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. Eclipse is seeking to demonstrate the clinical safety and effectiveness of TMR with CABG as well as and PTMR and achieve FDA approval of its products through clinical trials. Eclipse has commenced additional trials, including "TMR as an Adjunct to Bypass Surgery," "PTMR Compared to Drug Therapy," and "PTMR as an Adjunct to PTCA".

    DEVELOP COMPREHENSIVE PRODUCT LINES FOR TMR AND PTMR. Eclipse is seeking to develop multiple surgical platforms and provide a comprehensive suite of high quality products for TMR. Eclipse believes that its compact, flexible, fiber-optic based system will enable it to offer effective TMR solutions across the three principal TMR surgical approaches for TMR, open chest surgery, minimally invasive surgery and percutaneous TMR. Eclipse is also developing a broad range of disposable fiber-optic based surgical tools designed to operate with its laser base unit and intended to provide physicians with a broad range of options for their individual tactile preferences and solutions for the different geometry of each patient's heart cavity.

    LEVERAGE PROPRIETARY TECHNOLOGY. Eclipse believes that its significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies it has developed are important factors in its efforts to demonstrate the safety and effectiveness of its TMR and PTMR procedures. Eclipse is seeking to develop additional proprietary technologies for TMR, PTMR and related procedures. Eclipse has 40 patents or allowed patent applications and 63 patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies.

    EXPAND MARKET FOR THE COMPANY'S PRODUCTS. Eclipse is seeking to expand market awareness of its products among opinion leaders in the cardiovascular field, subject to appropriate regulatory guidelines. In connection with the current clinical trials, Eclipse has focused its initial efforts in the U.S. on the 200 hospitals that perform the greatest number of cardiovascular procedures. Eclipse also sells its products through its direct international sales organization and a network of distributors and agents. In addition, Eclipse has assembled a board of scientific advisors consisting of a number of influential cardiac surgeons and cardiologists. Eclipse has also developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize its TMR or PTMR products and procedures. Eclipse is seeking to expand the approved indications for TMR or PTMR through additional clinical studies.

PRODUCTS AND TECHNOLOGY

ECLIPSE TMR 2000 SYSTEM

    The Eclipse TMR 2000 system consists of the Eclipse TMR 2000 laser base unit and a line of fiber-optic, laser-based surgical tools. Each surgical tool utilizes optical fiber to deliver laser energy from the source laser base unit to the distal tip of the surgical handpiece or PTMR catheter. The compact base unit occupies a small amount of operating room floor space, operates on a standard 208 or 220-volt power supply, features a self-contained cooling system which eliminates the need for electrical or plumbing modifications to the hospital operating room or catheterization laboratory where it is typically used on patients, and is light enough to move within the operating room or among operating rooms in order to use operating room space efficiently. Moreover, the flexible, lightweight and slender optical fiber used to deliver the laser energy to the patient enables ready access to the patient and to various sites within the heart.

    The Eclipse TMR 2000 system and related surgical procedures are designed to be used without the requirement of the external systems utilized with certain competitive TMR systems. For example, the Eclipse TMR 2000 system does not require electrocardiogram synchronization, which monitors the electrical output of the heart and times the use of the laser to minimize electrical disruption of the heart, or transesophageal echocardiography, which tests each application of the laser to the myocardium during the TMR procedure to determine if the pathway has penetrated through the myocardium into the heart chamber.

    ECLIPSE HOLMIUM LASER. The Eclipse TMR 2000 laser base unit generates laser light of a 2-micron wavelength by photoelectric excitation of a solid state holmium crystal. The holmium laser, because it uses a solid state crystal as its source, is compact, reliable and requires low maintenance. Eclipse has been using holmium lasers since its inception.

    DISPOSABLE SURGICAL TOOLS. Eclipse offers to physicians a broad range of surgical tool options for their individual tactile preferences and solutions for the different geometry of each patient's heart cavity. These products are designed to give the surgeon control of the procedure, access to difficult to reach areas of the heart and clear visualization of the surgical field. Each such tool is designed for disposal after use in a single surgical procedure. The products include the following devices:

    SOLO-GRIP II. The Solo-Grip II handpiece system contains multiple, fine fiber-optic strands in a one millimeter diameter bundle. The flexible fiber optic delivery system combined with the ergonomic handpiece provides access for treating all regions of the left ventricle.

    PTMR CATHETER AND SLIMFLEX. The PTMR catheter is an over-the-wire, steerable, disposable catheter system that features torque control, deflection capability, infusion port and radioopaque markers for enhanced visualization and depth control. After insertion into an artery of the leg, the PTMR catheter is advanced over the aortic arch, across the aortic valve and into the heart chamber. Visualization is achieved using standard fluoroscopic or x-ray techniques common to all hospitals doing cardiac catheterization.

    The Solo-Grip II and SlimFlex fiber-optic delivery systems each have an easy to install connector which screws into the laser base unit, and each device is pre-calibrated in the factory so it requires no special preparation.

REGULATORY STATUS

    Eclipse received final approval from the FDA for use of its TMR products for treatment of stable patients with angina (Canadian Cardiovascular Society Class
4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization on February 11, 1999.

    In February 1996, Eclipse obtained FDA clearance to undertake Phase I of another clinical study of TMR intended to assess the safety and effectiveness of "TMR Used in Conjunction with CABG" as compared with CABG alone. In September 1996, the FDA provided Eclipse with clearance to begin Phase II of this study and final data collection is currently in process. During 1998 Eclipse was granted FDA clearance to begin two additional surgical clinical trials. One of these trials has completed enrollment and the other trial is in process.

    In June 1997, Eclipse received an IDE from the FDA to begin its first PTMR clinical trial, comparing patients treated with PTMR to patients receiving only drug therapy. In November 1997, the FDA gave Eclipse authorization to begin Phase II of this trial. This study has completed enrollment and final data collection is currently in process.

    In April 1998, Eclipse received approval to begin Phase I of another PTMR clinical trial. This trial is studying PTMR in conjunction with PTCA or various other interventional procedures, compared to people receiving only PTCA. Phase II is currently in process.

SALES AND MARKETING

    Eclipse has received Pre Market Approval ("PMA") from the FDA for its surgical TMR laser system. Health Care Finance Administration ("HCFA") has also announced its coverage policy for the TMR with FDA approved systems. Eclipse expects revenues from sales of surgical TMR systems to increase and expenses in support of clinical trials to decrease over the short-term and possibly thereafter. Eclipse is promoting market awareness of Eclipse's approved surgical products among opinion leaders in the cardiovascular field and is recruiting physicians and hospitals. To support the surgical launch, Eclipse has expanded the domestic sales force to sixteen sales people in three sales regions.

    Eclipse currently offers a laser base unit, at a current end user list price of $320,000 per unit, and disposable surgical tools (at least one of which must be used with each procedure) at an end user unit list price of $2,495 for a TMR handpiece or $2,295 for a PTMR catheter. In order to assist hospitals in making a substantial investment in Eclipse's laser system, Eclipse intends to continue selling the systems to the hospital outright or placing the system with the hospital under leasing or fee per use contracts.

    Eclipse intends to continue to broaden its line of disposable products as part of its strategy to develop multiple platforms for TMR. The open chest, minimally invasive TMR procedures and percutaneous TMR procedures are made possible by the use of the Company's flexible, lightweight and slender fiber-optic based surgical tools. Open chest TMR procedures and minimally invasive TMR surgical procedures are performed by cardiac surgeons. In contrast, PTMR is performed by interventional cardiologists using catheter-based products.

    Internationally, Eclipse sells its products through a direct sales and support organization of six people and a network of distributors and agents.

    From September 1995 through December 31, 1998, Eclipse shipped 200 systems worldwide.

    Eclipse has developed, in conjunction with several major hospitals using Eclipse's TMR or PTMR products, a training program to assist physicians in acquiring the expertise necessary to utilize Eclipse's products and procedures. This program includes a comprehensive one-day course including observation of live procedures, didactic training and hands-on performance of TMR or PTMR in vivo.

    Eclipse exhibits its products at major cardiovascular meetings and recruits new investigators to buy its products for investigational use in their hospitals. Investigators of Eclipse's products have made presentations at meetings around the world, describing their results. Abstracts have been published and articles will be submitted to peer-reviewed publications and industry journals to present the results of the ongoing clinical trials.

SCIENTIFIC ADVISORY BOARD

    Eclipse's Scientific Advisory Board meets with Eclipse on an individual and group basis to discuss Eclipse's TMR and PTMR products and procedures, relevant developments in cardiology and the treatment of heart disease, and strategic directions. In addition, Eclipse has worked with the medical staffs of several major universities in developing the protocols for Eclipse's TMR and PTMR procedures and in clinical data monitoring and statistical analysis.

    The Scientific Advisory Board consists of a number of prominent members of the medical and scientific communities, including the following persons:

NAME                                              OCCUPATION/TITLE
------------------------------------------------  ---------------------------------------------------------------
Eric Powers, M.D................................  Professor of Medicine and Director
                                                  Cardiac Cath Laboratory
                                                  University of Virginia

Vaughn Starnes, M.D.............................  Professor of Surgery and Chief
                                                  Cardiothoracic Surgery
                                                  University of Southern California School of Medicine

Eric Topol, M.D.................................  Chairman
                                                  Department of Cardiology
                                                  Cleveland Clinic Foundation

    In addition, Eclipse meets several times each year, during professional conferences and exhibitions, with the group of physicians who serve as investigators in connection with Eclipse's clinical trials in order to discuss clinical procedures and results.

RESEARCH AND DEVELOPMENT

    Eclipse's ongoing research and product development efforts are focused on the development of new and enhanced lasers, fiber-optic handpieces and TMR and PTMR applications. In addition, Eclipse continues to develop new laser handpieces in order to enhance the utility and quality of Eclipse's line of disposable surgical tools and to expand the indications for use and variety of procedures that can be performed with Eclipse's surgical tools. Specifically, Eclipse is seeking to achieve continual improvements in its TMR and PTMR procedures, including greater surgical access and visualization of the surgical field;

greater precision in the placement of pathways; reduced epicardial bleeding and bruising of heart muscle; greater margins of safety with respect to underlying heart structures; and reduced likelihood of induction of arrhythmia.

    In furtherance of Eclipse's strategy to develop the three principal surgical platforms for performance of TMR, current research efforts include enhancements to open chest surgical TMR as well as complementary techniques for minimally invasive surgical TMR and PTMR. In all these cases, Eclipse anticipates new disposable products will be required to satisfy market requirements.

    Eclipse's research and development spending, including expenditures related to clinical trials, was $14,175,000 in 1998, $12,007,000 in 1997 and $6,183,000
in 1996. Due to a May 1997 change in the HCFA policy regarding Medicare reimbursement for TMR procedures in clinical trials, Eclipse's expenses in support of clinical trials increased. Eclipse believes the FDA approval of its surgical TMR system and indication of coverage by HCFA during 1999 will decrease the level of research and development expenditures in connection with clinical trials.

MANUFACTURING AND QUALITY ASSURANCE

    Eclipse manufactures and assembles its products from purchased components and subassemblies, primarily at its facility in Sunnyvale, California.

    Each laser is mobile and shock resistant, complies with Underwriters Laboratory ("UL") standards and is equipped with safety interlocks and user friendly controls and meters. Eclipse production personnel assemble and test each laser system in a process designed to test the integrity of the laser system and to provide for accurate calibration of system components. Upon completion of these tests, the laser is packaged for shipment. Eclipse personnel uncrate and install the laser at the hospital, and verify that the system meets acceptance criteria, including all laser power output specifications.

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

    Eclipse's assembly and manufacturing activities to date have consisted primarily of producing limited quantities of its laser units and fiber-optic accessories for sale to clinical investigators. Eclipse's future profitability will depend, in part, on its ability to achieve manufacturing efficiencies as production volumes increase.

    The core components of Eclipse's laser units and fiber-optic handpieces are generally acquired from multiple sources. Eclipse currently purchases certain laser and fiber-optic components and subassemblies from single sources. Although Eclipse has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on Eclipse's ability to manufacture its products and, therefore, would materially and adversely affect Eclipse's business, financial condition and results of operations. Eclipse intends to continue to qualify multiple sources for components that are presently single sourced and also to build an inventory of these items for use in the event of supply interruptions.

    In May 1997, Eclipse received ISO 9001 Certification for its quality assurance process. Eclipse is committed to continuous quality improvement in its manufacturing and assembly operations. Each subassembly and product is thoroughly tested at multiple stages of production to ensure proper operation and compliance with applicable regulatory standards. Manufacturing quality is documented and monitored continually under ISO guidelines.

    Eclipse is required to register as a manufacturer of medical devices with the FDA and state agencies such as the California Department of Health Services. As a condition to receipt of a PMA, Eclipse's facilities, procedures and practices will be subject to pre-approval Good Manufacturing Practices ("GMP") inspections and thereafter to ongoing, periodic inspections by the FDA and such other regulatory agencies.

    Eclipse is also subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. Although Eclipse believes it currently complies in all material respects with such regulations, failure to comply could subject Eclipse to fines or other enforcement actions.

    Eclipse provides to its customers in the U.S. and to its foreign distributors a free one-year parts and service warranty for each laser unit. Eclipse offers extended warranty coverage for one-year periods to customers in the U.S. Eclipse also performs service on a fee basis on laser units that are no longer covered by warranty. Annual service contracts are generally priced at 10% of the purchase price of the laser unit. Handpieces are sold without warranty.

COMPETITION

    Eclipse expects that the market for TMR and PTMR, which is currently in the early stages of development, will be intensely competitive. Competitors include PLC Systems, Inc. ("PLC"), Johnson and Johnson ("J&J"), and U.S. Surgical Corporation ("U.S. Surgical") which are currently selling TMR or PTMR products for investigational use in the U.S. and abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than Eclipse.

    PLC is a publicly traded corporation which uses a CO(2) laser and an articulated mechanical arm in its TMR products. PLC obtained a PMA for TMR in 1998. PLC has received the CE Marking which allows sales of its products commercially in all European Union countries. PLC has been issued patents for its apparatus and methods for TMR.

    J&J is a publicly traded company which uses a holmium laser and fiber-optics in its PTMR products. J&J has acquired a ventricular mapping company to further its PTMR product line and has begun U.S. trials under an IDE.

    U.S. Surgical is a publicly traded company which uses an excimer laser and fiber-optics in its TMR products. U.S. Surgical is actively promoting its products in Europe and has begun clinical trials in the U.S. under an IDE. U.S. Surgical has acquired one laser company and rights to products from another laser supplier.

    Eclipse believes that the factors which will be critical to market success include the timing of receipt of requisite regulatory approvals, effectiveness and ease of use of the TMR products and procedures on both a stand alone basis and in conjunction with other procedures such as CABG and PTCA, breadth of product line, system reliability, brand name recognition and effectiveness of distribution channels and cost of capital equipment and disposable devices.

    TMR and PTMR also competes with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Even with recent FDA approval of the Eclipse TMR system in patients for whom other cardiovascular treatments are not likely to provide relief, and when used in conjunction with other treatments, there can be no assurance that Eclipse's TMR or PTMR products will be accepted. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's TMR procedure and could render Eclipse's technology obsolete. There can be no assurance that physicians will use Eclipse's TMR procedure to replace or supplement established treatments, or that Eclipse's TMR procedure will be competitive with current or future technologies. Such competition could materially and adversely affect Eclipse's business, financial condition and results of operations.

    The TMR laser system and any other product developed by Eclipse that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which Eclipse can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In the event a competitor is able to obtain a PMA for its products prior to Eclipse, Eclipse's ability to compete successfully could be materially and adversely affected. There can be no assurance that Eclipse will be able to compete successfully against current and future competitors even if Eclipse obtains a PMA prior to its competitors.

GOVERNMENT REGULATION

    Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through TMR are considered medical devices, and as such are subject to regulation in the U.S. by the FDA. Eclipse has FDA clearance for the sale of the Eclipse laser system for thoracic surgery. Eclipse has recently obtained FDA approval through the more rigorous PMA process for the performance of TMR with the Eclipse TMR 2000 laser system for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

    To obtain a PMA for a medical device, Eclipse must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an IDE must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is cleared by the FDA, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the U.S. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that Eclipse will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of Eclipse's products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel's recommendations, it tends to give such recommendations significant weight. In February 1999, Eclipse received a PMA for its TMR laser system for use in certain indications.

    Products manufactured or distributed by Eclipse pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions or criminal prosecutions. The Federal Food, Drug and Cosmetic Act ("FD&C Act") requires Eclipse to manufacture its products in registered establishments and in accordance with GMP regulations and to list its devices with the FDA. Furthermore, as a condition to receipt of a PMA, Eclipse's facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon Eclipse with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could materially and adversely affect Eclipse's business, financial condition and results of operations. There can be no assurance that Eclipse will not be required to incur significant costs to comply with laws and regulations in the future or that current or future laws and regulations will not materially and adversely affect Eclipse's business, financial condition and result of operations.

    Eclipse is also regulated by the FDA under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. In addition, Eclipse is subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement. Eclipse's facilities are subject to ongoing, periodic inspections by the FDA and California regulatory authorities.

    Sales, manufacturing and further development of Eclipse's TMR and PTMR systems also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations on Eclipse's business, financial condition and results of operations cannot be predicted.

    Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices to certain countries. To market in Europe, a manufacturer must obtain the certifications necessary to affix to its products the CE Marking. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain a CE Marking, a manufacturer must be in compliance with appropriate ISO 9001 standards and obtain certification of its quality assurance systems by a recognized European Union notified body. However, certain individual countries within Europe require further approval by their national regulatory agencies. Failure to receive the right to affix the CE Marking or other requisite approvals will prohibit Eclipse from selling its TMR products in member countries of the European Union or elsewhere, and there can be no assurance that Eclipse will be successful in meeting the European certification requirements. In December 1996, Eclipse obtained a CE Marking for its TMR laser system. In July 1998, Eclipse obtained CE Marking for its PTMR catheter system.

INTELLECTUAL PROPERTY MATTERS

    Eclipse's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of others. Eclipse's policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. Eclipse has 40 patents or allowed patent applications and 63 patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies. There can be no assurance that any of Eclipse's patents or patent applications will not be challenged, invalidated or circumvented in the future or that the rights granted thereunder will provide a competitive advantage. Eclipse intends to vigorously protect and defend its intellectual property. It is uncertain whether patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by Eclipse may be necessary to enforce patents issued to Eclipse, to protect trade secrets or know-how owned by Eclipse, or to determine the enforceability, scope and validity of the proprietary rights of others.

    Eclipse also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. Eclipse typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with Eclipse. There can be no assurance, however, that these agreements will not be breached or that Eclipse will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Eclipse's proprietary technology, or that Eclipse can meaningfully protect its rights in unpatented proprietary technology.

    The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, competitors of Eclipse have been issued a number of patents related to TMR and PTMR. In September 1995 Eclipse received from a competitor a notice of potential infringement of the competitor's patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. In January 1996, Eclipse received from CardioGenesis a notice of potential infringement of the competitor's patents regarding methods to perform TMR/PTMR using fiber-optics. Eclipse had concluded in each case, following discussion with its patent counsel, that it did not utilize the process and/or apparatus which is the subject of the patent at issue, and had responded to the respective competitor to such effect and has received no further correspondence on either matter. There can be no assurance, however, that further claims or proceedings will not be initiated by either competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of Eclipse's technical and management personnel. Eclipse may be involved in litigation to defend against claims of infringement by Eclipse, to enforce patents issued to Eclipse, or to protect trade secrets of Eclipse. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, Eclipse could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent or to redesign its products or processes to avoid infringement.

    Patent applications in the U.S. are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Accordingly, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with Eclipse's ability to make, use or sell its products either in the U.S. or internationally. In the event Eclipse were to require licenses to patents issued to third parties, there can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to Eclipse, nor can there be any assurance that Eclipse would be successful in any attempt to redesign its products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent Eclipse from manufacturing and selling its products, which would materially and adversely affect Eclipse's business, financial condition and results of operations.

    Unrelated to the products used in its TMR procedure, Eclipse has received notices from three holders of patents requesting that Eclipse become a licensee. Although Eclipse believes that either these patents are subject to challenge as being invalid or are not infringed by Eclipse's products, there can be no assurance that Eclipse would prevail in any such action. In one case, Eclipse has taken a non-exclusive license to a patent involving arthroscopy use. In a second case, Eclipse buys components only from licensees of the patent holder, which Eclipse believes obviates the need for a separate license. In addition, Eclipse has received notice of interference of one of its patents involving products that Eclipse is not actively pursuing. Eclipse has received a non-exclusive license to the technology. Should Eclipse determine that it is necessary for it to obtain a license to any patents or intellectual property, there can be no assurance that any such license would be available on acceptable terms or at all, or that Eclipse would be able to develop or otherwise obtain alternative technology. Failure of Eclipse to obtain necessary licenses could prevent Eclipse from manufacturing and selling its products, which would materially and adversely affect Eclipse's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

    Eclipse expects that sales volumes and prices of Eclipse's products will depend significantly on the availability of reimbursement for surgical procedures using Eclipse's products from third party payors such as governmental programs, private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment. Reimbursement rates from third party payors vary depending on the third party payor, the procedure performed and other factors. Moreover, third party payors, including government programs, private insurance and private health plans, have in recent years been instituting increasing cost containment measures designed to limit payments made to healthcare providers by, among other measures, reducing reimbursement rates, limiting services covered, negotiating prospective or discounted contract pricing and carefully reviewing and increasingly challenging the prices charged for medical products and services.

    Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. Under a HCFA policy effective November 1, 1995, Medicare coverage was not precluded for items and related services involving devices that had been classified by the FDA as "non-experimental/investigational" ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage could have been denied if other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In November 1995, Eclipse received Category B designation for its TMR procedure from the HCFA. Accordingly, Eclipse's procedures had received third party reimbursement in many cases under HCFA's policy. In May 1997, HCFA decided to retain Eclipse's Category B status but ruled to rescind coverage. In January 1999, HCFA announced coverage policy for FDA approved TMR systems for any manufacturer's TMR procedures. While Eclipse is unable to determine the ultimate effect of this policy change on the business and operating results, Eclipse anticipates that research and development expenses will decrease due to decreased expenses in support of clinical trials, and revenues from the sale of FDA approved surgical TMR products are likely to increase, at least over the short-term and possibly thereafter.

    Eclipse has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that private insurance and private health plans will approve reimbursement for TMR or PTMR.

    In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the U.S., health maintenance organizations are emerging in certain European countries. Eclipse may need to seek international reimbursement approvals, and there can be no assurance that any such approvals will be obtained in a timely manner, if at all. Failure to receive foreign reimbursement approvals could have an adverse effect on the market acceptance of Eclipse's products in the foreign markets in which such approvals are sought.

    Eclipse believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the U.S. and in foreign markets. Eclipse believes that the escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by Eclipse. There can be no assurance that third party reimbursement and coverage will be available or adequate in U.S. or foreign markets, that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third party payors will not otherwise adversely affect the demand for Eclipse's products or its ability to sell its products on a profitable basis. Fundamental reforms in the healthcare industry in the U.S. and Europe that could affect the availability of third party reimbursement continue to be proposed, and Eclipse cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, Eclipse's business, financial condition and results of operations could be materially and adversely affected.

PRODUCT LIABILITY AND INSURANCE

    Eclipse maintains insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate, and may seek to increase such coverage now that Eclipse has received a PMA. However, there can be no assurance that such coverage will continue to be available in the amount desired or on terms acceptable to Eclipse, or that such coverage will be adequate for liabilities actually incurred. Any uninsured or underinsured claim brought against Eclipse, or any claim or product recall that results in significant cost to or adverse publicity against Eclipse, could materially and adversely affect Eclipse's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1998 Eclipse had 123 employees, including 22 in research and development, 45 in manufacturing, 32 in sales and marketing and 24 in administration. All employees have entered into confidentiality agreements with Eclipse but Eclipse does not otherwise have employment agreements with any of its employees. None of Eclipse's employees is covered by a collective bargaining agreement and Eclipse has experienced no work stoppages to date.

ITEM 2.  DESCRIPTION OF PROPERTY.

    Eclipse's facilities are comprised of 50,335 square feet under five separate leases. The facility contains a Class 10,000 clean room for laser handpiece and catheter fabrication. The leases expire from December 1999 through December 2002. Eclipse's headquarters are located in Sunnyvale, California. Eclipse believes its facilities are adequate to meet its foreseeable requirements through at least 1999. There can be no assurance that additional facilities will be available to Eclipse, if and when needed, thereafter.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no pending legal proceedings against Eclipse other than ordinary litigation incidental to Eclipse's business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on Eclipse's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS SHARES AND RELATED SHAREHOLDER MATTERS.

(a) Eclipse's Common Stock is traded on the Nasdaq National Market under the symbol, ESTI, commencing May 31, 1996. For the periods indicated, the following table presents the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

1998                                                                            HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $   13.50  $    5.88
Second Quarter..............................................................  $   13.00  $    9.38
Third Quarter...............................................................  $   10.13  $    5.63
Fourth Quarter..............................................................  $    9.56  $    6.31

1997                                                                            HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $    9.75  $    4.88
Second Quarter..............................................................  $    8.50  $    4.88
Third Quarter...............................................................  $   10.00  $    6.75
Fourth Quarter..............................................................  $    9.50  $    5.50

    As of December 31, 1998, shares of Eclipse's Common Stock were held by 177 registered shareholders.

    Eclipse has never paid a cash dividend on its capital stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future, as it intends to retain its earnings, if any, to generate increased growth and for general corporate purposes.

(b) CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In connection with its initial public offering in 1996 Eclipse filed a Registration Statement on Form S-1, SEC File No. 333-03770 (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on May 31, 1996. Eclipse registered 4,600,000 shares of its Common Stock, no par value per share. The offering commenced on May 31, 1996 and 4,000,000 shares were sold. The aggregate offering price of the registered shares was $64,000,000. The managing underwriters of the offering were PaineWebber Incorporated, Deutsche Morgan Grenfell, and Jefferies & Company, Inc. Eclipse incurred the following expenses in connection with the offering:

Underwriting discounts and commissions......................................  $  4,480,000
Other expenses..............................................................     1,565,000
                                                                              ------------
Total expenses..............................................................  $  6,045,000
                                                                              ------------
                                                                              ------------

    All of such expenses were direct or indirect payments to others.

    The net offering proceeds to Eclipse after deducting the total expenses above were approximately $57,955,000. From May 31, 1996 to December 31, 1998, Eclipse used such net offering proceeds, in direct or indirect payments to others, as follows:

Purchase and installment of machinery and equipment........................  $   2,847,000
Working capital............................................................     44,992,000
Investment in short-term, interest-bearing obligations.....................      7,526,000
Repayment of indebtedness..................................................      1,777,000
                                                                             -------------
Total......................................................................  $  57,142,000
                                                                             -------------
                                                                             -------------

    Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected consolidated financial data with respect to Eclipse for the five years ended December 31, 1998, are derived from the consolidated financial statements of Eclipse which have been audited by PricewaterhouseCoopers LLP for the five fiscal years ended December 31, 1998. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                              1998        1997        1996       1995       1994
                                                           ----------  ----------  ----------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Net revenues.............................................  $   12,002  $    5,499  $    9,759  $   2,707  $   2,020
Cost of revenues.........................................       4,735       2,779       3,558      1,642      1,173
                                                           ----------  ----------  ----------  ---------  ---------
    Gross profit.........................................       7,267       2,720       6,201      1,065        847
                                                           ----------  ----------  ----------  ---------  ---------

Operating expenses:
  Research and development...............................      14,175      12,007       6,183      1,010        971
  Sales and marketing....................................      11,417       7,345       3,327        879        392
  General and administrative.............................       3,619       4,036       2,403        681      1,031
                                                           ----------  ----------  ----------  ---------  ---------
Total operating expenses.................................      29,211      23,388      11,913      2,570      2,394
                                                           ----------  ----------  ----------  ---------  ---------
    Operating loss.......................................     (21,944)    (20,668)     (5,712)    (1,505)    (1,547)
Interest and other income (expense), net.................       1,590       2,421       1,556       (921)      (435)
                                                           ----------  ----------  ----------  ---------  ---------
    Net loss.............................................  $  (20,354) $  (18,247) $   (4,156) $  (2,426) $  (1,982)
                                                           ----------  ----------  ----------  ---------  ---------
                                                           ----------  ----------  ----------  ---------  ---------
    Net loss per share--basic and diluted................  $    (1.18) $    (1.11) $    (0.30) $   (0.23) $   (0.19)
                                                           ----------  ----------  ----------  ---------  ---------
                                                           ----------  ----------  ----------  ---------  ---------
    Shares used in per share calculation.................      17,227      16,404      14,078     10,470     10,231
                                                           ----------  ----------  ----------  ---------  ---------
                                                           ----------  ----------  ----------  ---------  ---------

                                                              1998        1997        1996       1995       1994
                                                           ----------  ----------  ----------  ---------  ---------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities.........  $    8,339  $   35,194  $   52,063  $     123  $     132
Working capital (deficit)................................       8,501      36,434      47,861     (1,549)       657
Total assets.............................................      26,243      43,474      58,706      2,459      2,922
Long-term debt, less current portion.....................         114          10          20         --      1,009
Accumulated deficit......................................     (48,772)    (28,418)    (10,171)    (6,015)    (3,589)
Total shareholders' equity (deficit).....................      19,727      38,228      55,666     (1,429)      (139)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS DESCRIPTIONS OF ECLIPSE'S EXPECTATIONS REGARDING FUTURE TRENDS AFFECTING ITS BUSINESS. THESE FORWARD-LOOKING STATEMENTS AND OTHER FORWARD-LOOKING STATEMENTS MADE ELSEWHERE IN THIS DOCUMENT ARE MADE IN RELIANCE UPON THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PLEASE READ THE SECTION BELOW TITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" TO REVIEW CONDITIONS WHICH ECLIPSE BELIEVES COULD CAUSE ACTUAL

RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH A FOOTNOTE(1) SYMBOL. ECLIPSE UNDERTAKES NO OBLIGATION TO UPDATE THE INFORMATION CONTAINED HEREIN.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    Eclipse was founded in 1989. From 1989 through September 1995, Eclipse engaged in the research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1995, Eclipse determined that there was a significant opportunity in the Transmyocardial Revascularization ("TMR") market, and that Eclipse was well-positioned to enter this market because of Eclipse's expertise with laser-based surgical techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, Eclipse changed its strategic direction to enter the TMR market.

    Prior to 1996, Eclipse focused almost exclusively on research and development activities relating to surgical laser products. Since 1996, Eclipse has focused on TMR and Percutaneous Transmyocardial Revascularization ("PTMR") activities, particularly research and development activities and clinical trials. At December 31, 1998, Eclipse had an accumulated deficit of $48,772,000.

    On May 19, 1997, HCFA adopted a policy to restrict Medicare reimbursement for TMR equipment and procedures. Eclipse's products had received third party reimbursement under the preceding HCFA policy. Reimbursement was a significant factor considered by hospitals in determining whether to acquire new equipment.

    On October 22, 1998, Eclipse announced the signing of a definitive agreement that provided for a business combination with CardioGenesis Corporation ("CardioGenesis"). On March 17, 1999, Eclipse and CardioGenesis announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock has been converted into 0.8 of a share of Eclipse Common Stock, and Eclipse has assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of Eclipse and its shares will no longer be publicly traded. As a result of the transaction, Eclipse has increased its outstanding shares by approximately 9.9 million shares which are issuable to the former CardioGenesis stockholders upon proper surrender of their stock certificates. These shares represent approximately 36% of Eclipse's post-combination outstanding shares. The transaction has been structured to qualify as a tax-free reorganization and will be accounted for as a pooling of interests.

    On February 11, 1999, Eclipse received final approval from the FDA for its TMR products for certain indications and is now able to sell those products in the U.S. on a commercial basis. Eclipse has also received the European Conforming Mark ("CE Mark") allowing the commercial sale of its TMR laser systems and its PTMR catheter system to customers in the European Community. In February 1999, HCFA issued an indication of coverage for TMR procedures that are FDA approved. When HCFA issues final guidelines, hospitals will again receive Medicare reimbursement for TMR equipment and procedures which is expected to result in a reduction in Eclipse's costs of clinical trials(1).

    Eclipse expects to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure. The timing and amounts of Eclipse's expenditures will depend upon a number of factors, including the progress of Eclipse's clinical trials, the status and timing of regulatory approvals, the timing of market acceptance, if any, of Eclipse's products, and the efforts required to develop Eclipse's sales and marketing organization.

------------------------

(1)   Forward looking statement.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET REVENUES

    Net revenues of $12,002,000 for the year ended December 31, 1998 increased $6,503,000 or 118% when compared to net revenues of $5,499,000 for the year ended December 31, 1997. The increase in revenues was a result of higher laser system and disposable product sales.

    Future revenues could continue to be affected by restrictions on third party reimbursement. Eclipse intends to continue selling its laser systems to hospitals outright or placing the systems with hospitals under lease or fee per use agreements.

GROSS PROFIT

    Gross profit increased to $7,267,000 or 61% of net revenues for the year ended December 31, 1998 as compared to $2,720,000 or 49% of net revenues for the year ended December 31, 1997. The increase resulted from greater sales volume and a higher average sales price per laser in 1998 compared to 1997. The increase in sales volumes in 1998 resulted in increased production volumes which resulted in lower per unit manufacturing costs as a result of production efficiencies.

RESEARCH AND DEVELOPMENT

    Research and development expenditures of $14,175,000 increased $2,168,000 or 18% for the year ended December 31, 1998 when compared to $12,007,000 for the year ended December 31, 1997. The increase in these expenses reflected a higher level of costs related to the development of new products, and increases in the number of clinical trials and the cost of supporting these trials.

    On February 11, 1999, Eclipse received FDA approval for the TMR 2000 laser system. TMR with the Eclipse TMR 2000 laser system is approved for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

    Eclipse's products for other indications are currently in clinical trials and therefore subject to limitations by the FDA. Eclipse believes that continued investment in the development of new and improved products and procedures and continued investment in Eclipse's clinical trials is critical to its future success. As a result of the FDA approval of the Eclipse surgical TMR system and the coverage notice by HCFA during 1999, it is anticipated that the level of research and development expenditures incurred in connection with clinical trials will decrease(1). There can be no assurance that Eclipse's future revenues will be sufficient to cover the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

SALES AND MARKETING

    Sales and Marketing expenditures of $11,417,000 increased $4,072,000 or 55% for the year ended December 31, 1998 when compared to $7,345,000 for the year ended December 31, 1997. The increase is due primarily to increases in headcount, sales commissions and physician training. Eclipse expects that sales and marketing expenses will continue to increase as Eclipse continues to focus resources on the development of the TMR and PTMR market(1).

------------------------

(1)   Forward looking statement.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased by $417,000 or 10% to $3,619,000 in 1998 from $4,036,000 in 1997. The decrease in 1998 as compared to 1997 reflected a decrease in investor relations costs.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income of $1,673,000 decreased $773,000 or 32% for the year ended December 31, 1998 when compared to $2,446,000 for the year ended December 31, 1997. This decrease was due primarily to lower cash balances and lower investments in marketable securities in 1998.

    In November 1998, the Company contributed certain licenses, patents, and other intellectual property and the MicroHeart name to MicroHeart Holdings, Inc. ("MHH") in exchange for MHH common stock, representing less than 1% of MHH's outstanding common stock and two warrants to acquire MHH common stock for an aggregate exercise price of approximately $290,000. In addition, the Company has agreed to perform research and development related to the contributed technology over the next 6 months, for which the Company will be paid $1,120,000 by MHH. Eclipse has recorded a $400,000 investment and related gain on the contributed technology and revenue of $290,000 related to research and development performed on the contributed technology in the year ended December 31, 1998.

    Interest expense of $83,000 increased $58,000 or 232% for the year ended December 31, 1998 when compared to $25,000 for the year ended December 31, 1997. This increase was a result of a note payable held by Eclipse's subsidiary, MicroHeart, Inc. from October 1997 to October 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET REVENUES

    Net revenues of $5,499,000 for the year ended December 31, 1997 decreased $4,260,000 or 44% when compared to net revenues of $9,759,000 for the year ended December 31, 1996. The decrease resulted primarily from a change in the mix of lasers sold versus placed. This change was primarily due to a HCFA policy effective May 19, 1997 which restricted Medicare reimbursement for TMR equipment and procedures. Eclipse's products had received third party reimbursement under the preceding HCFA policy. Reimbursement was a significant factor considered by hospitals in determining whether to acquire new equipment.

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

RESEARCH AND DEVELOPMENT

    Research and development expenditures of $12,007,000 increased $5,824,000 or 94% for the year ended December 31, 1997 when compared to $6,183,000 for the year ended December 31, 1996. The increase in these expenses reflected a higher level of costs related to the development of new products, increases in the number of clinical trials and the cost of supporting these trials, and an increase in headcount to 39 at December 31, 1997 from 25 research and development employees at December 31, 1996.

SALES AND MARKETING

    Sales and marketing expenditures of $7,345,000 increased $4,018,000 or 121% for the year ended December 31, 1997 when compared to $3,327,000 for the year ended December 31, 1996. The increase was due primarily to a headcount increase to 27 in 1997 from nine in 1996, which resulted in significant increases in salary, commission and travel expenses. The additional headcount has been utilized in the areas of international sales, service, training and clinical support to the increasing number of clinical sites.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to $4,036,000 in 1997 from $2,403,000 in 1996. The increase for the year ended December 31, 1997 as compared to for the year ended December 31, 1996 reflected an increase in patent and patent related expenses. At December 31, 1997, Eclipse had 30 patents or allowed patent applications and 32 patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies as compared to five and 29, respectively, at December 31, 1996. The increase also reflected expenses related to being a publicly traded company, including investor relations fees, legal, accounting and stock administration expenses, which were incurred throughout the year in 1997 as compared to seven months in 1996.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest income of $2,446,000 increased $694,000 or 40% for the year ended December 31, 1997 as compared to $1,752,000 for the year ended December 31, 1996. This increase was due primarily to the funds received in connection with an initial public offering in May 1996 being invested for twelve months in 1997 as compared to seven months in 1996.

    Interest expense of $25,000 decreased $171,000 or 87% for the year ended December 31, 1997 as compared to $196,000 for the year ended December 31, 1996. This decrease reflected the use of funds from the initial public offering to repay debt, resulting in a lower debt level in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short and long-term marketable securities were $8,339,000 at December 31, 1998 compared to $35,194,000 at December 31, 1997, a decrease of 76%. Marketable securities are classified as "available-for-sale" and are readily marketable at their fair market value. Eclipse used $27,324,000 of cash for operating activities, including funding its operating loss and increases in accounts receivable and inventory in 1998.

    Since its inception, Eclipse has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, Eclipse's operations have been funded in part through sales of Eclipse's products. At December 31, 1998, Eclipse had an accumulated deficit of $48,772,000.

    Eclipse anticipates that its current cash, cash equivalents and marketable securities will be sufficient to meet Eclipse's funding requirements through at least December 31, 1999(1). There can be no assurance, however, that Eclipse will not require additional sources of cash at an earlier date in the future, depending upon the progress of expansion of Eclipse's clinical trials, any need for additional clinical trials or other testing of Eclipse's products, and the timing of other required expenditures as indicated above. If Eclipse is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to Eclipse, if at all.

------------------------

(1)   Forward looking statement.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Management does not believe that there are any recently issued accounting standards not yet adopted by Eclipse, the future adoption of which will have a material impact on Eclipse's financial position or results of operations.

YEAR 2000 COMPLIANCE

    The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for Eclipse if internal data management, accounting, manufacturing and/or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999. To address the issue Eclipse has assembled a cross-functional project team to review and assess internal software, data management and accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The project team has identified the following systems which are in the process of being evaluated:

Security systems                         Network equipment
Facility systems                         Printers, copiers and fax machines
Telephony                                Server tape backups
Servers                                  Testing equipment
Personal computers                       Miscellaneous software

    The vast majority of Eclipse's information systems hardware and software is already Year 2000 compliant. These same hardware and software systems are used for process controls in Eclipse's manufacturing operations which do not depend otherwise upon date data oriented equipment. Eclipse does not anticipate any material disruption in its operations as a result of any failure by Eclipse to be in Year 2000 compliance(1). Eclipse will estimate the cost to modify its systems to be Year 2000 compliant as part of its assessment phase, however, at present, Eclipse does not anticipate that the cost will be material to its financial condition or results of operations(1). To date as well, Eclipse believes that the cost is not material to its financial condition or results of operations.

    Eclipse's products have no internal date clocks, do not use software that is dependent on date data processing and do not have electrical ports for connection of other devices that require date date processing. This means that Eclipse products, when used as intended by Eclipse in accordance with Eclipse procedures and user/service manuals, will not be affected by the change from 1999 to 2000.

    Eclipse is also working with its suppliers of products, services and systems to assure that the products, services and systems supplied to Eclipse, and the products Eclipse supplies to its customers, are Year 2000 compliant. As a contingency plan, Eclipse intends to maintain higher inventory levels at year end to mitigate any possible supplier delays. With respect to compliance of the products Eclipse supplies to its customers, the efforts are complete as Eclipse's products are not dependent upon date data processing and the products do not have electrical ports for connection of other devices.

    Eclipse has not found it necessary to delay or cancel any internal services, programs, or projects as a result of its preparatory activities for Year 2000 compliance. Eclipse does not anticipate any material disruption in its operations as a result of any internal or external failures to be in Year 2000 compliance, however, Eclipse is prepared, as a worse-case scenario, for minor delivery delays in the receipt of materials and services(1).

    Eclipse expects that its Year 2000 compliance project will be completed prior to the second quarter of fiscal 1999 and will not have a material adverse effect on Eclipse's financial condition or overall trends in the results of operations(1). However, there can be no assurance that unexpected delays or problems,

------------------------

(1)   Forward looking statement.

including the failure to ensure the Year 2000 compliance of systems, services or products supplied to Eclipse by a third party, will not have an adverse effect on Eclipse, its financial performance, or the competitiveness or customer acceptance of its products. Further, Eclipse's current understanding of expected costs is subject to change as the project progresses and does not include the potential cost of internal software and hardware replaced in the normal course of business.

FACTORS AFFECTING FUTURE RESULTS

    ECLIPSE HAS IDENTIFIED CERTAIN FORWARD-LOOKING STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K WITH A FOOTNOTE(1) SYMBOL. ECLIPSE MAY ALSO MAKE ORAL FORWARD-LOOKING STATEMENTS FROM TIME TO TIME. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K.

    ECLIPSE OPERATES IN A DYNAMIC AND RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES NUMEROUS RISKS AND UNCERTAINTIES. THE FOLLOWING SECTION LISTS SOME, BUT NOT ALL, OF THOSE RISKS AND UNCERTAINTIES WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON ECLIPSE'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART IV--ITEM 14 OF THIS ANNUAL REPORT ON FORM 10-K.

    ECLIPSE MAY FAIL TO OBTAIN REQUIRED REGULATORY APPROVALS TO MARKET ITS PRODUCTS IN THE UNITED STATES. Eclipse may not be able to obtain the regulatory approval required for commercial sale of its laser systems in a timely manner. On February 11, 1999, Eclipse received final approval from the FDA for its TMR products for certain indications but, to date, none of its PTMR laser systems has been approved for sale in the U.S.

    The business, financial condition and results of operations of Eclipse could be materially and adversely affected by any of the following events, circumstances or occurrences related to the regulatory process:

    - delays in initiating or completing clinical trials or in the receipt of regulatory approvals;

    - the failure to obtain regulatory approvals for such products;

    - significant limitations in the indicated uses for which such products may be marketed; or

    - substantial costs incurred in obtaining such approvals.

    Eclipse must submit and the FDA must approve applications for preliminary market approval, known as a PMA, before it can sell its laser systems as medical devices. Before submitting a PMA application, Eclipse must complete clinical testing to demonstrate the safety and effectiveness of their products.

    In 1997, Eclipse submitted a PMA application to the FDA for certain applications of its TMR laser system. On October 27, 1998, an advisory panel of the FDA recommended that the FDA approve Eclipse's PMA application for the TMR laser system. Along with its approval, the FDA panel requested that Eclipse conduct postmarket surveillance in a form to be determined through further discussions with the FDA. On February 11, 1999, Eclipse received final approval from the FDA for its TMR products. Eclipse also has applied for and received IDEs to engage in various clinical trials of its PTMR products and procedures. Eclipse must successfully complete clinical trials of its PTMR products and procedures before filing a PMA application for those products and procedures.

    ECLIPSE PRODUCTS MAY CONTAIN DEFECTS WHICH COULD DELAY REGULATORY APPROVAL OR MARKET ACCEPTANCE OF ITS PRODUCTS. Eclipse may experience future product defects, malfunctions, manufacturing difficulties or recalls related to the lasers or other components used in its laser systems. Any such occurrence could cause a delay in future regulatory approvals or adversely affect the acceptance of its products and could have a material adverse effect on Eclipse's business, financial condition and results of operations.

    ECLIPSE MAY FAIL TO COMPLY WITH INTERNATIONAL REGULATORY REQUIREMENTS AND COULD BE SUBJECT TO REGULATORY DELAYS, FINES OR OTHER PENALTIES. Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. The impact of the following factors would have a material adverse effect on Eclipse's business, financial condition and results of operations:

    - delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;

    - the loss of previously obtained approvals or clearances; or

    - the failure to comply with existing or future regulatory requirements.

    Eclipse's products are subject to other regulatory requirements in the European Union and other countries. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on Eclipse's business, financial condition and results of operations.

    The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than regulatory approval. Except as stated in the following sentence, the FDA must approve exports of devices that require a PMA but are not yet approved domestically. An unapproved device may be exported without prior FDA approval to any member country of the European Union and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South
Africa:

    - if the device is approved for sale by that country; or

    - the device is for investigational use in accordance with the laws of that country.

    Eclipse received the CE Mark for its TMR laser system in December 1996 and for its PTMR laser system in July 1998. In the European Economic Area, Eclipse will be:

    - subject to continued supervision;

    - required to report any serious adverse incidents to the appropriate authorities; and

    - required to comply with additional national requirements that are outside the scope of the Medical Device Directive.

    Eclipse became ISO 9001 certified in May 1997. Eclipse may not be able to:

    - achieve or maintain the compliance required for CE marking on all or any of its products; or

    - produce its products profitably and in a timely manner while complying with the requirements of the Medical Device Directive and other regulatory requirements.

    If Eclipse fails to comply with the applicable regulatory requirements it could face:

    - fines, injunctions, civil penalties;

    - recalls or seizures of products;

    - total or partial suspensions of production;

    - refusals by foreign governments to permit product sales; and

    - criminal prosecution.

    Furthermore, if existing regulations are changed or new regulations or policies are adopted, Eclipse may:

    - not be able to obtain, or affect the timing of, future regulatory approvals or clearances;

    - not be able to obtain necessary regulatory clearances or approvals on a timely basis or at all; and

    - be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals.

    ECLIPSE PRODUCTS ARE EXPERIMENTAL AND HAVE NOT BEEN BROADLY ADOPTED BY THE MEDICAL COMMUNITY AND UNLESS THEY ARE BROADLY ADOPTED ECLIPSE'S BUSINESS WILL BE ADVERSELY AFFECTED. TMR and PTMR products using lasers are experimental and have not yet achieved broad clinical adoption. Eclipse cannot predict whether or at what rate and how broadly its products will be adopted by the medical community. The business, financial condition and results of operations of Eclipse may be adversely affected if:

    - its products fail to achieve significant clinical adoptions; or

    - its TMR or PTMR laser systems fail to achieve significant market acceptance.

    Positive endorsements by physicians are essential for clinical adoption of TMR and PTMR laser systems. Even if the clinical efficacy of TMR and PTMR laser systems is established, physicians may elect not to recommend TMR or PTMR laser systems for any number of reasons. The reasons why TMR or PTMR laser systems may effectively treat coronary artery disease are not well understood. Although Eclipse intends to use research, development and clinical efforts to understand better the physiological effects of TMR and PTMR treatments, Eclipse may not achieve such understanding on a timely basis, or at all. TMR and PTMR laser systems may not be clinically adopted unless Eclipse:

    - understands thoroughly the physiological effects of the products; and

    - disseminates such understanding within the medical community.

    Clinical adoption of these products will also depend upon:

    - the ability of Eclipse to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR and PTMR therapy; and

    - the willingness of such physicians to adopt and recommend such procedures to their patients.

    Patient acceptance of the procedure will depend on:

    - physician recommendations;

    - the degree of invasiveness;

    - the effectiveness of the procedure; and

    - the rate and severity of complications associated with the procedure as compared to other procedures.

    ECLIPSE PRODUCTS DEPEND ON TMR TECHNOLOGY WHICH IS RAPIDLY CHANGING, WHICH COULD REQUIRE ECLIPSE TO INCUR SUBSTANTIAL PRODUCT DEVELOPMENT EXPENDITURES TO RESPOND TO INDUSTRY CHANGES. TMR and PTMR laser systems are the only products of Eclipse. Accordingly, if Eclipse fails to develop and commercialize successfully its TMR and PTMR laser systems, then its business, financial condition and results of operations would be materially adversely affected.

    The medical device industry is characterized by rapid and significant technological change. The future success of Eclipse will depend in large part on its ability to respond to such changes. In addition, Eclipse must expand the indications and applications for its products by developing and introducing enhanced and new versions of its TMR and PTMR laser systems. Product research and development requires substantial expenditures and is inherently risky. Eclipse may not be able to:

    - identify products for which demand exists; or

    - develop products that have the characteristics necessary to treat particular indications.

    Even if Eclipse identifies and develops such products, it may not receive regulatory approval and may not be commercially successful.

    THIRD PARTIES MAY LIMIT THE DEVELOPMENT AND PROTECTION OF ECLIPSE'S INTELLECTUAL PROPERTY WHICH COULD ADVERSELY AFFECT ITS COMPETITIVE
POSITION.  The success of Eclipse is dependent in large part on its ability to:

    - obtain patent protection for its products and processes;

    - preserve its trade secrets and proprietary technology; and

    - operate without infringing upon the patents or proprietary rights of third parties.

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Certain competitors and potential competitors of Eclipse have obtained U.S. patents covering technology that could be used for certain TMR and PTMR procedures. There can be no assurance such competitors, potential competitors or others have not filed and do not hold international patents covering other TMR or PTMR technology. In addition, international patents may not be interpreted the same as any counterpart U.S. patents.

    In September 1995, one of Eclipse's competitors sent Eclipse a notice of potential infringement of their patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. After discussion with patent counsel, Eclipse concluded that it did not utilize the process and/or apparatus that was the subject of the patent at issue, and Eclipse provided a response to the competitor to that effect. Eclipse has not received any additional correspondence from this competitor on these matters.

    While Eclipse periodically reviews the scope of its patents and other relevant patents of which it is aware, the question of patent infringement involves complex legal and factual issues. Any conclusion regarding infringement may not be consistent with the resolution of any such issues by a court.

    Eclipse may not be able to protect its intellectual property because:

    - patents may not be issued;

    - patents may be challenged, invalidated or designed around by competitors;
      or

    - patent protection may not continue to be available for surgical methods in the future.

    COSTLY LITIGATION MAY BE NECESSARY TO PROTECT INTELLECTUAL PROPERTY
RIGHTS. Eclipse may have to engage in time consuming and costly litigation to protect its intellectual property rights or to determine the proprietary rights of others.

    In addition, Eclipse may become subject to:

    - patent infringement claims or litigation; or

    - interference proceedings declared by the U.S. Patent Office to determine the priority of inventions.

    Defending and prosecuting intellectual property suits, U.S. Patent Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Eclipse may be required to litigate further to:

    - enforce its issued patents;

    - protect its trade secrets or know-how; or

    - determine the enforceability, scope and validity of the proprietary rights of others.

    Any litigation or interference proceedings will result in:

    - substantial expense; and

    - a significant diversion of effort by technical and management personnel.

    If the results of such litigation or interference proceedings are adverse to Eclipse, then the results may:

    - subject Eclipse to significant liabilities to third parties;

    - require Eclipse to seek licenses from third parties;

    - prevent Eclipse from selling its products in certain markets, or at all;
      or

    - require Eclipse to modify its products.

    Although patent and intellectual property disputes regarding medical devices are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available on satisfactory terms, if at all.

    Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent Eclipse from manufacturing and selling its products. This would have a material adverse effect on Eclipse's business, financial condition and results of operations.

    ECLIPSE RELIES ON PATENT AND TRADE SECRET LAWS WHICH ARE COMPLEX AND MAY BE DIFFICULT TO ENFORCE. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Issued patents or patents based on pending patent applications or any future patent application may not exclude competitors or may not provide a competitive advantage to Eclipse. In addition, patents issued or licensed to Eclipse may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents.

    Furthermore, there can be no assurance that competitors:

    - have not developed or will not develop similar products;

    - will not duplicate products of Eclipse; or

    - will not design around any patents issued to or licensed by Eclipse.

    Since patent applications in the U.S. are maintained in secrecy until patents issue, Eclipse cannot be certain:

    - others did not first file applications for inventions covered by their pending patent applications; nor

    - that they will not infringe any patents that may issue to others on such applications.

    The U.S. patent laws were recently amended to exempt physicians, other healthcare professionals, and affiliated entities from infringement liability for medical and surgical procedures performed on patients. Eclipse is not able to predict if this amendment will materially affect its ability to protect its proprietary methods and procedures.

    Competitors may:

    - independently develop proprietary information substantially equivalent to the proprietary information and techniques of Eclipse; or

    - otherwise gain access to its proprietary technology.

    In addition to its patents, Eclipse relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. Eclipse may not be able to meaningfully protect its unpatented technology because:

    - its employees, consultants and advisors may breach their confidentiality and invention assignment agreements and there may not be an adequate remedy for such breach;

    - its competitors may independently develop substantially equivalent proprietary information and techniques; or

    - competitors may otherwise gain access to Eclipse's proprietary technology.

    The inability of Eclipse to protect its unpatented intellectual property could materially adversely affect its business.

    ECLIPSE FACES INTENSE COMPETITION AND COMPETITIVE PRODUCTS COULD RENDER ITS PRODUCTS OBSOLETE. The market for TMR and PTMR laser systems is intensely competitive and is constantly becoming more competitive. If competitors are more effective in developing new products and procedures and marketing existing and future products, the business, financial condition and results of operations of Eclipse may be materially adversely affected.

    The market for TMR and PTMR laser systems is characterized by rapid technical innovation. Accordingly, competitors may succeed in developing TMR and PTMR products or procedures that:

    - are more effective than products marketed by Eclipse;

    - are more effectively marketed than products marketed by Eclipse; or

    - may render the products or technology of Eclipse obsolete.

    Eclipse competes with:

    - PLC Systems, Inc.;

    - U.S. Surgical Corporation; and

    - Johnson & Johnson.

    Each of these competitors are currently selling TMR and/or PTMR products for investigational use in the U.S. and abroad. Certain companies, including PLC, have:

    - completed enrollment in randomized clinical trials of products and procedures involving TMR; and

    - received regulatory approvals in U.S. and Europe to begin commercially marketing their various TMR products.

    Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants. PLC obtained a PMA approval of it's TMR laser system in 1998 and thus, would be able to capture a greater market share.

    Even with the FDA approval for it's TMR laser, will face competition for market acceptance and market share for that product. Eclipse's ability to compete may depend in significant part on the timing of the introduction of competitive products into the market, which will be affected by the pace, relative to competitors, at which it is able to:

    - develop products;

    - complete clinical testing and regulatory approval processes;

    - obtain third party reimbursement acceptance; and

    - supply adequate quantities of the product to the market.

    ECLIPSE SELLS ITS PRODUCTS INTERNATIONALLY WHICH SUBJECTS IT TO CERTAIN SIGNIFICANT RISKS OF TRANSACTING BUSINESS IN FOREIGN COUNTRIES. The international revenue of Eclipse is subject to the following risks:

    - foreign currency fluctuations;

    - economic or political instability;

    - foreign tax laws;

    - shipping delays;

    - various tariffs and trade regulations;

    - restrictions and foreign medical regulations;

    - customs duties, export quotas or other trade restrictions; and

    - difficulty in protecting intellectual property rights.

    Any of these factors could have a material adverse effect on the business, financial condition and results of operations of Eclipse.

    ECLIPSE'S PRODUCTS ALSO COMPETE WITH ALTERNATIVE TREATMENT METHODS AND ITS PRODUCTS MUST REPLACE THESE METHODS TO BE COMMERCIALLY SUCCESSFUL. Many of the medical indications that may be treatable with TMR and PTMR laser systems are currently being treated by drug therapies or surgery and other interventional therapies, including percutanous transluminal coronary angioplasty (known as PTCA) and coronary artery bypass grafts.

    The business, financial condition and results of operations of Eclipse would be materially adversely affected if TMR technology fails:

    - to replace or augment existing therapies; or

    - to be more effective, safer or more cost effective than new therapies.

    A number of the existing therapies:

    - are widely accepted in the medical community;

    - have a long history of use; and

    - continue to be enhanced rapidly.

    Procedures using TMR and PTMR technology may not be able to replace or augment such established treatments. Clinical research results may not support the use of TMR or PTMR procedures to augment or replace existing treatments.

    Others are developing new surgical procedures and new drug therapies to treat coronary artery disease. These new procedures and drug therapies could be more effective, safer or more cost effective than TMR and PTMR laser systems.

    The market acceptance and commercial success of Eclipse's TMR and PTMR laser systems will depend not only upon their safety and effectiveness, but also upon the relative safety and effectiveness of alternative treatments.

    ECLIPSE HAS A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE
FUTURE. Eclipse has incurred significant losses since inception and may not achieve or sustain profitability in the future. Eclipse's revenues and operating income will be constrained:

    - until such time, as Eclipse obtains FDA and other regulatory approvals for its PTMR products;

    - for an uncertain period of time after such approvals are obtained; and

    - until the medical community embraces laser systems as an effective treatment for coronary artery disease.

    IF ECLIPSE EXPERIENCES INCREASED DEMAND FOR ITS PRODUCTS, IT MAY NOT BE ABLE TO EXPAND ITS BUSINESS TO MEET SUCH DEMAND. Eclipse may be required to expand its business to:

    - complete the clinical trials that are currently in progress;

    - prepare additional products for clinical trials;

    - develop future products; and

    - generally compete successfully.

    Such expansion could place a significant strain on Eclipse's managerial, operational and financial systems and resources. To accommodate such expansion and compete effectively, Eclipse must:

    - improve information systems, procedures and controls; and

    - expand, train, motivate and manage its employees.

    ECLIPSE DEPENDS ON SINGLE SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS AND PRODUCTION COULD BE INTERRUPTED IF A KEY SUPPLIER HAD TO BE REPLACED. Eclipse currently purchases certain critical laser and fiber-optic components from single sources. Although Eclipse has identified alternative suppliers, a lengthy process would be required to qualify them as additional or replacement suppliers. Any significant interruption in the supply of critical materials or components could adversely affect the ability of Eclipse to manufacture its products and could materially adversely affect its manufacturing operations, business and results of operations.

    Eclipse anticipates that products will be manufactured based on forecasted demand and will seek to purchase subassemblies and components in anticipation of the actual receipt of purchase orders from customers. Lead times for materials and components vary significantly and depend on factors such as the business practices of each specific supplier and the terms of particular contracts, as well as the overall market demand for such materials and components at any given time. If the forecasts are inaccurate, Eclipse could experience fluctuations in inventory levels, resulting in excess inventory, or shortages of critical components, either of which could materially adversely affect its business and results of operations.

    Certain suppliers to Eclipse could have difficulty expanding their manufacturing capacity to meet the needs of Eclipse if demand for Eclipse's TMR and PTMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers could cause a delay in regulatory approvals or adversely affect product acceptance. There can be no assurance that:

    - materials obtained from outside suppliers will continue to be available in adequate quantities; or

    - alternative suppliers can be located on a timely basis.

    Eclipse operates on a purchase order basis with most of its suppliers. Such vendors could at any time determine to cease the supply and production of such components.

    ECLIPSE HAS LIMITED MANUFACTURING EXPERIENCE WHICH COULD PREVENT IT FROM SUCCESSFULLY INCREASING CAPACITY IN RESPONSE TO MARKET DEMAND. Eclipse has limited experience in manufacturing products. Manufacturers often encounter difficulties in increasing production, including problems involving:

    - production yields;

    - adequate supplies of components;

    - quality control and assurance (including failure to comply with GMP regulations, international quality standards and other regulatory requirements); and

    - shortages of qualified personnel.

    There can be no assurance that Eclipse:

    - will be able to successfully increase manufacturing capacity; or

    - will be able to avoid manufacturing difficulties or product recalls.

    ECLIPSE MUST COMPLY WITH FDA MANUFACTURING STANDARDS OR FACE FINES OR OTHER PENALTIES INCLUDING SUSPENSION OF PRODUCTION. Eclipse is required to demonstrate compliance with the FDA's current good manufacturing practices regulations if it markets devices in the U.S. or manufactures finished devices in the U.S. The FDA inspects manufacturing facilities on a regular basis to determine compliance. If they fail to comply with applicable FDA or other regulatory requirements, Eclipse can be subject to:

    - fines, injunctions, and civil penalties;

    - recalls or seizures of products;

    - total or partial suspensions of production; and

    - criminal prosecutions.

    TO EXPAND ITS BUSINESS, ECLIPSE WILL BE REQUIRED TO ESTABLISH EFFECTIVE SALES, MARKETING AND DISTRIBUTION PROCESSES AND IT HAS LIMITED EXPERIENCE TO DATE ESTABLISHING THESE OPERATIONS. To expand its business, Eclipse must establish effective processes to sell, market and distribute products. To date, Eclipse has had limited sales which have consisted primarily of sales of its TMR and PTMR laser systems for investigational use only. For this reason, Eclipse has maintained only a limited sales and marketing organization.

    With the recent FDA approval of it's TMR laser, Eclipse expects to market its TMR products through a direct sales force and through relationships with distributors or agents. This will require substantial management efforts and financial resources. If Eclipse is not able to establish relationships with distributors, or if such distributors are not effective, its business and results of operations could be materially adversely affected.

    ECLIPSE MAY NEED ADDITIONAL CAPITAL OR IT WILL BE UNABLE TO CONTINUE EXPANDING ITS CLINICAL TRIALS AND TESTING ITS PRODUCTS. Eclipse currently anticipates that its cash balances, together with sales of products for investigational and approved use, will be sufficient to meet its capital requirements for the next twelve months. If Eclipse cannot raise enough additional funds, it may not be able to continue expanding its clinical trials and testing its products. If this were to occur, Eclipse's business, results of operations, financial condition and prospects would be materially adversely affected.

    Eclipse may require additional sources of cash at an earlier date. The need for additional cash will depend upon the progress or expansion of clinical trials and any need for additional trials or other testing of products and the timing of these expenditures. Additional financing may not be available when needed or on satisfactory terms, if at all.

    ECLIPSE WILL BE UNABLE TO OBTAIN ADDITIONAL FDA APPROVAL IF ITS PRODUCTS ARE NOT PROVEN SAFE AND EFFECTIVE IN CLINICAL SITES. The FDA has not approved Eclipse's PTMR laser systems for any indication in the United States. There can be no assurance regarding the clinical safety or efficacy of such systems. Conducting clinical trials will:

    - require substantial financial and management resources; and

    - take several years.

    Eclipse cannot determine if its TMR and PTMR laser systems will prove to be safe or effective. The business, financial condition, and results of operations of Eclipse will be materially and aversely affected if its TMR and PTMR laser systems do not prove to be safe and effective in clinical trials.

    ECLIPSE MAY SUFFER LOSSES FROM PRODUCT LIABILITY CLAIMS IF ITS PRODUCTS CAUSE HARM TO PATIENTS. Eclipse is exposed to:

    - potential product liability claims; and

    - product recalls.

    These risks are inherent in the design, development, manufacture and marketing of medical devices. Eclipse's products are designed to be used in life-threatening situations where there is a high risk of serious injury or death and Eclipse could be subject to product liability claims if the use of its TMR or PTMR laser systems is alleged to have caused adverse effects on a patient or such products are believed to be defective.

    Any regulatory clearance for commercial sale of these products will not remove these risks. Any failure to comply with the FDA's GMP or other regulations could have a material adverse effect on the ability of Eclipse to defend against product liability lawsuits. Although Eclipse has never experienced any product liability claims to date, any such claims could have a material adverse effect on Eclipse's business, financial condition and results of operations.

    ECLIPSE'S INSURANCE MAY BE INSUFFICIENT TO COVER PRODUCT LIABILITY CLAIMS. There can be no assurance that the product liability insurance maintained by Eclipse will:

    - be adequate for any future product liability problems; or

    - continue to be available on commercially reasonable terms, or at all.

    If Eclipse was held liable for a product liability claim or series of claims in excess of its insurance coverage, such liability could have a material and adverse effect on Eclipse's business, financial condition and results of operations.

    Eclipse maintains insurance against product liability claims in the amount of:

    - $10 million per occurrence; and

    - $10 million in the aggregate.

    These coverage limits may not adequately protect Eclipse from liabilities it may incur in connection with the development, manufacture and sale of its products since:

    - TMR technology is not well understood; and

    - there is a lack of data regarding the clinical safety and efficacy of TMR and PTMR laser systems.

    Eclipse may require increased product liability coverage if any products are commercialized. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all.

    ECLIPSE MAY EXPERIENCE ADVERSE EFFECTS RELATED TO YEAR 2000 ISSUES AFFECTING ITS SUPPLIERS. Many currently installed computer systems and software products experience functional difficulty distinguishing between the year 2000 from the year 1900. This is commonly known as the Year 2000 Problem. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly in the future.

    As the products that Eclipse itself supplies to its customers are not dependent upon date data processing and do not have electrical ports for the connection of other devices, Eclipse believes that these products are Year 2000 compliant.

    Eclipse does not anticipate any material disruption in its operations as a result of any internal or external Year 2000 compliance problems. However, Eclipse will prepare for minor delays in the receipt of materials and services as a result of third parties' failures to meet Year 2000 requirements. Eclipse cannot assure you that its preparations will be successful or that it will not experience unexpected delays or problems as a result of Year 2000 problems.

    Eclipse is also working with its suppliers to ensure that its suppliers are Year 2000 compliant. If Eclipse is not able to procure adequate supplies, it will not be able to manufacture and sell its products, which would have a significant material adverse effect on its business and results of operations. Eclipse believes that the foregoing describes its most reasonably likely worst case Year 2000 scenario.

    As a contingency plan, Eclipse intends to maintain higher inventory levels at year end to mitigate any possible supplier delays. With respect to compliance of the products Eclipse supplies to its customers, the efforts are complete as Eclipse's products are not dependent upon date data processing and the products do not have electrical ports for connection of other devices.

    Eclipse has not found it necessary to delay or cancel any internal services, programs, or projects as a result of its preparatory activities for Year 2000 compliance. Eclipse does not anticipate any material disruption in its operations as a result of any internal or external failures to be in Year 2000 compliance, however, Eclipse is prepared, as a worse-case scenario, for minor delivery delays in the receipt of materials and services(1).

    Eclipse expects that its Year 2000 compliance project will be completed prior to the second quarter of fiscal 1999 and will not have a material adverse effect on Eclipse's financial condition or overall trends in the results of operations(1). However, there can be no assurance that unexpected delays or problems, including the failure to ensure the Year 2000 compliance of systems, services or products supplied to Eclipse by a third party, will not have an adverse effect on Eclipse, its financial performance, or the competitiveness or customer acceptance of its products. Further, Eclipse's current understanding of expected costs is subject to change as the project progresses and does not include the potential cost of internal software and hardware replaced in the normal course of business.

    THE OPERATING RESULTS OF ECLIPSE ARE EXPECTED TO FLUCTUATE AND QUARTER TO QUARTER COMPARISONS OF ITS RESULTS MAY NOT INDICATE FUTURE
PERFORMANCE. Eclipse's operating results have fluctuated significantly from quarter to quarter and are expected to fluctuate significantly from quarter to quarter in the future due to a number of events and factors, including:

    - the timing and results of clinical trials;

    - delays associated with the FDA and other regulatory approval processes;

    - the enactment of healthcare reform legislation and any changes in third party reimbursement policies;

    - the level of product demand and the timing of customer orders;

    - changes in competitive pricing policies;

    - the ability to develop, introduce and market new and enhanced versions of products on a timely basis;

    - deferrals in customer orders in anticipation of new and enhanced products;

    - product quality problems;

    - personnel changes;

    - changes in strategy; and

    - the level of international sales.

    Eclipse believes that quarter to quarter comparisons of its operating results may not be a good indication of its future performance. It is likely that the operating results of Eclipse for a future quarter will

------------------------

(1)   Forward looking statement.

fall below the expectations of public market analysts and investors. If this occurs, the price of Eclipse's Common Stock may fall, perhaps substantially.

    ECLIPSE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ITS PRODUCTS IF IT FAILS TO OBTAIN ACCEPTANCE OF THIRD PARTY REIMBURSEMENT FOR THE PROCEDURES PERFORMED WITH ITS PRODUCTS. Few individuals are able to pay directly for the costs associated with the use of Eclipse's products. In the U.S., hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. A failure by third party payors to provide adequate reimbursement from the TMR and PTMR procedures that use Eclipse's products would have a material adverse effect on Eclipse's business, financial condition, and results of operations.

    In January 1999, HCFA announced coverage policy for FDA approved TMR systems for any manufacturer's TMR procedures. Eclipse has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that private insurance and private health plans will approve reimbursement for TMR or PTMR.

    Although Eclipse does not anticipate receiving reimbursements for their laser systems from Medicare during their clinical trials, it will seek reimbursement from other third party payors. There can be no assurance, however, that such reimbursement will be available.

    Third party payors may deny reimbursement if they determine that the device used in a treatment is:

    - unnecessary;

    - inappropriate;

    - experimental;

    - used for a non-approved indication; or

    - not cost-effective.

    Potential purchasers must determine whether the clinical benefits of Eclipse's TMR and PTMR laser systems justify:

    - the additional cost or the additional effort required to obtain prior authorization or coverage; and

    - the uncertainty of actually obtaining such authorization or coverage.

    ECLIPSE MAY NOT ACHIEVE WIDE ACCEPTANCE OF ITS PRODUCTS IN FOREIGN MARKETS IF IT FAILS TO OBTAIN THIRD PARTY REIMBURSEMENTS FOR THE PROCEDURES PERFORMED WITH ITS PRODUCTS. If Eclipse obtains the necessary foreign regulatory registrations or approvals, market acceptance of its products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. They include both government sponsored healthcare and private insurance. Although Eclipse expects to seek international reimbursement approvals, there can be no assurance that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on the market acceptance of TMR and PTMR products in the international markets in which such approvals are sought.

    OVERALL INCREASES IN MEDICAL COSTS COULD ADVERSELY AFFECT ECLIPSE'S BUSINESS. Eclipse believes that the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services, including products offered by it. There can be no assurance in either U.S. or international markets that:

    - third party reimbursement and coverage will be available or adequate;

    - current reimbursement amounts will not be decreased in the future; or

    - future legislation, regulation or reimbursement policies of third party payors will not otherwise adversely affect the demand for or the ability of Eclipse to profitably sell its products.

    Fundamental reforms in the healthcare industry in the U.S. and Europe continue to be considered. Eclipse cannot predict whether or when any healthcare reform proposals will be adopted and what effect such proposals might have on its business.

    COMPLETION OF BUSINESS COMBINATION WITH CARDIOGENESIS. On March 17, 1999, Eclipse announced the completion of the business combination between CardioGenesis and itself. Eclipse may, from time to time, acquire or invest in other complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, other than the transaction with CardioGenesis, Eclipse's management frequently evaluates the strategic opportunities available related to complimentary businesses, products or technologies. The process of integrating an acquired company's business into Eclipse's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Eclipse's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. The business combination with CardioGenesis or any future acquisitions or investments by Eclipse could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect Eclipse's operating results and financial condition.

    DEPENDENCE ON KEY PERSONNEL. Eclipse's future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. Douglas Murphy-Chutorian, M.D., will remain as Chairman of the Board of the combined company. Allen W. Hill, President and Chief Executive Officer of CardioGenesis, has also become President and Chief Executive Officer of the combined company. Richard L. Mueller, Jr., will no longer continue to be President and Chief Operating Officer. Eclipse maintained key person life insurance policies on both Dr. Murphy-Chutorian and Mr. Mueller in the amount of $2 million in total and intend to maintain similar insurance in the future for its key personnel.

    Eclipse's future business and results of operations also depend in significant part upon its ability to attract and retain additional qualified management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and Eclipse may not be successful in attracting or retaining such personnel. If Eclipse loses a key employee or if a key employee fails to perform in his or her current position, or if Eclipse is not able to attract and retain skilled employees as needed, its business and results of operations could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Eclipse has an investment portfolio of fixed income securities that are classified as "available-for-sale securities". These securities are subject to interest rate risk and will fall in value if market interest rates increase. Eclipse attempts to limit this exposure by investing in securities that will mature within 24 months.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14 below and the Index therein for a listing of the consolidated financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The names of the directors and executive officers are set forth:

NAME                                                  AGE                              POSITION
------------------------------------------------      ---      ---------------------------------------------------------
Douglas Murphy-Chutorian, M.D...................          44   Chairman of the Board and Chief Executive Officer
Richard L. Mueller, Jr..........................          43   President, Chief Operating Officer and Director
Robert L. Mortensen.............................          64   Director
Iain M. Watson..................................          43   Director
Alan L. Kaganov, Sc.D...........................          60   Director

    DOUGLAS MURPHY-CHUTORIAN, M.D. has been Chairman of the Board and Chief Executive Officer of Eclipse since June 1989. Dr. Murphy-Chutorian was also Chairman of the Board of Atlantis Catheter Company, Inc. ("Atlantis") from November 1993 to March 1996 when Atlantis was acquired by Biocompatibles International plc. Since 1997, Dr. Murphy-Chutorian has been the Chairman of the Board of MicroHeart Holdings, Inc. ("MHH"). Dr. Murphy-Chutorian is an interventional cardiologist and served as a Clinical Assistant Professor in the Department of Cardiology and Cardiovascular Medicine at Albert Einstein College of Medicine (Montefiore Division) and Stanford University Medical Center from 1986 through July 1990. He is currently a member of the voluntary clinical staff of Stanford University Medical Center and of Montefiore Medical Center. Dr. Murphy-Chutorian received his M.D. degree from the College of Physicians and Surgeons, Columbia University, completed his residency at New York University/Bellevue Hospital and completed his cardiology training at Stanford University Medical Center.

    RICHARD L. MUELLER, JR. has been President and Chief Operating Officer of Eclipse since December 1995. From May 1994 until December 1995, Mr. Mueller was Vice President of Research and Development at Heartport, Inc., a minimally-invasive cardiac surgery company. From November 1990 until May 1994, Mr. Mueller was Director of Research and Development at Origin Medsystems, Inc., an endosurgical device manufacturer. From March 1987 until November 1990, Mr. Mueller was Director of New Product Development at Devices for Vascular Intervention, Inc., a coronary atherectomy manufacturer. Since September 1998, Mr. Mueller has been the President and Chief Executive Officer of MHH. Mr. Mueller holds a B.S.E.E. degree from Northwestern Polytechnic University and a B.S. degree in business management from Westminster College.

    ROBERT L. MORTENSEN has been a director of Eclipse since April 1992. Since 1984, Mr. Mortensen has been either President or Chairman of the Board and a director of Lightwave Electronics Corporation, a solid-state laser company that he founded. He holds an M.B.A from Harvard University.

    IAIN M. WATSON has been a director of Eclipse since April 1992. Since September 1993, Mr. Watson has been President of HAL Investments, Inc., an investment company. From 1980 to September 1993, Mr. Watson held various positions with the Boston Consulting group, a management consulting firm. Mr. Watson holds an M.B.A. from Harvard University.

    ALAN L. KAGANOV, SC.D has been a director of Eclipse since January 1997. Since July 1996, Dr. Kaganov has been a Venture Partner at U.S. Venture Partners. From May 1993 to June 1996 Dr. Kaganov was Vice President of Business Development and Strategic Planning at Boston Scientific Corporation. From June 1991 until December 1992 he was President and CEO of EP Technologies, a catheter-based electrophysiology company. Dr. Kaganov has a Masters and Doctorate of Science in biomedical engineering from Columbia University and an M.B.A. from New York University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission (the "SEC") thereunder require the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 1998 to December 31, 1998, all of the Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except for the following: Stuart Harman, Vice President of Product Development of the Company, filed a Form 5 approximately one month late to report the private purchases of 190 shares on each of May 15, 1997 and November 14, 1997 and Alan Kaganov, a director of the Company filed a Form 5 approximately one month late to report the grant of options to purchase 52,500 shares of Common Stock of the Company on December 12, 1997.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER MATTERS.

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth information regarding the compensation of the Chief Executive Officer and each of the four other most highly compensated officers of Eclipse (each, a "Named Executive Officer") for services rendered in all capacities to Eclipse for the fiscal years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                       -------------
                                                                ANNUAL COMPENSATION     SECURITIES
                                                    FISCAL     ----------------------   UNDERLYING        ALL OTHER
          NAME AND PRINCIPAL POSITION                YEAR      SALARY ($)  BONUS ($)   OPTIONS/SARS    COMPENSATION(1)
------------------------------------------------  -----------  ----------  ----------  -------------  -----------------
Douglas Murphy-Chutorian, M.D...................        1998   $  295,190  $  100,000       50,000        $   7,236
  Chairman of the Board and Chief                       1997      267,099      22,119           --            5,905
  Executive Officer                                     1996      228,552      33,746           --              830

Richard L. Mueller, Jr..........................        1998      232,275      50,000       50,000            1,831
  President and Chief Operating Officer                 1997      193,327      15,166           --            1,257
                                                        1996      163,423      22,263           --              648

Linda Fenney, M.D...............................        1998      190,552      39,892        9,999              151
  Vice President, Medical Affairs                       1997      176,554      13,964       20,000               32
                                                        1996      133,340      18,063           --              767

Vurnetha R. Bitoy...............................        1998      188,282      16,945       25,000               --
  Vice President, Sales and Marketing                   1997       75,000       4,800       50,000               --
                                                        1996           --          --           --               --

William E. Picht................................        1998      181,500      16,335       15,000              745
  Vice President, Operations                            1997      170,373      21,120           --              248
                                                        1996       56,814       7,599       75,000               --

------------------------

(1) Life insurance premiums

OPTIONS GRANTED IN FISCAL 1998

    The following tables set forth information regarding stock options granted to and exercised by the Named Executive Officers during Eclipse's fiscal year ended December 31, 1998, the last day of Eclipse's 1998 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS(1)

                                                                                                      POTENTIAL REALIZABLE
                                                              % OF TOTAL                                VALUE AT ANNUAL
                                                 NUMBER OF      OPTIONS                               RATES OF STOCK PRICE
                                                SECURITIES    GRANTED TO     EXERCISE                   APPRECIATION FOR
                                                UNDERLYING     EMPLOYEES       PRICE                     OPTION TERM(2)
                                                  OPTIONS      IN FISCAL        PER      EXPIRATION   --------------------
NAME                                              GRANTED        YEAR          SHARE        DATE         5%         10%
----------------------------------------------  -----------  -------------  -----------  -----------  ---------  ---------
Douglas Murphy-Chutorian, M.D.................      50,000          8.5%     $    6.88     02/10/98   $   8,633  $  17,266
Richard L. Mueller, Jr........................      50,000          8.5%     $    6.88     02/10/98       8,634     17,268
Linda Fenney, M.D.............................       9,999          1.7%     $    6.94     03/03/98          --         --
Vurnetha R. Bitoy.............................      25,000          4.2%     $    6.88     02/10/98       3,048      6,096
William E. Picht..............................      15,000          2.5%     $    5.88     01/02/98       2,590      5,180

------------------------

(1) Each of these options was granted pursuant to Eclipse's Option Plan.

(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent Eclipse's estimate or projection of future increases in the price of its Common Stock.

OPTIONS OUTSTANDING IN FISCAL YEAR 1998

    The following table sets forth certain information for the year ended December 31, 1998 concerning exercised, exercisable and unexercisable stock options held by each of the Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                  FISCAL YEAR-END OPTIONS
                                                                  -------------------------------------------------------
                                                                          NUMBER OF              VALUE OF UNEXERCISED
                                             SHARES                  UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                                            ACQUIRED                 AT FISCAL YEAR-END:         AT FISCAL YEAR-END(1)
                                               ON        VALUE    --------------------------  ---------------------------
                                            EXERCISE   REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
                                            ---------  ---------  -----------  -------------  ------------  -------------
Douglas Murphy-Chutorian, M.D.............         --         --      20,835        29,165    $      9,126   $    12,774
Richard L. Mueller, Jr....................         --         --     770,837        29,163       4,241,377        12,773
Linda Fenney, M.D.........................         --         --          --         9,999         363,974         3,755
Vurnetha R. Bitoy.........................         --         --          --        25,000              --        10,950
William E. Picht..........................         --         --       6,251         8,749           8,989        12,581

------------------------

(1) The value for an "in the money" option represents the difference between the exercise price of such option as determined by Eclipse's Board of Directors and the fair market value of Eclipse's Common Stock at December 31, 1998, multiplied by the total number of shares subject to the option.

DIRECTORS COMPENSATION

    Directors who are not compensated as employees or consultants to Eclipse receive a retainer of $10,000 per year for serving on the Board of Directors, plus fees of $1,500 per board meeting and $1,500 per committee meeting, provided such committee meeting does not occur on the same day as a board meeting.

    Eclipse also has a Director Stock Option Plan for non-employee directors. Directors Alan L. Kaganov, Iain M. Watson and Robert L. Mortensen were each granted an option to purchase an aggregate of 7,500 shares of Common Stock pursuant to such plan in fiscal 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors for the year ended December 31, 1998 consisted of Messrs. Mortensen and Watson. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

    The Compensation Committee (the "Committee") of the Board reviews and approves Eclipse's executive compensation policies. The Committee administers Eclipse's various incentive plans, including the Stock Option Plan and the Employee Stock Purchase Plan, sets compensation policies applicable to Eclipse's executive officers and evaluates the performance of Eclipse's executive officers. The compensation levels of Eclipse's executive officers for the fiscal year ended December 31, 1998, including base salary levels, potential bonuses and stock option grants were determined by the Committee at the beginning of the fiscal year. The following is a report of the Committee describing compensation policies and rationale applicable with respect to the compensation paid to Eclipse's executive officers for the fiscal year ended December 31, 1998.

    The members of the Compensation Committee of the Board of Directors are Messrs. Mortensen and Watson, neither of whom is an employee of Eclipse.

COMPENSATION PHILOSOPHY

    Eclipse's executive compensation programs are designed to attract, motivate and retain executives who will contribute significantly to the long-term success of Eclipse and the enhancement of stockholder value. In addition to base salary, certain elements of total compensation are payable in the form of variable incentive plans tied to the performance of Eclipse and the individual, and in the equity-based plans designed to closely align executive and stockholder interests.

BASE SALARY

    Base salary for executives, including that of the chief executive officer, is set according to the responsibilities of the position, the specific skills and experience of the individual and the competitive market for executive talent. In order to evaluate the competitive position of Eclipse's salary structure, the Committee makes reference to compensation surveys of comparable companies in the high-technology sector, Eclipse's industry and its geographic location. Executive salary levels are set to approximate average rates, with the intent that superior performance under incentive bonus plans will enable the executive to elevate his total cash compensation levels that are above average of comparable companies. The Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities.

STOCK OPTION PLAN

    The Committee believes that Eclipse's Stock Option Plan (The "Option Plan") is an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serves to motivate executives to make decisions that will, in the long run, give the best returns to stockholders. Stock options are generally granted when an executive joins Eclipse, with subsequent grants also taking into account the individual's performance and the vesting status of previously granted options. These options typically vest over a three year period and are granted at an exercise price equal to the fair market value of Eclipse's Common Stock at the date of grant. The size of initial option grants is based upon the position, responsibilities and expected contribution of the individual. This approach is designed to maximize stockholder value over a long term, as no benefit is realized from the option grant unless the price of Eclipse's Common Stock has increased over a number of years.

    In addition to the Option Plan, executive officers are eligible to participate in Eclipse's Employee Stock Purchase Plan. This plan allows employees to purchase Eclipse's Common Stock at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or the fair market value at the end of the purchase period.

    Other elements of executive compensation include life and long-term disability insurance, medical benefits and a 401(k) deferred compensation plan with no Eclipse matching contribution for the fiscal year ended December 31, 1998. All such benefits are available to all regular, full-time employees of Eclipse.

    The foregoing report has been furnished by the Compensation Committee of the Board of Directors of Eclipse. The Compensation Committee consisted of Robert L. Mortenson and Iain M. Watson.

PERFORMANCE GRAPH

    The following graph sets forth Eclipse's total cumulative stockholder return as compared to the Nasdaq Index and the Nasdaq Medical Devices, Instruments, and Supplies, Manufacturers and Distributors Total Return Index (SIC codes 384). Total stockholder return assumes $100 invested at the beginning of the period in the Common Stock of Eclipse, the stocks represented in the Nasdaq Index and the stocks represented in the Nasdaq Medical Devices, Instruments, and Supplies, Manufacturers and Distributors Total Return Index respectively. Total return also assumes reinvestment of dividends; Eclipse has paid no dividends on its Common Stock.

                     COMPARISON OF CUMULATIVE TOTAL RETURNS

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

            ECLIPSE SURGICAL TECHNOLOGIES,
                         INC.                 NASDAQ INDEX   NASDAQ MEDICAL DEVICES INDEX
5/31/96                                $100            $100                          $100
6/30/96                                 $83             $95                           $81
9/30/96                                 $73             $99                           $88
12/31/96                                $53            $104                           $76
3/31/97                                 $36             $98                           $72
6/30/97                                 $48            $116                           $76
9/30/97                                 $54            $136                           $71
12/31/97                                $36            $127                           $59
3/31/98                                 $77            $149                          $109
6/30/98                                 $61            $153                          $104
9/30/98                                 $55            $139                           $92
12/31/98                                $44            $179                          $112

    Historical stock price performance should not be relied upon as indicative of future stock price performance.

                                                                          NASDAQ MEDICAL DEVICES,
                                                                        INSTRUMENTS, AND SUPPLIES,
                                 ECLIPSE SURGICAL                     MANUFACTURERS AND DISTRIBUTORS
                                TECHNOLOGIES, INC.    NASDAQ INDEX          TOTAL RETURN INDEX
                                -------------------  ---------------  -------------------------------
05/31/96......................       $     100          $     100                $     100
06/30/96......................              83                 95                       81
09/30/96......................              73                 99                       88
12/31/96......................              53                104                       76
03/31/97......................              36                 98                       72
06/30/97......................              48                116                       76
09/30/97......................              54                136                       71
12/31/97......................              36                127                       59
03/31/98......................              77                149                      109
06/30/98......................              61                153                      104
09/30/98......................              55                139                       92
12/31/98......................              44                179                      112

    All information contained herein is obtained from sources believed to be accurate and reliable, but, because of the possibility of human and mechanical error as well as other factors, all information is provided "as is" without warranty of any kind, and The Nasdaq Stock Market, Inc. expressly disclaims all express and implied warranties of any kind and makes no representations or warranties, expressed or implied, to any person or entity, as to the accuracy, timeliness, completeness, merchantability or fitness for any particular purpose.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of March 1, 1999 (except as noted in the footnotes) certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) each of the Named Executive Officers and (iii) all directors and executive officers as a group. There are no persons known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Except as indicated in the footnotes to this table, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                           SHARES OF COMMON STOCK
                                                                                            BENEFICIALLY OWNED(1)
                                                                                           -----------------------
                                                                                                       PERCENTAGE
                               NAME OF BENEFICIAL OWNER(2)                                   NUMBER     OWNERSHIP
-----------------------------------------------------------------------------------------  ----------  -----------
Douglas Murphy-Chutorian, M.D.(3)........................................................   4,937,309       28.0%
  c/o Eclipse Surgical Technologies, Inc.
  1049 Kiel Court, Sunnyvale, CA 94089

Tawfeek Shaheen..........................................................................   1,090,689        6.2%
  Box 316, Sonoma, CA 95476

Richard L. Mueller(4)....................................................................     778,614        4.2%

Iain M. Watson(5)........................................................................     204,132        1.2%

Stuart D. Harman(6)......................................................................     105,814           *

Robert L. Mortensen(7)...................................................................      80,196           *

Linda Fenney(8)..........................................................................      79,324           *

Alan L. Kaganov, Sc.D(9).................................................................      53,199           *

William E. Picht(10).....................................................................      68,391           *

Janet K. Castaneda(11)...................................................................      37,993           *

Vurnetha R. Bitoy(12)....................................................................      35,851           *

Jeffrey Green............................................................................         116           *

Kenneth Bennert..........................................................................          --           *

All directors and officers as a group
  (12 persons)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)......................................   6,380,939       33.7%

------------------------

* Less than 1%.

 (1) Percentage ownership is based on 17,630,675 shares of Common Stock outstanding as of March 1, 1999.

 (2) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

 (3) Includes an aggregate of 3,581,724 shares of Common Stock held by Leslie Murphy-Chutorian, the wife of Dr. Murphy-Chutorian, and by Mrs. Murphy-Chutorian as Trustee of the Murphy-Chutorian Family Trust UDT dated 1-13-97. Also includes 23,612 shares subject to stock options held by Dr. Murphy-Chutorian that are exercisable within 60 days of March 1, 1999.

 (4) Includes 773,614 shares subject to stock options held by Mr. Mueller that are exercisable within 60 days of March 1, 1999.

 (5) Includes 80,196 shares subject to stock options held by Mr. Watson that are exercisable within 60 days of March 1, 1999.

 (6) Includes 105,000 shares subject to stock options held by Mr. Harman that are exercisable within 60 days of March 1, 1999.

 (7) Includes 80,196 shares subject to stock options held by Mr. Mortensen that are exercisable within 60 days of March 1, 1999.

 (8) Includes 78,387 shares subject to stock options held by Ms. Fenney that are exercisable within 60 days of March 1, 1999.

 (9) Includes 53,199 shares subject to stock options held by Mr. Kaganov that are exercisable within 60 days of March 1, 1999.

(10) Includes 67,499 shares subject to stock options held by Ms. Picht that are exercisable within 60 days of March 1, 1999.

(11) Includes 36,667 shares subject to stock options held by Ms. Castaneda that are exercisable within 60 days of March 1, 1999.

(12) Includes 34,724 shares subject to stock options held by Ms. Bitoy that are exercisable within 60 days of March 1, 1999.

(13) Includes options to purchase an aggregate of 1,333,094 shares of Common Stock exercisable within 60 days of March 1, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    There are no family or other reportable relationships or related transactions between the directors or officers of Eclipse.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) (1) FINANCIAL STATEMENTS.  The financial statements required to be filed by
    Item 8 herewith are as follows:

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          46

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................          47

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998, 1997
  and 1996.................................................................................................          48

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and
  1996.....................................................................................................          49

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.................          50

Notes to Consolidated Financial Statements.................................................................          51

   (2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule is filed herewith.

Schedule II--Valuation and Qualifying Accounts........................................          64

Report of Independent Accountants on Financial Statement Schedule.....................          65

   (3) EXHIBITS.

    The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b) REPORTS ON FORM 8-K.  The following reports on form 8-K are filed herewith.

    During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

    (1) Form 8-K dated October 21, 1998 and filed with the Commission on October 21, 1998 reporting information under item 5, with respect to the execution of the Agreement and Plan of Reorganization dated as of October 21, 1998 among the Company, RW Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and CardioGenesis Corporation, a Delaware corporation.

    (2) Form 8-K dated December 12, 1998 and filed with the Commission on December 12, 1998 reporting information under item 5, with respect to the Company's entering agreements pursuant to which it contributed certain licenses, patents, and other intellectual property and the MicroHeart name to MicroHeart Holdings, Inc., a Delaware company previously formed by U.S. Ventures and Venrock Associates.

(c) EXHIBITS.

    The exhibits below are filed or incorporated herein by reference.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     2.1(2)  Agreement and Plan of Reorganization among the Company, CardioGenesis Corporation and RW Acquisition
               Corporation dated October 21, 1998.

     3.1(2)  Certificate of Amendment and Restated Articles of Incorporation of Registrant.

     3.2(2)  Amended and Restated Bylaws of Registrant.

     4.1(2)  Form of Warrant issued in July 1993.

     4.3(2)  Form of Warrant issued in February 1994.

     4.6(2)  Form of Warrant issued in March 1996.

    10.1(2)  Form of Director and Officer Indemnification Agreement.

    10.2(2)  Stock Option Plan.

    10.3(2)  Director Stock Option Plan.

    10.4(2)  1996 Employee Stock Purchase Plan.

    10.5(2)  Facilities Lease for 1049 Kiel Court, Sunnyvale, California.

    10.6(2)  Facilities Lease for 1139 Karlstad Drive, Sunnyvale, California.

    10.7(2)  401(k) Plan.

      23(1)  Consent of PricewaterhouseCoopers LLP.

------------------------

(1) Incorporated herein by reference to Appendix 1 to the Company's Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).

(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eclipse Surgical Technologies, Inc.;

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of shareholders' equity (deficit) and of cash flows present fairly in all material respects, the financial position of Eclipse Surgical Technologies, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 29, 1999, except Note 14 which is dated March 17, 1999.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $      683  $   16,997
  Marketable securities...................................................................         130      18,197
  Accounts receivable, net of allowance for doubtful accounts of $1,323 and $757 at
    December 31, 1998 and 1997, respectively..............................................       7,077       2,054
  Inventories.............................................................................       6,362       3,866
  Prepaids and other current assets.......................................................         651         556
                                                                                            ----------  ----------
    Total current assets..................................................................      14,903      41,670
Property and equipment, net...............................................................       1,331       1,420
Long-term marketable securities...........................................................       7,526          --
Accounts receivable over one year, net of allowance for doubtful accounts of $970 and
  $708, at December 31, 1998 and 1997, respectively.......................................       2,083         384
Other assets..............................................................................         400          --
                                                                                            ----------  ----------
    Total assets..........................................................................  $   26,243  $   43,474
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $      998  $      740
  Accrued liabilities.....................................................................       4,295       3,415
  Customer deposits.......................................................................         256          71
  Deferred revenue........................................................................         830          --
  Note payable............................................................................          --       1,000
  Current portion of long-term debt.......................................................          23          10
                                                                                            ----------  ----------
    Total current liabilities.............................................................       6,402       5,236
Long-term debt, less current portion......................................................         114          10
                                                                                            ----------  ----------
    Total liabilities.....................................................................       6,516       5,246
                                                                                            ----------  ----------
Commitments and contingencies (Note 9)
Shareholders' equity:
  Preferred stock: no par value; 5,000 shares authorized; none issued and outstanding;....          --          --
  Common stock: no par value; 50,000 shares authorized; 17,615 and 16,858 shares issued
    and outstanding at December 31, 1998 and 1997, respectively...........................      68,943      66,596
  Deferred compensation...................................................................        (438)         --
  Accumulated other comprehensive income (loss)...........................................          (6)         50
  Accumulated deficit.....................................................................     (48,772)    (28,418)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      19,727      38,228
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $   26,243  $   43,474
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Net revenues...................................................................  $   12,002  $    5,499  $   9,759
Cost of revenues...............................................................       4,735       2,779      3,558
                                                                                 ----------  ----------  ---------
  Gross profit.................................................................       7,267       2,720      6,201
                                                                                 ----------  ----------  ---------
Operating expenses:
  Research and development.....................................................      14,175      12,007      6,183
  Sales and marketing..........................................................      11,417       7,345      3,327
  General and administrative...................................................       3,619       4,036      2,403
                                                                                 ----------  ----------  ---------
    Total operating expenses...................................................      29,211      23,388     11,913
                                                                                 ----------  ----------  ---------
      Operating loss...........................................................     (21,944)    (20,668)    (5,712)
Interest expense...............................................................         (83)        (25)      (196)
Interest and other income......................................................       1,673       2,446      1,752
                                                                                 ----------  ----------  ---------
      Net loss.................................................................     (20,354)    (18,247)    (4,156)
                                                                                 ----------  ----------  ---------
Other comprehensive income (loss), net of tax:

      Unrealized gains (losses) on securities:

        Unrealized holding gains (losses) arising during period................          (6)         48        498
        Less: reclassification adjustment for gains included in net income.....         (50)       (496)        --
                                                                                 ----------  ----------  ---------
          Other comprehensive income (loss)....................................         (56)       (448)       498
                                                                                 ----------  ----------  ---------
            Comprehensive loss.................................................  $  (20,410) $  (18,695) $  (3,658)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Net loss per share:
  Basic........................................................................  $    (1.18) $    (1.11) $   (0.30)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
  Diluted......................................................................  $    (1.18) $    (1.11) $   (0.30)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
  Weighted average shares outstanding..........................................      17,227      16,404     14,078
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

   The accompanying notes are an integral part of these financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                NOTES
                                         COMMON STOCK        RECEIVABLE                    ACCUMULATED OTHER
                                   ------------------------  FOR COMMON      DEFERRED        COMPREHENSIVE    ACCUMULATED
                                     SHARES       AMOUNT        STOCK      COMPENSATION      INCOME (LOSS)      DEFICIT
                                   -----------  -----------  -----------  ---------------  -----------------  ------------
Balances, January 1, 1996........      11,210    $   4,690    $    (104)     $      --         $      --       $   (6,015)
  Issuance of common stock in
    connection with initial
    public offering..............       4,000       57,956           --             --                --               --
  Issuance of common stock.......         962        2,691           --             --                --               --
  Payments on notes
    receivable...................                                   104             --                --               --
  Issuance of warrants...........          --            2           --             --                --               --
  Unrealized gain on marketable
    securities...................          --           --           --             --               498               --
  Net loss.......................          --           --           --             --                --           (4,156)
                                   -----------  -----------  -----------         -----             -----      ------------
Balances, December 31, 1996......      16,172       65,339           --             --               498          (10,171)
  Issuance of common stock.......         552          956           --             --                --               --
  Issuance of common stock
    pursuant to exercise of
    warrants.....................         134          301           --             --                --               --
  Net realized gain on marketable
    securities...................          --           --           --             --              (448)              --
  Net loss.......................          --           --           --             --                --          (18,247)
                                   -----------  -----------  -----------         -----             -----      ------------
Balances, December 31, 1997......      16,858       66,596           --             --                50          (28,418)
  Issuance of common stock.......         452        1,184           --             --                --               --
  Issuance of common stock
    pursuant to exercise of
    warrants.....................         305          725           --             --                --               --
  Deferred stock compensation....          --          438           --           (438)               --               --
  Net realized gain on marketable
    securities...................          --           --           --             --               (56)
  Net loss.......................          --           --           --             --                --          (20,354)
                                   -----------  -----------  -----------         -----             -----      ------------
Balances, December 31, 1998......      17,615    $  68,943    $      --      $    (438)        $      (6)      $  (48,772)
                                   -----------  -----------  -----------         -----             -----      ------------
                                   -----------  -----------  -----------         -----             -----      ------------


                                     TOTAL
                                   ---------
Balances, January 1, 1996........  $  (1,429)
  Issuance of common stock in
    connection with initial
    public offering..............     57,956
  Issuance of common stock.......      2,691
  Payments on notes
    receivable...................        104
  Issuance of warrants...........          2
  Unrealized gain on marketable
    securities...................        498
  Net loss.......................     (4,156)
                                   ---------
Balances, December 31, 1996......     55,666
  Issuance of common stock.......        956
  Issuance of common stock
    pursuant to exercise of
    warrants.....................        301
  Net realized gain on marketable
    securities...................       (448)
  Net loss.......................    (18,247)
                                   ---------
Balances, December 31, 1997......     38,228
  Issuance of common stock.......      1,184
  Issuance of common stock
    pursuant to exercise of
    warrants.....................        725
  Deferred stock compensation....         --
  Net realized gain on marketable
    securities...................        (56)
  Net loss.......................    (20,354)
                                   ---------
Balances, December 31, 1998......  $  19,727
                                   ---------
                                   ---------

   The accompanying notes are an integral part of these financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Cash flows from operating activities:
    Net loss........................................................................  $ (20,354) $ (18,247) $  (4,156)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.................................................        590        724        200
      Gain from investment in MicroHeart Holdings, Inc..............................       (400)        --         --
      Provision for doubtful accounts...............................................        828        477        378
      Changes in operating assets and liabilities:
        Accounts receivable.........................................................     (5,589)       (48)    (2,329)
        Inventories.................................................................     (2,496)    (1,402)      (794)
        Prepaids and other current assets...........................................        (95)      (125)      (417)
        Other assets................................................................     (1,961)       (25)      (337)
        Accounts payable............................................................        258         59       (297)
        Accrued liabilities.........................................................        880      1,145      1,484
        Customer deposits...........................................................        185         43       (242)
        Deferred revenue............................................................        830         --         --
                                                                                      ---------  ---------  ---------
          Net cash used in operating activities.....................................    (27,324)   (17,399)    (6,510)
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
    Purchase of marketable securities...............................................    (18,590)        --    (27,459)
    Sale of marketable securities...................................................     29,075      9,312         --
    Acquisition of property and equipment...........................................       (362)    (1,238)      (974)
                                                                                      ---------  ---------  ---------
          Net cash provided by (used in) investing activities.......................     10,123      8,074    (28,433)
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants.........................      1,909      1,257     60,649
    Payments on notes receivable....................................................         --         --        104
    Proceeds from note payable......................................................         --      1,000         --
    Repayment of note payable.......................................................     (1,000)        --         --
    Repayments of short-term borrowings.............................................         --         --        (45)
    Repayments of long-term debt....................................................        (22)       (41)    (1,782)
                                                                                      ---------  ---------  ---------
          Net cash provided by financing activities.................................        887      2,216     58,926
                                                                                      ---------  ---------  ---------
            Net increase (decrease) in cash and cash equivalents....................    (16,314)    (7,109)    23,983
Cash and cash equivalents at beginning of period....................................     16,997     24,106        123
                                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of period..........................................  $     683  $  16,997  $  24,106
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Supplemental schedule of cash flow information:
    Interest paid...................................................................  $      83  $      25  $     281
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
    Taxes paid......................................................................  $      --  $      --  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Supplemental schedule of noncash investing and financing activities:
    Unrealized gain (loss) on marketable securities.................................  $     (56) $      50  $     498
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
    Investment in MicoHeart Holdings, Inc...........................................  $     400  $      --  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
    Deferred compensation...........................................................  $     438  $      --  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
    Acquisition of equipment under capital leases...................................  $     139  $      --  $      34
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS:

    Eclipse Surgical Technologies, Inc. ("Eclipse" or the "Company") was founded in 1989 to develop, manufacture and market surgical lasers and accessories for the treatment of disease. Currently, Eclipse's emphasis is on the development and manufacture of products used for transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PTMR"), which are cardiovascular procedures. Eclipse markets its products for sale primarily in the U.S., Europe and Asia. Eclipse operates in a single segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

    The accompanying consolidated financial statements include the accounts of Eclipse and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS:

    All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents and are held primarily at one commercial bank and one investment bank.

MARKETABLE SECURITIES:

    Marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified as noncurrent assets have scheduled maturities of more than one year. Unrealized holding gains or losses on such securities are reported as a separate component of shareholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. Marketable securities are managed by one investment bank.

INVENTORIES:

    Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value.

PATENT EXPENSES:

    Patent and patent related expenditures are expensed as general and administrative expenses as incurred.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PROPERTY AND EQUIPMENT:

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

LONG-LIVED ASSETS:

    Eclipse evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires recognition of the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amounts of certain of Eclipse's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and customer deposits approximate fair value due to their short maturities. Based on borrowing rates currently available to Eclipse for loans with similar terms, the carrying value of the long-term debt obligations also approximates fair value.

CERTAIN RISKS AND CONCENTRATIONS:

    Eclipse sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Eclipse performs ongoing credit evaluations of its customers and generally does not require collateral. Although Eclipse maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1998, one customer, MicroHeart Holdings, Inc., accounted for 12% of accounts receivable. At December 31, 1997, no customer individually accounted for 10% or more of accounts receivable. No customer individually accounted for 10% or more of net revenues for 1998. For the year ended December 31, 1997 two customers accounted for a total of 35% of net revenues: Sorin accounted for 25% and St. Francis, Roslyn accounted for 10% of the total. For the year ended December 31, 1996 one customer, Ball Medical & Associates accounted for 11% of net revenues.

    Export sales accounted for approximately 21%, 32% and 13% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, three customers accounted for a total of 57% of export sales: Izasa accounted for 23%, Cardiologic GMBH accounted for 22% and Asia Scientific accounted for 12% of the total. For the year ended December 31, 1997, two customers accounted for 88% of export sales: Sorin accounted for 77% and Izasa accounted for 11% of the total. For the year ended December 31, 1996, one customer, Sorin accounted for 88% of export sales.

    Eclipse purchases certain laser and fiber-optic components and subassemblies from single sources. Although Eclipse has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption could affect Eclipse's ability to manufacture its products and would, therefore, adversely affect operating results.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
REVENUE RECOGNITION:

    Eclipse typically recognizes revenue on product sales upon receipt of a purchase order and subsequent shipment of the product. Where purchase orders allow customers an acceptance period, revenue is recognized upon acceptance.

    Revenues from service contracts, rentals, and per procedure fees are recognized upon performance or over the terms of the contract as appropriate.

RESEARCH AND DEVELOPMENT:

    Research and development expenses are charged to operations as incurred.

WARRANTIES:

    Eclipse's laser products are generally warranted for one year. Eclipse provides for estimated future costs of repair, replacement, or customer accommodations which are reflected in the accompanying financial statements.

ADVERTISING:

    Eclipse expenses all advertising as incurred. Eclipse's advertising expenses were $73,000, $198,000 and $33,000 for 1998, 1997 and 1996, respectively.

INCOME TAXES:

    Eclipse accounts for income taxes using the liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

STOCK-BASED COMPENSATION:

    Eclipse accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Eclipse has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted.

NET LOSS PER SHARE:

    Eclipse has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and the exercise of stock

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) options and warrants (using the "treasury stock" method). All prior EPS amounts have been restated to comply with SFAS 128.

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                1998        1997       1996
                                                             ----------  ----------  ---------
Numerator--Basic and Diluted EPS
  Net Loss.................................................  $  (20,354) $  (18,247) $  (4,156)
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Denominator--Basic and Diluted EPS
  Weighted average shares outstanding......................      17,227      16,404     14,078
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Basic EPS..................................................  $    (1.18) $    (1.11) $   (0.30)
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Diluted EPS................................................  $    (1.18) $    (1.11) $   (0.30)
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    Options to purchase 2,652,000, 2,885,000 and 2,785,000 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively. Warrants to purchase 466,123, 770,838 and 904,581 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

COMPREHENSIVE INCOME:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Eclipse adopted the provisions of this statement in 1998. The accumulated other comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 relates to unrealized holding gains (losses) on marketable securities.

SEGMENT DISCLOSURES:

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures
About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also by requiring interim reporting of segment information. The annual reporting requirements of SFAS 131 were adopted by Eclipse in 1998. The interim reporting requirements of SFAS 131 will not be adopted until the first quarter of 1999.

RECLASSIFICATIONS:

    Certain prior year balances have been reclassified to conform with the current year financial statement presentation. These reclassifications had no effect on previously reported net losses or shareholder's equity.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

3. MARKETABLE SECURITIES:

    At December 31, 1998, marketable securities consisted of U.S. government and high grade domestic corporate securities held by an investment bank. These marketable securities had a cost basis of approximately $7,662,000 and a fair value of $7,656,000 and mature at various dates through 2000. These securities are classified as available-for-sale and are readily marketable at their fair market value.

4. INVENTORIES:

    Inventories consist of the following (IN THOUSANDS):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
Raw materials..........................................................  $   2,277  $   1,446
Work in process........................................................        805         --
Finished goods.........................................................      3,280      2,420
                                                                         ---------  ---------
                                                                         $   6,362  $   3,866
                                                                         ---------  ---------
                                                                         ---------  ---------

5. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (IN THOUSANDS):

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
Computers and equipment..............................................  $   1,225  $   1,638
Manufacturing and demonstration equipment............................      1,612        850
Assets in progress...................................................         75         --
Leasehold improvements...............................................        201        124
                                                                       ---------  ---------
                                                                           3,113      2,612
                                                                       ---------  ---------
Less accumulated depreciation and amortization.......................     (1,782)    (1,192)
                                                                       ---------  ---------
                                                                       $   1,331  $   1,420
                                                                       ---------  ---------
                                                                       ---------  ---------

    Eclipse leases certain equipment under a capital lease which expires in December 2003. Accordingly, capitalized costs of $138,000, net of accumulated amortization of $1,000, are included in property and equipment at December 31, 1998.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

6. ACCRUED LIABILITIES:

    Accrued liabilities consists of the following (IN THOUSANDS):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
Accrued research support...............................................  $   1,900  $     500
Accrued accounts payable and related expenses..........................        574        960
Accrued witholdings on exercisable options.............................        519        490
Accrued salaries and related expenses..................................        395        483
Accrued commissions....................................................        355        127
Accrued consulting fees and related expenses...........................        305        500
Accrued warranty.......................................................        177         78
Accrued other..........................................................         70        277
                                                                         ---------  ---------
                                                                         $   4,295  $   3,415
                                                                         ---------  ---------
                                                                         ---------  ---------

7. SHORT-TERM BORROWINGS:

    In October 1997, MicroHeart, Inc., a wholly-owned subsidiary of Eclipse, entered into a note payable with an investor at 8% interest per annum. The principal and interest, which was due on October 31, 1998 and was repaid in 1998. Warrants to purchase 400,000 shares of MicroHeart, Inc.'s common stock at $0.50 per share were granted to the investor in conjunction with the note payable. The warrants are immediately exercisable and expire on October 31, 2000.

8. LONG-TERM DEBT:

    Long-term debt at December 31, 1998 consists of a capital lease which bears interest at 6.8% and expires in December 2003. Future minimum lease payments under this capital lease are as follows (IN THOUSANDS):

YEAR ENDING DECEMBER 31,
1999..............................................................................  $      38
2000..............................................................................         32
2001..............................................................................         32
2002..............................................................................         30
2003..............................................................................         30
                                                                                    ---------
Total minimum lease payments......................................................        162
Less: Amount representing interest................................................         25
                                                                                    ---------
Present value of capital lease obligations........................................        137
Less: Current portion.............................................................         23
                                                                                    ---------
Long-term portion of capital lease obligations....................................  $     114
                                                                                    ---------
                                                                                    ---------

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

9. COMMITMENTS AND CONTINGENCIES:

    Eclipse has entered into five operating leases for office facilities with terms extending through September 2002. The minimum future rental payments are as follows (IN THOUSANDS):

YEAR ENDING DECEMBER 31,
1999.............................................................................  $   1,045
2000.............................................................................        947
2001.............................................................................        957
2002.............................................................................        695
                                                                                   ---------
                                                                                   $   3,644
                                                                                   ---------
                                                                                   ---------

    Rent expense was approximately $622,000, $475,000 and $172,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Eclipse is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

10. SHAREHOLDERS' EQUITY:

WARRANTS:

    At December 31, 1998, warrants were outstanding to purchase a total of 466,123 shares of common stock at exercise prices ranging from $1.67 to $2.15 per share. The warrants, which were issued prior to 1997 in connection with various debt and equity financings, are exercisable and terminate upon the earlier of sixteen months to five years from the effective grant date, a merger or sale of all or substantially all of Eclipse's assets to a noncontrolling entity, or certain other conditions. At December 31, 1998, Eclipse had reserved 466,123 shares of common stock for issuance upon exercise of these warrants. During the years ended December 31, 1998, 1997 and 1996, 304,715, 133,743 and 267,057 warrants were exercised generating proceeds of approximately $725,000, $301,000 and $524,000 respectively.

OPTIONS GRANTED TO CONSULTANTS: WAITING FOR ERIC

    At December 31, 1998, options for consultants to purchase a total of 159,000 shares of common stock at exercise prices ranging from $1.67 to $10.75 per share were outstanding. The exercisability and termination of this plan is the same as Eclipse's Stock Option Plan which is described below. At December 31, 1998, Eclipse had reserved 159,000 shares of common stock for issuance upon exercise of these options. Eclipse recorded deferred stock compensation of $438,000 in 1998 related to these options. These options are included in the Stock Option Plan disclosures below.

STOCK OPTION PLAN:

    Eclipse maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 1998, Eclipse had reserved a total of 4,000,000 shares of common stock for issuance under this plan. Under the plan,

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

10. SHAREHOLDERS' EQUITY: (CONTINUED)
options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.

DIRECTORS' STOCK OPTION PLAN:

    Eclipse maintains a Directors' Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 1998, Eclipse had reserved 200,000 shares of common stock for issuance under this plan. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

EMPLOYEE STOCK PURCHASE PLAN:

    Eclipse maintains an Employee Stock Purchase Plan, under which 250,000 shares of common stock have been reserved for issuance. Eclipse adopted the the Employee Stock Purchase Plan in April 1996. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee's compensation, subject to certain limitations. At December 31, 1998, 123,062 shares had been issued under this plan.

STOCK-BASED COMPENSATION:

    The Company has adopted the disclosure only provision of SFAS 123. Eclipse, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Director's Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, Eclipse's net loss and net loss per share would have increased to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                 1998        1997       1996
                                                              ----------  ----------  ---------
Net loss as reported........................................  $  (20,354) $  (18,247) $  (4,156)
Pro forma net loss..........................................  $  (22,731) $  (20,951) $  (5,794)
Basic and diluted net loss per share as reported............  $    (1.18) $    (1.11) $   (0.30)
Pro forma basic and diluted net loss per share..............  $    (1.32) $    (1.28) $   (0.41)

    Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported results for future years.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

10. SHAREHOLDERS' EQUITY: (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996:

                                                                      DECEMBER 31,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Exercise price.............................................      $4.36      $4.04      $2.79
Expected life of option....................................    7 years    8 years    9 years
Risk-free interest rate....................................      4.86%      5.85%      6.36%
Expected volatility........................................        97%        36%        45%

    Option activity under the Stock Option Plan and the Directors Stock Option Plan is as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                               OUTSTANDING OPTIONS
                                                                               SHARES     ------------------------------
                                                                              AVAILABLE    NUMBER OF   WEIGHTED AVERAGE
                                                                              FOR GRANT     SHARES      PRICE PER SHARE
                                                                             -----------  -----------  -----------------
Balance, January 1, 1996...................................................         902        2,540       $    1.38
  Additional shares reserved...............................................         750           --              --
  Options granted..........................................................        (515)         515       $    8.96
  Options canceled.........................................................          56          (56)      $    3.74
  Options exercised........................................................          --         (214)      $    0.91
                                                                                  -----        -----           -----
Balance, December 31, 1996.................................................       1,193        2,785       $    2.77
  Options granted..........................................................        (775)         775       $    7.52
  Options canceled.........................................................         174         (174)      $    6.70
  Options exercised........................................................          --         (501)      $    1.21
                                                                                  -----        -----           -----
Balance, December 31, 1997.................................................         592        2,885       $    4.04
  Options granted (Price = Fair Value).....................................        (467)         467       $    7.44
  Options granted (Price > Fair Value).....................................        (110)         110       $    8.50
  Options granted (Price < Fair Value).....................................         (23)          23       $    5.12
  Options canceled.........................................................         445         (445)      $    8.68
  Options exercised........................................................          --         (388)      $    1.93
                                                                                  -----        -----           -----
Balance, December 31, 1998.................................................         437        2,652       $    4.36
                                                                                  -----        -----           -----
                                                                                  -----        -----           -----

    At December 31, 1998, 1997 and 1996, options to purchase 2,066,514, 1,720,531 and 1,517,045 shares of common stock, respectively were exercisable at weighted average fair values of $3.52, $2.74, and $1.38, respectively.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

10. SHAREHOLDERS' EQUITY: (CONTINUED)
    The following table summarizes information about the Company's stock options outstanding and exercisable under the Stock Option Plan and the Director's Stock Option Plan at December 31, 1998:

                                                   OPTIONS OUTSTANDING
                                    --------------------------------------------------
                                                     WEIGHTED AVERAGE
                                      NUMBER OF         REMAINING          WEIGHTED
                                        SHARES       CONTRACTUAL LIFE      AVERAGE
EXERCISE PRICE                       OUTSTANDING        (IN YEARS)      EXERCISE PRICE
----------------------------------  --------------   ----------------   --------------
                                    (IN THOUSANDS)
$0.03 - $1.44.....................        295              3.57             $ 0.77
$1.67 - $1.67.....................      1,120              6.90             $ 1.67
$4.17 - $6.50.....................        266              8.43             $ 5.69
$6.63 - $6.94.....................        329              8.61             $ 6.85
$7.00 - $8.50.....................        374              8.32             $ 7.90
$8.63 - $16.00....................        268              7.56             $10.23
                                        -----
                                        2,652
                                        -----
                                        -----

                                          OPTIONS EXERCISABLE
                                    -------------------------------

                                                        WEIGHTED
                                        NUMBER          AVERAGE
EXERCISE PRICE                       EXERCISABLE     EXERCISE PRICE
----------------------------------  --------------   --------------
                                    (IN THOUSANDS)
$0.03 - $1.44.....................        295            $ 0.77
$1.67 - $1.67.....................      1,120            $ 1.67
$4.17 - $6.50.....................        127            $ 5.42
$6.63 - $6.94.....................         98            $ 6.80
$7.00 - $8.50.....................        263            $ 8.01
$8.63 - $16.00....................        164            $10.48
                                        -----
                                        2,067
                                        -----
                                        -----

11. EMPLOYEE RETIREMENT PLAN:

    Eclipse maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors, however, no such contributions were made in 1998, 1997 or 1996.

12. INTEREST AND OTHER INCOME:

    Interest and other income consists of the following (IN THOUSANDS):

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Interest and other income........................................  $   1,223  $   1,950  $   1,752
Gain on investment in MicroHeart Holdings, Inc...................        400         --         --
Gain on sale of marketable securities............................         50        496         --
                                                                   ---------  ---------  ---------
                                                                   $   1,673  $   2,446  $   1,752
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    In November 1998, the Company contributed certain licenses, patents, and other intellectual property and the MicroHeart name to MicroHeart Holdings, Inc. ("MHH") in exchange for MHH common stock, representing less than 1% of MHH's outstanding common stock, and two warrants to acquire MHH common stock for an aggregate exercise price of approximately $290,000. In addition, the Company has agreed to perform research and development related to the contributed technology over the next 6 months, for which the Company will be paid $1,120,000 by MHH. Eclipse has recorded a $400,000 investment and related gain on the contributed technology and revenue of $290,000 related to research and development performed on the contributed technology in the year ended December 31, 1998.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

13. INCOME TAXES:

    The components of the net deferred tax asset are as follows (IN THOUSANDS):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Net operating losses..................................................  $   16,285  $   10,212
Research and development and other credits............................       2,400       1,308
Reserves..............................................................         946         959
Accrued liabilities...................................................         104         293
Other.................................................................       1,566         829
                                                                        ----------  ----------
    Net deferred tax asset............................................      21,301      13,601
Less valuation allowance..............................................     (21,301)    (13,601)
                                                                        ----------  ----------
                                                                        $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    Eclipse has established a valuation allowance to the extent of its deferred tax asset as management believes that it is not certain that a benefit can be realized in the future due to Eclipse's history of recurring operating losses.

    The change in the valuation allowance was $7,700,000, $9,536,000 and $1,998,000 in 1998, 1997, and 1996, respectively.

    The noncurrent portion of the deferred tax assets, which totaled $19,783,000 and $12,521,000 at December 31, 1998 and 1997, respectively, is included above.

    At December 31, 1998, Eclipse had federal and state net operating loss carryforwards of approximately $45,520,000 and $13,854,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, Eclipse had federal and state credit carryforwards of approximately $1,375,000 and $1,025,000 available to offset future tax liabilities. Eclipse's net operating loss carryforwards, as well as credit carryforwards, expire in 1999 through 2018, if not utilized.

    The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Eclipse believes that the sale of common stock in its initial public offering resulted in an ownership change which could restrict the utilization of the carryforwards.

14. SUBSEQUENT EVENT:

    On March 17, 1999, Eclipse's shareholders approved a business combination with CardioGenesis Corporation ("CardioGenesis"). Under the terms of the merger agreement, each share of CardioGenesis common stock has been converted into 0.8 of a share of Eclipse common stock, and Eclipse assumed all outstanding CardioGenesis stock options. The transaction will be accounted for as a pooling of interests. The Boards of Directors of Eclipse and CardioGenesis have approved the definitive agreement, but the combination is subject to approval by shareholders of each company and to certain other customary conditions to closing. The parties anticipate the transaction will close in March 1999.

    CardioGenesis, was a medical device company like Eclipse which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and severe angina pain through TMR and PTMR. CardioGenesis also manufactured and marketed disposable

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

14. SUBSEQUENT EVENT: (CONTINUED)
products to perform intraoperative transmyocardial revascularization ("ITMR"), catheter-based percutaneous myocardial revascularization ("PMR"), and thorascopic transmyocardial revascularization ("ITMR") to treat patients afflicted with debilitating angina.

    Eclipse and CardioGenesis estimate that in total they will incur transaction and integration costs of approximately $5.0 million associated with the merger, which will be charged to their operations when incurred, principally in the first half of 1999. These transaction costs primarily include financial advisory and legal fees and costs associated with combining the operations of the two companies.

    The following unaudited pro forma condensed data summarizes the combined operating results of the Company and CardioGenesis as if the merger had occurred at the beginning of the periods presented:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Net revenues..............................................  $   15,080  $   13,058  $   13,718
Net loss..................................................  $  (47,767) $  (36,218) $  (12,956)
Loss per common share.....................................  $    (1.77) $    (1.39) $    (0.65)

    The unaudited pro forma earnings per common share are based on the sum of historical average common shares outstanding, as reported by Eclipse, and the historical average common shares outstanding for CardioGenesis (adjusted for the exchange ratio).

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                Registrant

Date: March 17, 1999            By:      /s/ DOUGLAS MURPHY-CHUTORIAN, M.D.
                                     -----------------------------------------
                                           Douglas Murphy-Chutorian, M.D.
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

/s/ DOUGLAS MURPHY-CHUTORIAN,   Chairman and Chief
             M.D.                 Executive Officer
------------------------------    (Principal Executive        March 17, 1999
Douglas Murphy-Chutorian, M.D.    Officer)

 /s/ RICHARD L. MUELLER, JR.
------------------------------  President, Chief Operating    March 17, 1999
   Richard L. Mueller, Jr.        Officer and Director

    /s/ KENNETH E. BENNERT      Chief Financial Officer
------------------------------    (Principal Accounting       March 17, 1999
      Kenneth E. Bennert          and Financial Officer)

      /s/ IAIN M. WATSON
------------------------------  Director                      March 17, 1999
        Iain M. Watson

   /s/ ROBERT L. MORTENSEN
------------------------------  Director                      March 17, 1999
     Robert L. Mortensen

 /s/ ALAN L. KAGANOV, SC. D.
------------------------------  Director                      March 17, 1999
   Alan L. Kaganov, Sc. D.

                                                                     SCHEDULE II

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                BALANCE AT                                     BALANCE AT
                                                                 BEGINNING                                       END OF
                                                                 OF PERIOD   ADDITIONS(1)     DEDUCTIONS(2)      PERIOD
                                                                -----------  -------------  -----------------  -----------
Year ended December 31, 1996
  Allowance for doubtful accounts.............................   $      29     $     378        $       7       $     400

Year ended December 31, 1997
  Allowance for doubtful accounts.............................   $     400     $   1,065        $      --       $   1,465

Year ended December 31, 1998
  Allowance for doubtful accounts.............................   $   1,465     $     828        $      --       $   2,293

------------------------

(1) Charged to costs and expenses.

(2) Accounts written off against the reserve.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

    In connection with our audits of the consolidated financial statements of Eclipse Surgical Technologies, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a)(2) herein. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 29, 1999, except Note 14 which is dated March 17, 1999.