Form 10-Q
period 1999-03-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1999-05-17
CIK 863680

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                 Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the latest practicable date.


                                28,236,266 shares
                              As of April 30, 1999


================================================================================

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.      Financial Statements:

             a. Consolidated Balance Sheets
                 as of  March 31, 1999 and December 31, 1998 ...................   1

             b. Consolidated Statements of Operations & Comprehensive
                Loss for the three months ended March 31, 1999 and 1998.........   2

             c. Consolidated Statements of Cash Flows
                for the three months ended March 31, 1999 and 1998 .............   3

             d. Notes to  Consolidated Financial  Statements....................   4

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................   6


Item 3.      Quantitative and Qualitative Disclosures About Market Risk ........  23

                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings .................................................  24

Item 2(d).   Changes in Securities and Use of Proceeds .........................  24

Item 4.      Submission of Matters to a Vote of Security Holders ...............  25

Item 5.      Other Information .................................................  25

Item 6.      Exhibits and Reports on Form 8-K ..................................  25

             Signatures.........................................................  26


                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                      March 31,       December 31,
                                                                                        1999              1998
                                                                                    -------------     ------------
                                                                                     (unaudited)
Current assets:
    Cash and cash equivalents ...............................................        $   6,829         $   3,273
    Marketable securities ...................................................            7,514            14,167
    Accounts receivable, (net of allowance for doubtful accounts of $1,854 at
       March 31, 1999 and $1,698 at December 31, 1998, respectively) ........            7,892             9,140
    Inventories .............................................................           10,170             9,075
    Prepaids and other current assets .......................................            1,273             2,176
                                                                                     ---------         ---------
       Total current assets .................................................           33,678            37,831
Property and equipment, net .................................................            1,737             2,353
Accounts receivable over one year, (net of allowance for doubtful accounts of $1,877 at March 31, 1999 and $970 at December 31, 1998,
respectively) ...............................................................            1,177             2,083
Long term marketable securities .............................................            6,734            10,287
Other assets ................................................................            2,662               424
                                                                                     ---------         ---------
       Total assets .........................................................        $  45,988         $  52,978
                                                                                     =========         =========

                                   LIABILITIES
Current liabilities:
   Accounts payable .........................................................        $   2,770         $   1,589
   Accrued liabilities ......................................................           13,319            11,464
   Customer deposits ........................................................              162               256
   Deferred revenue .........................................................            1,183             2,145
   Note payable .............................................................               85               111
   Current portion of long-term debt ........................................            1,523                23
                                                                                     ---------         ---------
      Total current liabilities .............................................           19,042            15,588
Long-term debt, less current portion ........................................            1,879               114
                                                                                     ---------         ---------
      Total liabilities .....................................................           20,921            15,702
                                                                                     ---------         ---------

                              SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 50,000 shares;
    Issued and outstanding: 27,576 shares at March 31, 1999 and 27,000
       shares at December 31, 1998 ..........................................          152,204           148,947
Deferred compensation .......................................................           (1,057)             (829)
Accumulated other comprehensive income (loss) ...............................              (23)               49
Accumulated deficit .........................................................         (126,057)         (110,891)
                                                                                     ---------         ---------
       Total shareholders' equity ...........................................           25,067            37,276
                                                                                     ---------         ---------
       Total liabilities and shareholders' equity ...........................        $  45,988         $  52,978
                                                                                     =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS & COMPEHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                  1999             1998
                                                                                --------         --------
Net revenues ...........................................................        $  4,474         $  2,424
Cost of revenues .......................................................           1,905            1,426
                                                                                --------         --------
    Gross profit .......................................................           2,569              998
                                                                                --------         --------
Operating expenses:
    Research and development ...........................................           3,970            6,938
    Sales and marketing ................................................           4,123            3,785
    General and administrative .........................................           3,057            2,449
    Merger related costs ...............................................           6,893                0
                                                                                --------         --------
       Total operating expenses ........................................          18,043           13,172
                                                                                --------         --------
         Operating loss ................................................         (15,474)         (12,174)
Interest expense .......................................................              (2)             (34)
Interest and other income ..............................................             310              994
                                                                                --------         --------
         Net loss ......................................................         (15,166)         (11,214)
                                                                                --------         --------

Other comprehensive income (loss), net of tax:

         Unrealized gains (losses) on securities:
             Unrealized holding gains (losses) arising during period ...             (67)             (32)
             Less: reclassification adjustment for gains included in net
             income ....................................................              (5)               6
                                                                                --------         --------
                 Other comprehensive loss ..............................             (72)             (26)
                                                                                --------         --------
                        Comprehensive loss .............................        $(15,238)        $(11,240)
                                                                                ========         ========
Net loss per share:
         Basic and diluted .............................................        $  (0.55)        $  (0.42)
                                                                                ========         ========
         Weighted average shares outstanding ...........................          27,576           26,587
                                                                                ========         ========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                            Three Months Ended
                                                                                                   March
                                                                                         -------------------------
                                                                                           1999              1998
                                                                                         --------         --------
 Cash flows from operating activities:
    Net loss ....................................................................        $(15,166)        $(11,214)

 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .............................................             393              488
      Loss on property & equipment write off ....................................             317               --
      Provision for doubtful accounts ...........................................           1,063              250
      Inventory reserves ........................................................             866               --
      Changes in operating assets and liabilities:
         Accounts receivable ....................................................           1,091            2,164
         Inventories ............................................................          (1,961)            (576)
         Prepaids and other current assets.......................................             903               88
         Other assets ...........................................................          (2,238)             (88)
         Accounts payable .......................................................           1,181              919
         Accrued liabilities ....................................................           1,855               (9)
         Customer deposits ......................................................             (94)              35
         Deferred revenue .......................................................            (962)            (150)
                                                                                         --------         --------
            Net cash used in operating activities ...............................         (12,752)          (8,093)
                                                                                         --------         --------

 Cash flows from investing activities:
    Purchase of marketable securities ...........................................         (12,324)         (19,224)
    Sale of marketable securities ...............................................          22,458           22,106
    Acquisition of property and equipment .......................................             (94)            (449)
                                                                                         --------         --------
            Net cash provided by investing activities ...........................          10,040            2,433
                                                                                         --------         --------

 Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants .....................           3,029              302
    Proceeds from long-term debt ................................................           3,265               (2)
    Repayment of note payable ...................................................             (26)              --
                                                                                         --------         --------
            Net cash provided by financing activities ...........................           6,268              300
                                                                                         --------         --------
               Net increase (decrease) in cash and cash equivalents .............           3,556           (5,360)
 Cash and cash equivalents at beginning of period ...............................           3,273           23,044
                                                                                         --------         --------
 Cash and cash equivalents at end of period .....................................        $  6,829         $ 17,684
                                                                                         --------         --------
 Supplemental schedule of cash flow information:
    Interest paid ...............................................................        $     --         $     34
                                                                                         ========         ========
    Taxes paid ..................................................................        $     --         $     --
                                                                                         ========         ========

Supplemental schedule of noncash investing and financing activities:
    Unrealized gain (loss) on marketable securities .............................        $    (72)        $    (26)
                                                                                         ========         ========
    Deferred compensation .......................................................        $    228         $     --
                                                                                         ========         ========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

     The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with Eclipse's audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

Net Loss Per Share:

     Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three months ended March 31, 1999 and March 31, 1998 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

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

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
                                                               1999              1998
                                                            ----------        ----------
               Numerator - Basic and Diluted EPS
                  Net Loss ..........................       $  (15,166)       $  (11,214)
               Denominator - Basic and Diluted EPS
                  Weighted average shares outstanding           27,576            26,587
               Basic EPS ............................       $    (0.55)       $    (0.42)
                                                            ==========        ==========
               Diluted EPS ..........................       $    (0.55)       $    (0.42)
                                                            ==========        ==========

     Options to purchase 4,028,112 and 4,583,352 shares of common stock were outstanding at March 31, 1999 and 1998 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies -- (Continued):

Recent Pronouncements:

        In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Eclipse does not use derivative instruments and is not involved in hedging activities and has no plans to do so given Eclipse's current business operations.

2. Business Combination

         On March 17, 1999, Eclipse and CardioGenesis Corporation ("CardioGenesis") announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock has been converted into 0.8 of a share of Eclipse Common Stock, and Eclipse has assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of Eclipse and its shares are no longer publicly traded. As a result of the transaction, Eclipse has increased its outstanding shares by approximately 9.9 million shares which are issuable to the former CardioGenesis stockholders upon proper surrender of their stock certificates. The transaction has been structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. There were no inter-company transactions between the companies prior to the date of the business combination. The fiscal year remained the same and thus, there were no changes in retained earnings due to the business combination. Further, there were no required adjustments needed to conform to the accounting policies between the two companies.

        CardioGenesis was a medical device company like Eclipse which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and severe angina pain through TMR and PTMR. CardioGenesis also manufactured and marketed disposable products to perform intraoperative transmyocardial revascularization ("ITMR"), catheter-based percutaneous myocardial revascularization ("PMR"), and thorascopic transmyocardial revascularization ("ITMR") to treat patients afflicted with debilitating angina. During the quarter ended March 31,1999, Eclipse recognized merger-related costs of $6,893,000 for financial advisory and legal fees, personnel severance, terminated relationships and other costs including write-offs of fixed assets and inventory. A majority of the terminated employees were located in California and worked in operations, sales, marketing, quality, research and development and administrative functions. A total of 40 employees were terminated. Eclipse expects the last severance payment which would be the last merger cost to be made in November.

        The following table summarizes the merger-related costs (in thousands):


               DESCRIPTION                                                      AMOUNT
               -----------                                                      ------
               Financial advisory and legal fees ........................       $2,515
               Personnel severance ......................................          967
               Terminated relationships/contracts .......................        1,528
               Other costs including fixed asset and inventory write-offs        1,883
                                                                                ------
                  Total .................................................       $6,893
                                                                                ======

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  2. Business Combination -- (Continued):

        The following table summarizes the Company's merger related reserve balances (in thousands):

               MERGER RELATED COST                             $6,893
               Less:
                    Non-cash charges ..................         1,183
                    Cash payments .....................           548
                                                               ------
               Merger Reserve balance at March 31, 1999        $5,162
                                                               ======


        The following information is the detail of the results of operations for the separate companies for the three months ended March 31, 1999 (in thousands):

                                                                     ECLIPSE     CARDIOGENESIS
                                                                     -------     -------------
               Net revenues .................................        $ 3,799         $   675
               Net loss .....................................        $(6,849)        $(8,317)
               Other changes in shareholders' equity ........        $  (343)        $    --


  3. Inventories:

      Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                         MARCH 31,    DECEMBER 31,
                                           1999          1998
                                         ---------    ------------
                                        (UNAUDITED)
               Raw materials ........    $ 4,102        $ 3,679
               Work in process ......      1,046            839
               Finished goods .......      5,022          4,557
                                         -------        -------
                                         $10,170        $ 9,075
                                         =======        =======


  4. Commitments:

        On January 5, 1999, prior to the merger with Eclipse, CardioGenesis entered into a Settlement and License Agreement with PLC Medical Systems, Inc.
(PLC) which grants CardioGenesis a non-exclusive worldwide license to certain PLC patents. In return, CardioGenesis agreed to pay PLC a license fee and minimum royalties totaling $2.5 million over an approximately forty-month period. The present value of these payments of $2.3 million has been recorded as a prepaid license fee in other assets, and will be amortized over the life of the underlying patents. The corresponding liability for outstanding payments due to PLC is reflected in the current and long term portions of long-term debt.

        During the first quarter of 1999, prior to the merger, CardioGenesis entered into an agreement to terminate a relationship with a distributor. As part of this agreement, CardioGenesis agreed to repurchase certain inventory and field units.

  5. Reclassifications:

       Certain prior year balances have been reclassified to conform with the current year financial statement presentation. These reclassifications had no effect on previously reported net losses or shareholder's equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of Eclipse's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors That May Affect Future Results" to review conditions which Eclipse believes could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements include, but are not limited to, those items identified with a footnote 1 symbol. Eclipse undertakes no obligation to update the information contained herein.

        The following discussion should be read in conjunction with financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

        Prior to 1996, Eclipse focused almost exclusively on research and development activities relating to surgical laser products. Since 1996, Eclipse has focused on TMR and Percutaneous Transmyocardial Revascularization ("PTMR") activities, particularly research and development activities and clinical trials. At March 31, 1999, Eclipse had an accumulated deficit of $126,057,000.

        On October 22, 1998, Eclipse announced the signing of a definitive agreement that provided for a business combination with CardioGenesis. On March 17, 1999, Eclipse and CardioGenesis announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock has been converted into 0.8 of a share of Eclipse Common Stock, and Eclipse has assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of Eclipse and its shares are no longer publicly traded. As a result of the transaction, Eclipse has increased its outstanding shares by approximately 9.9 million shares which are issuable to the former CardioGenesis stockholders upon proper surrender of their stock certificates. These shares represent approximately 36% of Eclipse's post-combination outstanding shares. The transaction has been structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated as if the combined entity existed for all periods presented.

        On February 11, 1999, Eclipse received final approval from the FDA for its TMR products for certain indications and is now able to sell those products in the U.S. on a commercial basis. Eclipse has also received the European Conforming Mark ("CE Mark") allowing the commercial sale of its TMR laser systems and its PTMR catheter system to customers in the European Community. On April 7, 1999, Eclipse received confirmation from the Health Care Financial Administration ("HCFA") that effective July 1, 1999, HCFA will provide Medicare coverage for TMR. With this confirmation, hospitals will again receive Medicare reimbursement for TMR equipment and procedures which is expected to result in a reduction in Eclipse's costs of clinical trials(1).

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

RESULTS OF OPERATIONS

Net Revenues

        Net revenues increased 85% to $4,474,000 for the three months ended March 31, 1999 from $2,424,000 for the three months ended March 31, 1998. The increase in revenues was a result of higher laser system and disposable



-----------------------------------
(1) Forward looking statement.

products sales. Export sales accounted for approximately 11% for the three months ended March 31, 1999 and 42% for the three months ended March 31, 1998.

        Future revenues may continue to be affected by restrictions on third party reimbursement. Eclipse intends to continue selling its laser system to hospitals outright or placing the systems with hospitals under lease or fee per use agreements. On April 7, 1999, Eclipse received confirmation from the Health Care Financial Administration ("HCFA") that effective July 1, 1999, HCFA will provide Medicare coverage for TMR. With this confirmation, hospitals will again receive Medicare reimbursement for TMR equipment and procedures. Eclipse has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that private insurance and private health plans will reimburse the TMR procedure.

Gross Profit

        Gross profit increased to $2,569,000 or 57% of net revenues for the three months ended March 31, 1999, compared to $998,000 or 41% of net revenues for the three months ended March 31, 1998. The increase resulted from greater sales volume and a higher average sales price per laser. The improvement in gross profit percentage is due to improved efficiency from higher production volumes.

Research and Development Expenses

        Research and development expenditures decreased to $3,970,000 or 89% net revenues for the three months ended March 31, 1999, compared to $6,938,000 or 286% of net revenues for the three months ended March 31, 1998, respectively. The decrease in these expenses reflected the lower costs related to the cost of supporting additional clinical trials and decreases in employee and patent expenses.

        Some of Eclipse's products are currently in clinical trials and therefore subject to limitations by the FDA. Eclipse believes that continued investments in the development of new and improved products and procedures and continued investment in Eclipse's clinical trials is critical to its future success. As a result of the FDA approval of the Eclipse surgical TMR system and the coverage notice by HCFA for July 1, 1999, it is anticipated that the level of research and development expenditures incurred in connection with clinical trials will decrease.(1) There can be no assurance that Eclipse's future revenues will be sufficient to cover the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

Sales and Marketing

        Sales and marketing expenses increased to $4,123,000 or 92% of net revenues for the three months ended March 31, 1999, from $3,785,000 or 156% of net revenues for the three months ended March 31, 1998, respectively. The increase is due to increases in headcount, sales commissions, and physician training. Eclipse expects that sales and marketing expenses will continue to increase as Eclipse continues to focus resources on the development of the TMR and PTMR market.(1)

General and Administrative

        General and administrative expenses increased to $3,057,000 or 68% of net revenues for the three months ended March 31, 1999, compared to $2,449,000 or 101% of net revenues for the three months ended March 31, 1998, respectively. The increase is due mainly to an increase in the provision for doubtful accounts which is offset by a decrease in CardioGenesis' legal expenses related to a lawsuit that was settled in January 1999.

Merger Related Costs

        Merger related costs were $6,893,000 or 154% of net revenues for the three months ended March 31, 1999. These were non-recurring costs associated with the merger.




-----------------------------------
(1) Forward looking statement.

The following table summarizes the merger-related costs (in thousands).


               DESCRIPTION                                                      AMOUNT
               -----------                                                      ------
               Financial advisory and legal fees ........................       $2,515
               Personnel severance ......................................          967
               Terminated relationships/contracts .......................        1,528
               Other costs including fixed asset and inventory write-offs        1,883
                                                                                ------
                  Total .................................................       $6,893
                                                                                ======


Interest Income and Expense, Net

        Interest income decreased 69% to $310,000 for the three months ended March 31, 1999, compared to $994,000 for the three months ended March 31, 1998. The decrease was due to lower investments in marketable securities. Interest expense of $2,000 decreased $32,000 or 94% for the three months ended March 31, 1999 when compared to $34,000 for the three months ended March 31, 1998. This decrease reflected the repayment of debt.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short and long-term marketable securities were $21,077,000 at March 31, 1999 compared to $27,727,000 at December 31, 1998, a decrease of 24%. Marketable securities are classified as "available-for-sale" and are readily marketable at their fair market value. Eclipse used $12,752,000 of cash for operating activities, including funding its operating loss and increases in inventory, accounts payable, accrued liabilities and other assets.

        Since its inception, Eclipse has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, Eclipse's operations have been funded in part through sales of Eclipse's products. At March 31, 1999, Eclipse had an accumulated deficit of $126,057,000.

        Eclipse anticipates that its current cash, cash equivalents and marketable securities will be sufficient to meet Eclipse's funding requirements through December 31, 1999(1). There can be no assurance, however, that Eclipse will not require additional sources of cash at an earlier date, depending upon the progress of expansion of Eclipse's clinical trials, any need for additional clinical trials or other testing of Eclipse's products and the timing of other required expenditures as indicated above. If Eclipse is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to Eclipse, if at all.

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



-----------------------------------
(1) Forward looking statement.

Security systems                     Network equipment
Facility systems                     Printers, copiers and fax machines
Telephony                            Server tape backups
Servers                              Testing equipment
Personal computers                   Miscellaneous software

        The vast majority of Eclipse's information systems hardware and software is already Year 2000 compliant. These same hardware and software systems are used for process controls in Eclipse's manufacturing operations which do not depend otherwise upon date data oriented equipment. Eclipse does not anticipate any material disruption in its operations as a result of any failure by Eclipse to be in Year 2000 compliance(1). Eclipse has prepared a preliminary estimate of total Year 2000 remediation efforts of approximately $60,000, of which $30,000 has been spent as of March 31, 1999.

        Eclipse's products have no internal date clocks, do not use software that is dependent on date data processing and do not have electrical ports for connection of other devices that require date data processing. This means that Eclipse products, when used as intended by Eclipse in accordance with Eclipse procedures and user/service manuals, will not be affected by the change from 1999 to 2000.

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

        Eclipse expects that its Year 2000 compliance project will be completed prior to the third quarter of fiscal 1999 and will not have a material adverse effect on Eclipse's financial condition or overall trends in the results of operations(1). However, there can be no assurance that unexpected delays or problems, including the failure to ensure the Year 2000 compliance of systems, services or products supplied to Eclipse by a third party, will not have an adverse effect on Eclipse, its financial performance, or the competitiveness or customer acceptance of its products. Further, Eclipse's current understanding of expected costs is subject to change as the project progresses and does not include the potential cost of internal software and hardware replaced in the normal course of business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Eclipse has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-Q with a footnote(1) symbol. Eclipse may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

        Eclipse operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on Eclipse's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Part I-Item I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in Eclipse's 1998 Form 10-K. Eclipse has identified certain forward-looking




-----------------------------------
(1) Forward looking statement.

statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote symbol. Eclipse may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.


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

        Eclipse must submit and the FDA must approve applications for Pre Market Approval, known as a PMA, before it can sell its laser systems as medical devices. Before submitting a PMA application, Eclipse must complete clinical testing to demonstrate the safety and effectiveness of their products.

        In 1997, Eclipse submitted a PMA application to the FDA for certain applications of its TMR laser system. On October 27, 1998, an advisory panel of the FDA recommended that the FDA approve Eclipse's PMA application for the TMR laser system. Along with its approval, the FDA panel requested that Eclipse conduct postmarket surveillance in a form to be determined through further discussions with the FDA. On February 11, 1999, Eclipse received final approval from the FDA for its TMR products. Eclipse also has applied for and received Investigational Device Exemptions ("IDEs") to engage in various clinical trials of its PTMR products and procedures. Eclipse must successfully complete clinical trials of its PTMR products and procedures before filing a PMA application for those products and procedures.


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

        In January 1996, prior to the merger with Eclipse, CardioGenesis reported to the FDA the existence of an error in the software incorporated into the Ho:YAG laser included in its TMR laser systems. CardioGenesis' laser manufacturer, New Star Lasers, determined that, under certain circumstances, the laser could be fired even though its control panel indicated it was in the "stand-by" mode. CardioGenesis initiated a voluntary field correction of the lasers, categorized as a Class II recall by the FDA, and the software error has been corrected. FDA defines a Class II recall as one in which use of, or exposure to, the product may cause temporary or permanent adverse health consequences. The FDA has acknowledged the correction of the software error and the completion of the related field activities.


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

        The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than regulatory approval. Except as stated in the following sentence, the FDA must approve exports of devices that require a Pre Market Approval ("PMA") but are not yet approved domestically. An unapproved device may be exported without prior FDA approval to any member country of the European Union and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa:

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

        In 1996, prior to the merger with Eclipse, CardioGenesis initiated a suit in the United States against PLC seeking a judgement that the PLC patent is invalid and unenforceable. In 1997, PLC counterclaimed in that suit alleging infringement by CardioGenesis of the PLC patent. Also in 1997, PLC initiated suit in Germany against CardioGenesis and CardioGenesis' former German sales agent alleging infringement of a European counterpart to the PLC patent. In 1997, CardioGenesis filed an Opposition in the European Patent Office to a European counterpart to the PLC patent, seeking to have the European patent declared invalid.

        On January 5, 1999, before trial on the U.S. suit commenced CardioGenesis and PLC settled all litigation between them, both in the U.S. and in Germany, with respect to the PLC patent and the European patents. Under the Settlement and License Agreement signed by the parties CardioGenesis stipulated to the validity of the PLC patents and PLC granted CardioGenesis a non-exclusive worldwide license to the PLC patents. CardioGenesis agreed to pay PLC a license fee, and minimum royalties, totaling $2.5 million over an approximately forty-month period, with a running royalty credited against the minimums.

        The Settlement and License Agreement does not apply to any products or technology that do not use the PLC patents, nor does the agreement provide PLC any rights to any CardioGenesis intellectual property. The Eclipse TMR products do not use the technology associated with the PLC patents.

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


Eclipse has limited manufacturing experience which could prevent it from successfully increasing capacity in response to market demand. Eclipse has limited experience in manufacturing products. Manufacturers often encounter difficulties in increasing production, including problems involving:

-   production yields;

-   adequate supplies of components;

- quality control and assurance (including failure to comply with Good Manufacturing Practices ("GMP") regulations, international quality standards and other regulatory requirements); and

-   shortages of qualified personnel.

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


Eclipse may need additional capital or it will be unable to continue expanding its clinical trials and testing its products. Eclipse currently anticipates that its cash balances, together with sales of products for investigational and approved use, will be sufficient to meet its capital requirements through December 31, 1999. If Eclipse cannot raise enough additional funds, it may not be able to continue expanding its clinical trials and testing its products. If this were to occur, Eclipse's business, results of operations, financial condition and prospects would be materially adversely affected.

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


Dependence on Key Personnel. Eclipse's future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. Douglas Murphy-Chutorian, M.D., remains as Chairman of the Board of the combined company. Allen W. Hill, President and Chief Executive Officer of CardioGenesis, has become President and Chief Executive Officer of the combined company. Richard L. Mueller, Jr., is no longer President and Chief Operating Officer. Eclipse maintained key person life insurance policies on both Dr. Murphy-Chutorian and Mr. Mueller in the amount of $2 million in total and intends to maintain similar insurance in the future for its key personnel.

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

        Eclipse expects that its Year 2000 compliance project will be completed prior to the third quarter of fiscal 1999 and will not have a material adverse effect on Eclipse's financial condition or overall trends in the results of operations(1). However, there can be no assurance that unexpected delays or problems, including the failure to ensure the Year 2000 compliance of systems, services or products supplied to Eclipse by a third party, will not have an adverse effect on Eclipse, its financial performance, or the competitiveness or customer acceptance of its products. Further, Eclipse's current understanding of expected costs is subject to change as the project progresses and does not include the potential cost of internal software and hardware replaced in the normal course of business.

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

-   product quality problems;


-----------------------------------
(1) Forward looking statement.

-   personnel changes;

-   changes in strategy; and

-   the level of international sales.

        Eclipse believes that quarter to quarter comparisons of its operating results may not be a good indication of its future performance. It is likely that the operating results of Eclipse for a future quarter will fall below the expectations of public market analysts and investors. If this occurs, the price of Eclipse's Common Stock may fall, perhaps substantially.


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

        On April 7, 1999, Eclipse received confirmation from HCFA that effective July 1, 1999, HCFA will provide Medicare coverage for TMR systems for any manufacturer's TMR procedures. Eclipse has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that private insurance and private health plans will approve reimbursement for TMR or PTMR.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                            PART II OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS

        In 1996, prior to the merger with Eclipse, CardioGenesis initiated a suit in the United States against PLC seeking a judgement that the PLC patent is invalid and unenforceable. In 1997, PLC counterclaimed in that suit alleging infringement by CardioGenesis of the PLC patent. Also in 1997, PLC initiated suit in Germany against CardioGenesis and CardioGenesis' former German sales agent alleging infringement of a European counterpart to the PLC patent. In 1997, CardioGenesis filed an Opposition in the European Patent Office to a European counterpart to the PLC patent, seeking to have the European patent declared invalid.

        On January 5, 1999, before trial on the U.S. suit commenced CardioGenesis and PLC settled all litigation between them, both in the U.S. and in Germany, with respect to the PLC patent and the European patents. Under the Settlement and License Agreement signed by the parties CardioGenesis stipulated to the validity of the PLC patents and PLC granted CardioGenesis a non-exclusive worldwide license to the PLC patents. CardioGenesis agreed to pay PLC a license fee, and minimum royalties, totaling $2.5 million over an approximately forty-month period, with a running royalty credited against the minimums.

        The Settlement and License Agreement does not apply to any products or technology that do not use the PLC patents, nor does the agreement provide PLC any rights to any CardioGenesis intellectual property. The Eclipse TMR products do not use the technology associated with the PLC patents.

ITEM 2(d)       CHANGES IN SECURITIES AND USE OF PROCEEDS

        In connection with its initial public offering in 1996 Eclipse filed a Registration Statement on Form S-1, SEC File No. 333-03770 (the "Registration Statement"), which was declared effective by the Commission on May 31, 1996. Eclipse registered 7,000,000 shares of its Common Stock, no par value per share. The offering commenced on May 31, 1996 and 6,400,000 shares were sold. The aggregate offering price of the registered shares was $124,000,000. The managing underwriters of the offering were PaineWebber Incorporated, Deutsche Morgan Grenfell, Jefferies & Company Inc., Bear, Stearns & Company Inc., Montgomery Securities and Piper Jaffray Inc. Eclipse incurred the following expenses in connection with the offering:

               Underwriting discounts and commissions:            $10,013,000
               Other expenses:                                    $ 1,565,000
                                                                  -----------
               Total expenses:                                    $11,578,000
                                                                  ===========

        All of such expenses were payments to others.

        The net offering proceeds to Eclipse after deducting the total expenses above were approximately $112,422,000. From May 31, 1996 to March 31, 1999, Eclipse used such net offering proceeds, in direct or indirect payments to others, as follows:

               Purchase and installment of machinery and equipment:      $  2,485,000
               Working capital:                                          $ 75,536,000
               Investment in short-term, interest- bearing obligations:  $ 30,238,000
               Repayment of indebtedness:                                $  1,777,000
                                                                         ------------
               Total                                                     $110,036,000
                                                                         ============

        Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At Eclipse's Special Meeting of Shareholders on March 17, 1999, the following proposal was approved:

        1. Approval of a reorganization agreement, pursuant to which a subsidiary of Eclipse would be merged with and into CardioGenesis Corporation. CardioGenesis would survive the transaction as a wholly-owned subsidiary of Eclipse. In the merger, Eclipse will issue CardioGenesis stockholders 0.80 of a share of Eclipse common stock for each share of CardioGenesis common stock. In order to effect this transaction, Eclipse shareholder will have to approve the principal terms of the reorganization including the issuance of shares of Eclipse common stock to the stockholders of CardioGenesis.

                                                          FOR       AGAINST   ABSTAIN
                                                       ----------   -------   -------
                Eclipse Surgical Technologies, Inc. .. 10,091,569   23,692    91,986
                CardioGenesis Corporation ............ 10,808,539   11,009     7,535


ITEM 5.         OTHER INFORMATION

        Eclipse's 1999 Annual Meeting of Stockholders will be held on June 30, 1999 at 9a.m. at the Corporation's headquarters in Sunnyvale, California. Eclipse intends to mail the proxy statement for such meeting on or about May 27, 1999.

        Stockholder proposals related to Eclipse's 1999 Annual Meeting of Stockholders, but submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, must be received by Eclipse prior to April 12, 1999 in order to withhold authority of management proxies to use their discretionary voting authority with respect to any such proposal.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibit 27

        b)      Reports on Form 8-K

                No reports on Form 8-K were filed by Eclipse during the three month period ended March 31, 1999.

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


                                            ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                            Registrant




Date: May 14, 1999                          /s/ Allen W. Hill
                                            ----------------------------------
                                            Allen W. Hill
                                            Chief Executive Officer
                                            and President




Date: May 14, 1999                          /s/ Richard P. Powers
                                            ----------------------------------
                                            Richard P. Powers
                                            Chief Financial Officer
                                            (Duly Authorized Officer,
                                            Principal Financial and
                                            Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number             Description
-------            -----------
27                 Financial Data Schedule