Form 10-Q
period 1999-06-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1999-08-16
CIK 863680

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                28,766,374 shares
                               As of July 31, 1999

================================================================================

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                     PART 1
                              FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.      Financial Statements (unaudited) :

             a.       Consolidated Balance Sheets
                       as of  June 30, 1999 and December 31, 1998 ..............         1

             b.        Consolidated Statements of Operations & Comprehensive
                       Loss for the three months and six months ended June 30,
                       1999 and 1998 ...........................................         2

             c.       Consolidated Statements of Cash Flows
                       for the six months ended June 30, 1999 and 1998 .........         3

             d.       Notes to  Consolidated Financial Statements ..............         4

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ............................         7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ........        24

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings...................................................        25

Item 2(d).   Changes in Securities and Use of Proceeds .........................        25

Item 4.      Submission of Matters to a Vote of Security Holders ...............        26

Item 6.      Exhibits and Reports on Form 8-K ..................................        27

             Signatures.........................................................        28

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                          JUNE 30,       DECEMBER 31,
                                                                            1999             1998
                                                                         ----------      ------------
                                                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents .....................................      $    8,457       $    3,273
    Marketable securities .........................................           2,811           14,167
    Accounts receivable, (net of allowance for doubtful
     accounts of $2,202 at June 30, 1999 and $1,698 at ............           9,569            9,140
     December 31, 1998, respectively) .............................
   Inventories ....................................................           8,609            9,075
   Prepaids and other current assets ..............................           1,108            2,176
                                                                         ----------       ----------
     Total current assets .........................................          30,554           37,831
Property and equipment, net .......................................           1,532            2,353
Accounts receivable over one year, (net of allowance for
  doubtful accounts of $1,260 at June 30, 1999 and $970 at
  December 31, 1998, respectively) ................................           2,215            2,083
Long term marketable securities ...................................           3,150           10,287
Other assets ......................................................           2,670              424
                                                                         ----------       ----------
     Total assets .................................................      $   40,121       $   52,978
                                                                         ==========       ==========

                                        LIABILITIES

 Current liabilities:
   Accounts payable ...............................................      $    1,377       $    1,589
   Accrued liabilities ............................................          11,682           11,464
   Customer deposits ..............................................             171              256
   Deferred revenue ...............................................             891            2,145
   Note payable ...................................................             368              111
   Current portion of capital lease obligation ....................              23               23
   Current portion of long-term liabilities .......................           1,500               --
                                                                         ----------       ----------
      Total current liabilities ...................................          16,012           15,588
 Capital lease obligation, less current portion ...................             103              114
 Long-term liabilities, less current portion ......................           1,511               --
                                                                         ----------       ----------
      Total liabilities ...........................................          17,626           15,702
                                                                         ----------       ----------

                                     SHAREHOLDERS' EQUITY

 Common stock, no par value:
   Authorized: 50,000 shares;
    Issued and outstanding: 28,124 shares at June 30, 1999
      and 27,000 shares at December 31, 1998 ......................         153,635          148,947
Deferred compensation .............................................            (808)            (829)
Accumulated other comprehensive income (loss) .....................             (74)              49
Accumulated deficit ...............................................        (130,258)        (110,891)
                                                                         ----------       ----------
      Total shareholders' equity ..................................          22,495           37,276
                                                                         ----------       ----------
      Total liabilities and shareholders' equity ..................      $   40,121       $   52,978
                                                                         ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                -----------------------       -----------------------
                                                                  1999           1998           1999           1998
                                                                --------       --------       --------       --------
Net revenues .............................................      $  7,190       $  4,147       $ 11,664       $  6,571
Cost of revenues .........................................         2,870          2,371          4,775          3,909
                                                                --------       --------       --------       --------
   Gross profit ..........................................         4,320          1,776          6,889          2,662
                                                                --------       --------       --------       --------
Operating expenses:
   Research and development ..............................         3,007          8,552          6,977         15,489
   Sales and marketing ...................................         3,916          4,443          8,039          8,342
   General and administrative ............................         1,652          2,365          4,709          4,590
   Merger related costs ..................................            84             --          6,977             --
                                                                --------       --------       --------       --------
      Total operating expenses ...........................         8,659         15,360         26,702         28,421
                                                                --------       --------       --------       --------
        Operating loss ...................................        (4,339)       (13,584)       (19,813)       (25,759)
Interest expense .........................................           (17)           (21)           (20)           (54)
Interest income ..........................................           155            885            466          1,879
                                                                --------       --------       --------       --------
        Net loss .........................................        (4,201)       (12,720)       (19,367)       (23,934)
                                                                --------       --------       --------       --------
Other comprehensive income (loss):

  Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
      during period ......................................            26            (51)            39            (26)
      Less: reclassification adjustment for gains included
      in net income ......................................            (4)            41             (9)            47
                                                                --------       --------       --------       --------
              Other comprehensive income (loss) ..........            22            (10)            30             21
                                                                --------       --------       --------       --------
                    Comprehensive loss ...................      $ (4,179)      $(12,730)      $(19,337)      $(23,913)
                                                                ========       ========       ========       ========
Net loss per share:
        Basic and diluted ................................      $  (0.15)      $  (0.47)      $  (0.70)      $  (0.90)
                                                                ========       ========       ========       ========
         Weighted average shares outstanding .............        28,086         26,874         27,778         26,732
                                                                ========       ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                 -----------------------------
                                                                                   1999                 1998
                                                                                 --------             --------
 Cash flows from operating activities:
    Net loss ..............................................................      $(19,367)            $(23,934)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .......................................         1,400                  943
      Loss on write-off of property and equipment .........................           317                   --
      Provision for doubtful accounts .....................................           794                  224
      Inventory reserves ..................................................         1,770                   --
      Amortization of deferred compensation ...............................           229                  229
      Amortization of stock compensation ..................................           283                   --
      Changes in operating assets and liabilities:
          Accounts receivable .............................................        (1,355)                 651
          Inventories .....................................................        (1,304)                (825)
          Prepaids and other current assets ...............................         1,068                  223
          Other Assets ....................................................          (949)                 (88)
          Accounts payable ................................................          (212)               2,215
          Accrued liabilities .............................................           218                  168
          Customer deposits ...............................................           (85)                 155
          Deferred revenue ................................................        (1,254)                (150)
          Current portion of long term liabilities ........................         1,500                   --
          Long-term liabilities ...........................................           214                   --
                                                                                 --------             --------
             Net cash used in operating activities ........................       (16,733)             (20,189)
                                                                                 --------             --------
  Cash flows from investing activities:
    Acquisition of property and equipment .................................          (896)                (899)
    Purchase of marketable securities .....................................       (17,862)             (18,165)
    Sale of marketable securities .........................................        36,254               30,265
                                                                                 --------             --------
             Net cash provided by investing activities ....................        17,596               11,201
                                                                                 --------             --------
  Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants ...............         4,197                1,409
    Proceeds from short-term borrowing ....................................           257                   --
    Payments on short-term borrowings .....................................           (11)                  (2)
    Payments on long-term debt ............................................            --                   (2)
                                                                                 --------             --------
             Net cash provided by financing activities ....................         4,443                1,405
                                                                                 --------             --------
  Effect of foreign currency translation adjustment .......................           (22)                  --

                Net increase (decrease) in cash and cash equivalents ......         5,184               (7,583)
  Cash and cash equivalents at beginning of period ........................         3,273               23,044
                                                                                 --------             --------
  Cash and cash equivalents at end of period ..............................      $  8,457             $ 15,461
                                                                                 ========             ========
  Supplemental schedule of cash flow information:
    Interest paid .........................................................      $     24             $     34
                                                                                 ========             ========
    Taxes paid ............................................................      $     74             $     --
                                                                                 ========             ========
Supplemental schedule of noncash investing and financing activities:
    Unrealized gain (loss) on marketable securities .......................      $   (101)            $    (26)
                                                                                 ========             ========
    Deferred compensation .................................................      $    491             $     --
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

Net Loss Per Share:

        Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS 128 requires the Company to report both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three and six months ended June 30, 1999 and 1998 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

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

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                         THREE MONTHS                     SIX MONTHS
                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                   --------------------------      ------------------------
                                                      1999            1998            1999           1998
                                                   -----------     ----------      ----------      --------
Numerator - Basic and Diluted EPS
     Net Loss .................................    $   (4,201)     $  (12,720)     $  (19,367)     $(23,934)
Denominator - Basic and Diluted EPS
     Weighted average shares outstanding ......        28,086          26,874          27,778        26,732
Basic EPS .....................................    $    (0.15)     $    (0.47)     $    (0.70)     $  (0.90)
                                                   ==========      ==========      ==========      ========
Diluted EPS ...................................    $    (0.15)     $    (0.47)     $    (0.70)     $  (0.90)
                                                   ==========      ==========      ==========      ========

        Options to purchase 4,525,232 and 4,446,873 shares of common stock were outstanding at June 30, 1999 and 1998 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies -- (Continued):

Recent Pronouncements:

        In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for the Company beginning in 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Eclipse does not use derivative instruments and is not involved in hedging activities and has no plans to do so given Eclipse's current business operations.

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

        CardioGenesis was a medical device company like Eclipse which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and severe angina pain through TMR and PTMR. CardioGenesis also manufactured and marketed disposable products to perform intraoperative transmyocardial revascularization ("ITMR"), catheter-based percutaneous myocardial revascularization ("PMR"), and thorascopic transmyocardial revascularization ("TTMR") to treat patients afflicted with debilitating angina. During the quarter ended March 31, 1999, Eclipse recognized merger-related costs of $6,893,000 for financial advisory and legal fees, personnel severance, terminated relationships and other costs including write-offs of fixed assets and inventory. A majority of the terminated employees were located in California and worked in operations, sales, marketing, quality, research and development and administrative functions. A total of 40 employees were terminated.

        During the quarter ended June 30, 1999, Eclipse recognized additional merger-related costs of $84,000, bringing the total of merger-related costs to $6,977,000 for the six months ended June 30, 1999. This increase was largely due to costs of approximately $625,000 associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. This increase was mostly offset by lower than anticipated terminated relationship/contracts. Eclipse expects the last merger-related payment to occur in January of 2000.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the merger-related costs (in thousands).

DESCRIPTION                                                    AMOUNT
-----------                                                    ------
Financial advisory and legal fees ........................     $2,468
Personnel severance ......................................      1,002
Terminated relationships/contracts .......................        907
Other costs including fixed asset and
        inventory write-offs..............................      2,600
                                                               ------
     Total ...............................................     $6,977
                                                               ======

The following table summarizes the Company's merger related reserve balances (in thousands):

MERGER RELATED COST .......................................       $ 6,893
(for the three month period ended March 31, 1999)
Less:
     Non-cash charges .....................................         1,183
     Cash payments ........................................           548
                                                                  -------
Merger Reserve balance at March 31, 1999 ..................       $ 5,162

Less (plus):
     Additional merger-related costs accrued during the three
     month period ended June 30, 1999 .....................          (625)
     Change in estimate ...................................           541
     Non-cash charges .....................................           609
     Cash payments ........................................         1,394
                                                                  -------
Merger Reserve balance at June 30, 1999 ...................       $ 3,243
                                                                  =======

        The merger reserve balance is included in accrued liabilities.

3. Inventories:

        Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                     JUNE 30,   DECEMBER 31,
                                                       1999        1998
                                                   ----------   ------------
                                                   (UNAUDITED)
        Raw materials ..........................      $2,886      $3,679
        Work in process ........................         262         839
        Finished goods .........................       5,461       4,557
                                                      ------      ------
                                                      $8,609      $9,075
                                                      ======      ======

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            At June 30, 1999, Eclipse had an accumulated deficit of $130,259,000. Eclipse expects to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure. The timing and amounts of Eclipse's expenditures will depend upon a number of factors, including the progress of Eclipse's clinical trials, the status and timing of regulatory approvals, the timing of market acceptance, if any, of Eclipse's products, and the efforts required to develop Eclipse's sales and marketing organization.

RESULTS OF OPERATIONS

  Net Revenues

            Net revenues increased 73% to $7,190,000 for the three months ended June 30, 1999 from $4,147,000 for the three months ended June 30, 1998. Net revenues increased 78% to $11,664,000 for the six months ended June 30, 1999 from $6,571,000 for the six months ended June 30, 1998. The increase in revenues was due to higher sales of laser systems and disposable products resulting from the receipt of FDA approval on the Company's TMR products. Export sales accounted for approximately 6% of total sales for the three months ended June 30, 1999 and 28% for the three months ended June 30, 1998. Export sales accounted for approximately 14% of total sales for the six months ended June 30, 1999 and 24% for the six months ended June 30, 1998. The Company defines export sales as sales to customers located outside of the United States.

            Future revenues may continue to be affected by restrictions on third party reimbursement. Eclipse intends to continue selling its laser system to hospitals outright or placing the systems with hospitals under lease agreements. On April 7, 1999, Eclipse received confirmation from the Health Care Financial Administration ("HCFA") that effective July 1, 1999, HCFA will provide Medicare coverage for TMR. With this confirmation, hospitals will again receive Medicare reimbursement for TMR equipment and procedures. Eclipse has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that large numbers of private insurance and private health plans will reimburse the TMR procedure.

  Gross Profit

            Gross profit increased to $4,320,000 or 60% of net revenues for the three months ended June 30, 1999, compared to $1,776,000 or 43% of net revenues for the three months ended June 30, 1998. Gross profit increased to $6,889,000 or 59% of net revenues for the six months ended June 30, 1999, compared to $2,662,000 or 41% of net revenues for the six months ended June 30, 1998. The increase resulted from greater sales volume, a higher average sales price per laser, and lower unit costs due to the allocation of fixed manufacturing expenses over higher production volumes.

--------
(1) Forward looking statement.

Research and Development Expenses

            Research and development expenditures decreased to $3,007,000 or 42% of net revenues for the three months ended June 30, 1999, compared to $8,552,000 or 206% of net revenues for the three months ended June 30, 1998, respectively. Research and development expenditures decreased to $6,977,000 or 60% of net revenues for the six months ended June 30, 1999, compared to $15,489,000 or 236% of net revenues for the six months ended June 30, 1998, respectively. The decrease in these expenses reflects the decrease in activity associated with clinical trials coupled with lower employee and patent expenses.

            Some of Eclipse's products are currently in clinical trials and therefore subject to limitations by the FDA. Eclipse believes that a continued investment in the development of new and improved products and procedures and in Eclipse's clinical trials is critical to its future success. As a result of the FDA approval of the Eclipse surgical TMR system and the coverage notice by HCFA for July 1, 1999, it is anticipated that the level of research and development expenditures incurred in connection with clinical trials will continue to decrease as a percentage of revenues. (1) However, there can be no assurance that Eclipse's future revenues will be sufficient to cover the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

Sales and Marketing

            Sales and marketing expenses decreased to $3,916,000 or 54% of net revenues for the three months ended June 30, 1999, from $4,443,000 or 107% of net revenues for the three months ended June 30, 1998, respectively. Sales and marketing expenses decreased to $8,039,000 or 69% of net revenues for the six months ended June 30, 1999, from $8,342,000 or 127% of net revenues for the six months ended June 30, 1998, respectively. The decreases are due to cost efficiencies realized from the merger. There can be no assurance that Eclipse will continue to experience decreases in sales and marketing expenses in the future. Eclipse expects that absolute dollars spent on sales and marketing may increase as Eclipse continues to focus resources on the development of the TMR and PTMR market.(1)

General and Administrative

            General and administrative expenses decreased to $1,652,000 or 23% of net revenues for the three months ended June 30, 1999, compared to $2,365,000 or 57% of net revenues for the three months ended June 30, 1998, respectively. General and administrative expenses increased to $4,709,000 or 40% of net revenues for the six months ended June 30, 1999, compared to $4,590,000 or 70% of net revenues for the six months ended June 30, 1998, respectively. The decrease in absolute dollars for the three months ended June 30, 1999 compared to 1998 is due to a reduction in legal litigation expenses and cost savings resulting from the merger.

Merger Related Costs

            CardioGenesis was a medical device company like Eclipse which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and severe angina pain through TMR and PTMR. CardioGenesis also manufactured and marketed disposable products to perform intraoperative transmyocardial revascularization ("ITMR"), catheter-based percutaneous myocardial revascularization ("PMR"), and thorascopic transmyocardial revascularization ("TTMR") to treat patients afflicted with debilitating angina. During the quarter ended March 31,1999, Eclipse recognized merger-related costs of $6,893,000 for financial advisory and legal fees, personnel severance, terminated relationships and other costs including write-offs of fixed assets and inventory. A majority of the terminated employees were located in California and worked in operations, sales, marketing, quality, research and development and administrative functions. A total of 40 employees were terminated.

            During the quarter ended June 30, 1999, Eclipse recognized additional merger-related costs of $84,000, bringing the total of merger-related costs to $6,977,000 for the six months ended June 30,1999. This increase was largely due to costs of approximately $625,000 associated with a upgrade program to replace customer owned

--------
(1) Forward looking statement.

equipment rendered unusable by the merger. This increase was mostly offset by lower than anticipated terminated relationship/contracts. Eclipse expects the last merger- related payment to occur in January of 2000. Merger related costs were $6,977,000 for the six months ended June 30, 1999. These were non-recurring costs associated with the merger.

            The following table summarizes the merger-related costs (in thousands).

DESCRIPTION                                                        AMOUNT
-----------                                                        ------
Financial advisory and legal fees ...............................  $2,468
Personnel severance .............................................   1,002
Terminated relationships/contracts ..............................     907
Other costs including fixed asset and inventory write-offs ......   2,600
                                                                   ------
     Total ......................................................  $6,977
                                                                   ======

Interest Income and Expense

            Interest income decreased 82% to $155,000 for the three months ended June 30, 1999, compared to $885,000 for the three months ended June 30, 1998. Interest income decreased 75% to $466,000 for the six months ended June 30, 1999, compared to $1,879,000 for the six months ended June 30, 1998. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

            Interest expense decreased 19% to $17,000 for the three months ended June 30, 1999, compared to $21,000 for the three months ended June 30, 1998. Interest expense decreased 63% to $20,000 for the six months ended June 30, 1999, compared to $54,000 for the six months ended June 30, 1998. This decrease reflects a lower level of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents and short and long-term marketable securities were $14,418,000 at June 30, 1999 compared to $27,727,000 at December 31, 1998, a decrease of 48%. Marketable securities are classified as "available-for-sale" and are readily marketable at their fair market value. Eclipse used $16,733,000 of cash during the six month period ending June 30, 1999 for operating activities, including funding its operating loss and increases in inventory, other assets, accounts payable and deferred revenue.

            Since its inception, Eclipse has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, Eclipse's operations have been funded in part through sales of Eclipse's products. At June 30, 1999, Eclipse had an accumulated deficit of $130,259,000.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for the Company beginning in 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Eclipse does not use derivative instruments and is not involved in hedging activities and has no plans to do so given Eclipse's current business operations.

--------------
(1) Forward looking statement.

YEAR 2000 COMPLIANCE

            The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for Eclipse if internal data management, accounting, manufacturing and/or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999. To address the issue, Eclipse has assembled a cross-functional project team to review and assess internal software, data management and accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The project team has identified the following systems which are in the process of being evaluated:

Security systems                     Network equipment
Facility systems                     Printers, copiers and fax machines
Telephony                            Server tape backups
Servers                              Testing equipment
Personal computers                   Miscellaneous software

            The vast majority of Eclipse's information systems hardware and software is already Year 2000 compliant. These same hardware and software systems are used for process controls in Eclipse's manufacturing operations which do not depend otherwise upon date data oriented equipment. Eclipse does not anticipate any material disruption in its operations as a result of any failure by Eclipse to be in Year 2000 compliance(1). Eclipse has prepared a preliminary estimate of total Year 2000 remediation efforts of approximately $50,000, of which $36,000 has been spent as of June 30, 1999.

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

            Eclipse expects that its Year 2000 compliance project will be completed during the third quarter of fiscal 1999 and will not have a material adverse effect on Eclipse's financial condition or overall trends in the results of operations(1). However, there can be no assurance that unexpected delays or problems, including the failure to ensure the Year 2000 compliance of systems, services or products supplied to Eclipse by a third party, will not have an adverse effect on Eclipse, its financial performance, or the competitiveness or customer acceptance of its products. Further, Eclipse's current understanding of expected costs is subject to change as the project progresses and does not include the potential cost of internal software and hardware replaced in the normal course of business.

----------
(1) Forward looking statement.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            Eclipse has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q with a footnote1 symbol. Eclipse may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

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

Eclipse may fail to obtain required U.S. regulatory approvals to market its PTMR products, or to obtain U.S. regulatory approvals to market its TMR products for a more broad set of indications. The business, financial condition and results of operations of Eclipse could be materially and adversely affected by any of the following events, circumstances or occurrences related to the regulatory process:

        - delays in completing clinical trials or submitting trial results for regulatory approval;

        -   the failure to obtain regulatory approvals for such products;

        - significant limitations in the indicated uses for which such products may be marketed, or

        -   substantial costs incurred in obtaining such approvals.

            Eclipse has applied for and received Investigational Device Exemptions to engage in clinical trials of its PTMR products. These trials must be completed before Eclipse can file a Preliminary Market Approval application, known as a PMA, to the FDA. A PMA application for Eclipse's PTMR laser systems must be approved by the FDA before the devices can be sold commercially.

            On February 11, 1999, Eclipse received final approval from the FDA to market its TMR products. In July 1999, Eclipse submitted a PMA supplement for the use of its TMR products for a more broad set of indications. To date, the FDA has not approved this PMA supplement.

            There can be no assurance that Eclipse will receive FDA approvals either to market its PTMR products or to market is TMR products for a more broad set of indications.

Eclipse products have not been broadly adopted by the medical community, and unless they are broadly adopted its business will be adversely affected. Eclipse's TMR products using lasers have not yet achieved broad commercial adoption. Eclipse's PTMR products are experimental and have not yet achieved broad clinical adoption. Eclipse cannot predict whether or at what rate and how broadly their products will be adopted by the medical community. The business, financial condition and results of operations of Eclipse may be adversely affected if:

        -   its products fail to achieve significant clinical adoption; or

        - its TMR or PTMR laser systems fail to achieve significant market acceptance.

            Positive endorsements by physicians are essential for clinical adoption of Eclipse's TMR and PTMR laser systems. Even if the clinical efficacy of TMR and PTMR laser systems is established, physicians may elect not to recommend TMR and PTMR laser systems for any number of reasons. The reasons why TMR or PTMR laser systems may effectively treat coronary artery disease are not well understood. Although Eclipse intends to use research, development and clinical efforts to understand better the physiological effects of TMR and PTMR treatment, Eclipse may not achieve such understanding on a timely basis, or at all. TMR and PTMR laser systems may not be clinically adopted unless Eclipse:

        -   understands thoroughly the physiological effects of the products, or

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

To expand its business, Eclipse will be required to establish effective sales, marketing and distribution systems, and it has limited experience to date establishing these operations. To expand its business, Eclipse must establish effective systems to sell, market and distribute products. To date, Eclipse has had limited sales which have consisted primarily of sales of its TMR and PTMR laser systems for investigational use only. Eclipse has only recently begun commercial sales of its TMR laser systems following final FDA regulatory approval in February 1999. For this reason, Eclipse has maintained only a limited sales and marketing organization.

            With recent FDA approval of its TMR laser system, Eclipse is marketing its products primarily through a direct sales force. Eclipse intends to expand its operations by hiring additional sales and marketing personnel. This will require substantial management efforts and financial resources. If Eclipse is not able to establish effective sales and marketing capabilities, its business and results of operations could be materially adversely affected.

The expansion of Eclipse's business may put added pressure on its management and operational infrastructure and could create numerous risks and challenges. The growth in Eclipse's business may place a significant strain on its limited personnel, management and other resources. The evolving growth of Eclipse's business involves numerous risks and challenges, including:

        - the dependence on the growth of the market for Eclipse's TMR and PTMR systems;

        -   domestic and international regulatory developments;

        -   rapid technological change;

        -   the highly competitive nature of the medical devices industry; and

        - the risk of entering emerging markets in which Eclipse has limited or no direct experience;

            Eclipse's future operating results will be significantly affected by its ability to:

        -   successfully and rapidly expand sales to potential customers;

        - implement operating, manufacturing and financial procedures and controls;

        -   improve coordination among different operating functions; and

        - continue to attract, train and motivate additional qualified personnel in all areas.

        - Eclipse cannot assure you that it will be able to manage these activities and implement these strategies successfully, and any failure to do so could harm its operating results.

Eclipse may not be able to successfully market its products if it fails to obtain third party reimbursement for the procedures performed with its products. Few individuals are able to pay directly for the costs associated with the use of Eclipse's products. In the U.S., hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. A failure by third party payors to provide adequate reimbursement for the TMR and PTMR procedures that use Eclipse's products would have a material adverse effect on Eclipse's business, financial condition, and results of operations.

            On April 7, 1999, Eclipse received confirmation from the Health Care Financing Administration that effective July 1, 1999, HCFA will provide Medicare coverage for TMR systems for any manufacturer's TMR procedures. Eclipse has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that private insurance and private health plans will approve reimbursement for TMR or PTMR.

            Although Eclipse does not anticipate receiving Medicare reimbursements for its laser systems that are in clinical trials, it will seek reimbursement from other third party payors. There can be no assurance, however, that such reimbursement will be available.

            Third party payors may deny reimbursement if they determine that the device used in a treatment is:

        -   unnecessary,

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

            Eclipse competes with:

        -   PLC Systems, Inc.; and

        -   Johnson & Johnson.

            PLC is currently selling TMR commercially in the U.S. and abroad, while Johnson & Johnson is currently selling PTMR products for investigational use.

            Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants. PLC obtained a PMA approval of its TMR laser system in 1998 and thus, could be able to capture a greater market share.

            Even with the FDA approval for its TMR laser system, Eclipse will face competition for market acceptance and market share for that product. Eclipse's ability to compete may depend in significant part on the timing of introduction of competitive products into the market, and will be affected by the pace, relative to competitors, at which it is able to:

        -   develop products;

        -   complete clinical testing and regulatory approval processes;

        -   obtain third party reimbursement acceptance; and

        -   supply adequate quantities of the product to the market.

Eclipse's products also compete with alternative treatment methods and its products must replace these methods to be commercially successful. Many of the medical indications that may be treatable with TMR and PTMR laser systems are currently being treated by drug therapies or surgery and other interventional therapies, including percutaneous transluminal coronary angioplasty (known as PTCA) and coronary artery bypass graft.

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

Eclipse products depend on TMR technology which is rapidly changing, which could require them to incur substantial product development expenditures to respond to industry changes. TMR and PTMR laser systems are the only products of Eclipse. Accordingly, if Eclipse fails to develop and commercialize successfully their TMR and PTMR laser systems, then their business, financial condition and results of operations would be materially adversely affected.

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

Overall increases in medical costs could adversely affect Eclipse's business. Eclipse believes that the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by them. There can be no assurance in either United States or international markets that:

        - third party reimbursement and coverage will be available or adequate;

        -   current reimbursement amounts will not be decreased in the future;
            or

        - future legislation, regulation or reimbursement policies of third party payors will not otherwise adversely affect the demand for or the ability of Eclipse to profitably sell its products.

            Fundamental reforms in the healthcare industry in the United States and Europe continue to be considered. Eclipse cannot predict whether or when any healthcare reform proposals will be adopted and what effect such proposals might have on its business.

Eclipse has a history of losses and may not be profitable in the futurE. Eclipse has incurred significant losses since inception. Its revenues and operating income will be constrained:

        - until such time, if ever, as it obtains broad commercial adoption of its TMR laser systems by healthcare facilities in the U.S.;

        - until such time, if ever, as it obtains FDA and other regulatory approvals for its PTMR laser systems; and

        -   for an uncertain period of time after such approvals are obtained.

            Eclipse may not achieve or sustain profitability in the future.

If Eclipse experiences increased demand for its products, it may not be able to expand its business to meet such demand. Eclipse may be required to expand its business to:

        -   respond to increasing clinical adoption of the TMR procedure;

        -   develop future products;

        -   generally compete successfully;

        -   complete the clinical trials that are currently in progress; and

        -   prepare additional products for clinical trials;

            Such expansion could place a significant strain on managerial, operational and financial systems and resources. To accommodate such expansion and compete effectively, Eclipse must:

        -   improve information systems, procedures and controls; and

        -   expand, train, motivate and manage its employees.

Third parties may limit the development and protection of Eclipse intellectual property which could adversely affect their competitive positions. The success of Eclipse is dependent in large part on its ability to:

        -   obtain patent protection for its products and processes;

        -   preserve its trade secrets and proprietary technology; and

        - operate without infringing upon the patents or proprietary rights of third parties.

            The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Certain competitors and potential competitors of Eclipse have obtained United States patents covering technology that could be used for certain TMR and PTMR procedures. There can be no assurance such competitors, potential competitors or others have not filed and do not hold international patents covering other TMR or PTMR technology. In addition, international patents may not be interpreted the same as any counterpart United States patents.

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

            In 1996, prior to the merger with Eclipse, CardioGenesis initiated a suit in the U.S. against PLC seeking a judgment that the PLC patent is invalid and unenforceable. In 1997, PLC counterclaimed in that suit alleging infringement by CardioGenesis of the PLC patent. Also in 1997, PLC initiated suit in Germany against CardioGenesis and CardioGenesis' former German sales agent alleging infringement of a European counterpart to the PLC patent. In 1997, CardioGenesis filed an Opposition in the European Patent Office to a European counterpart to the PLC patent, seeking to have the European patent declared invalid.

            On January 5, 1999, before trial on the U.S. suit commenced, CardioGenesis and PLC settled all litigation between them, both in the U.S. and in Germany, with respect to the PLC patent and the European patents. Under the Settlement and License Agreement signed by the parties, CardioGenesis stipulated to the validity of the PLC patents and PLC granted CardioGenesis a non-exclusive worldwide license to the PLC patents. CardioGenesis agreed to pay PLC a license fee, and minimum royalties, totaling $2.5 million over an approximately forty-month period, with a running royalty credited against the minimums.

            The Settlement and License Agreement applies only to those products or that technology that uses the PLC patents, and the agreement does not provide PLC any rights to any CardioGenesis intellectual property. The Eclipse TMR products do not use the technology associated with the PLC patents.

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

            Any litigation or interference proceedings will result in:

        -   substantial expense; and

        - significant diversion of effort by technical and management personnel.

            If the results of such litigation or interference proceedings are adverse to Eclipse, then the results may:

        -   subject Eclipse to significant liabilities to third parties;

        -   require Eclipse to seek licenses from third parties;

        - prevent Eclipse from selling its products in certain markets or at all; or

        -   require Eclipse to modify its products.

            Although patent and intellectual property disputes regarding medical devices are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance the necessary licenses would be available on satisfactory terms, if at all.

            Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent Eclipse from manufacturing and selling its products. This would have a material adverse effect on Eclipse's business, financial condition and results of operations.

Eclipse relies on patent and trade secret laws which are complex and may be difficult to enforce. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Issued patent or patents based on pending patent applications or any future patent application may not exclude competitors or may not provide a competitive advantage to Eclipse. In addition, patents issued or licensed to Eclipse may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents.

            Furthermore, there can be no assurance that competitors:

        -   have not developed or will not develop similar products;

        -   will not duplicate products of Eclipse; or

        -   will not design around any patents issued to or licensed by Eclipse.

            Since patent applications in the United States are maintained in secrecy until patents issue, Eclipse cannot be certain:

        - others did not first file applications for inventions covered by its pending patent applications, nor

        - that it will not infringe any patents that may issue to others on such applications.

            The U.S. patent laws were recently amended to exempt physicians, other health care professionals, and affiliated entities from infringement liability for medical and surgical procedures performed on patients. Eclipse is not able to predict if this amendment will materially affect its ability to protect their proprietary methods and procedures.

            Competitors may:

        - independently develop proprietary information substantially equivalent to the proprietary information and techniques of Eclipse, or

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

        -   competitors may otherwise gain access to its proprietary technology.

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

            Certain suppliers to Eclipse could have difficulty expanding their manufacturing capacity to meet Eclipse's needs if demand for Eclipse's TMR and PTMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers could cause a delay in regulatory approvals or adversely affect product acceptance. There can be no assurance that:

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

Eclipse has limited manufacturing experience which could prevent it from successfully increasing capacity in response to market demand. Eclipse has limited experience in manufacturing products. Manufacturers often encounter difficulties in increasing production, including problems involving:

        -   production yields;

        -   adequate supplies of components;

        - quality control and assurance (including failure to comply with good manufacturing practices regulations, international quality standards and other regulatory requirements); and

        -   shortages of qualified personnel

            There can be no assurance that Eclipse:

        -   will be able successfully to increase manufacturing capacity; or

        -   will be able to avoid manufacturing difficulties or product recalls.

Eclipse products may contain defects which could delay regulatory approval or market acceptance of its products. Eclipse may experience future product defects, malfunctions, manufacturing difficulties or recalls related to the lasers or other components used in its TMR and PTMR laser systems. Any such occurrence could cause a delay in regulatory approvals or adversely affect the commercial acceptance of its products and could have a material adverse effect on the business, financial condition and results of operations of Eclipse.

Eclipse must comply with FDA manufacturing standards or face fines or other penalties including suspension of production. Eclipse is required to demonstrate compliance with the FDA's current good manufacturing practices regulations if it markets devices in the United States or manufactures finished devices in the United States. The FDA inspects manufacturing facilities on a regular basis to determine compliance. If Eclipse fails to comply with applicable FDA or other regulatory requirements, it can be subject to:

        -   fines, injunctions, and civil penalties;

        -   recalls or seizures of products;

        -   total or partial suspensions of production; and

        -   criminal prosecutions.

Eclipse will be able to obtain FDA approval only for those products that are proven safe and effective in clinical sites. The FDA has not approved Eclipse's PTMR laser systems for any indication in the United States. There can be no assurance regarding the clinical safety or efficacy of such systems.
Completing clinical trials to the point of submission to the FDA could:

        -   require substantial financial and management resources; and

        -   take several years.

            Eclipse cannot determine if its PTMR laser systems will prove to be safe or effective, or that its TMR laser systems will prove to be safe and effective for any indications beyond those for which Eclipse has received FDA approval. The business, financial condition, and results of operations of Eclipse would be materially and adversely affected if its PTMR laser systems do not prove to be safe and effective in clinical trials, or if its TMR laser systems do not prove to be safe and effective for use with other indications.

Eclipse may suffer losses from product liability claims if its products cause harm to patientS. Eclipse is exposed to:

        -   potential product liability claims; and

        -   product recalls.

            These risks are inherent in the design, development, manufacture and marketing of medical devices. The products of Eclipse are designed to be used in life-threatening situations where there is a high risk of serious injury or death and such companies could be subject to product liability claims if the use of its TMR or PTMR laser systems is alleged to have caused adverse effects on a patient or such products are believed to be defective.

            Any regulatory clearance for commercial sale of these products will not remove these risks. Any failure to comply with the FDA's GMP or other regulations could have a material adverse effect on Eclipse's ability to defend against product liability lawsuits. Although Eclipse has not experienced any product liability claims to date, any such claims could have a material adverse effect on its business, financial condition and results of operations.

Eclipse's insurance may be insufficient to cover product liability claims against it. There can be no assurance that the product liability insurance maintained by Eclipse will:

        -   be adequate for any future product liability problems; or

        - that such insurance coverage will continue to be available on commercially reasonable terms, or at all.

            If Eclipse were held liable for a product liability claim or series of claims in excess of its insurance coverage, such liability could have a material and adverse effect on its business, financial condition and results of operations.

            Eclipse maintains insurance against product liability claims in the amount of:

        -   $10 million per occurrence; and

        -   $10 million in the aggregate.

            These coverage limits may not adequately protect Eclipse from liabilities it might incur in connection with the development, manufacture and sale of its products since:

        -   TMR technology is not well understood; and

        - there is a lack of data regarding the clinical safety and efficacy of PTMR laser systems.

            Eclipse may require increased product liability coverage as sales of approved products increase and as additional products are commercialized. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all.

Eclipse depends heavily on certain key personnel. Eclipse's future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. In particular, Eclipse relies on Douglas Murphy-Chutorian, M.D., its Chairman of the Board, Allen W. Hill, its President and Chief Executive Officer, and Richard Powers, its Executive Vice President and Chief Financial Officer. Eclipse maintains key person life insurance policy on Dr. Murphy-Chutorian in the amount of $2 million in total and intends to maintain similar insurance in the future for its key personnel.

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

Eclipse may engage in future acquisitions that distract its management, cause it to incur debt, or dilute its shareholders. Eclipse may, from time to time, acquire or invest in other complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, Eclipse's management frequently evaluates the strategic opportunities available related to complementary businesses, products or technologies. The process of integrating an acquired company's business into Eclipse's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of Eclipse's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Any future acquisitions or investments by Eclipse could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect Eclipse's operating results and financial condition.

Eclipse may fail to comply with international regulatory requirements and could be subject to regulatory delays, fines or other penalties. Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. The impact of the following factors would have a material adverse effect on the business, financial condition and results of operations of Eclipse:

        - delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;

        -   the loss of previously obtained approvals or clearances; or

        - the failure to comply with existing or future regulatory requirements.

            Eclipse's products will be subject to other regulatory requirements in the European Union and other countries. Any enforcement action by international regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on the business, financial condition and results of operations of Eclipse.

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

        -   for investigational use in accordance with the laws of that country.

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

            Eclipse became ISO 9001 certified in May 1997. Eclipse may not be able to:

        - achieve or maintain the compliance required for CE marking on all or any of its products; and

        - produce its products profitably and in a timely manner while complying with the requirements of the Medical Device Directive and other regulatory requirements.

            If Eclipse fails to comply with applicable regulatory requirements it could face:

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

            Any of these factors could have an adverse effect on international sales revenues of Eclipse. In future quarters, international sales could become a significant portion of the revenue of Eclipse.

Eclipse may not achieve wide acceptance of its products in foreign markets if it fails to obtain third party reimbursement for the procedures performed with its products. If Eclipse obtains the necessary foreign regulatory registrations or approvals, market acceptance of Eclipse's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country. They include both government sponsored health care and private insurance. Although Eclipse expects to seek international reimbursement approvals, there can be no assurance any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of TMR products in the international markets in which such approvals are sought.

Eclipse may experience adverse effects on its business related to Year 2000 issues affecting its suppliers. Many currently installed computer systems and software products experience functional difficulty distinguishing between twenty-first century dates and twentieth century dates. This is commonly known as the Year 2000 Problem. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly in the future.

            As the products that Eclipse itself supplies to its customers are not dependent upon date data processing and do not have electrical ports for the connection of other devices, Eclipse believes that these products are Year 2000 compliant.

            Eclipse does not anticipate any material disruption in its operations as a result of any internal or external Year 2000 compliance problems. However, Eclipse expects to prepare for minor delays in the receipt of materials and services as a result of third parties' failures to meet Year 2000 requirements. Eclipse cannot assure you that it will not experience unexpected delays or problems as a result of Year 2000 problems.

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

            As a contingency plan, Eclipse intends to maintain higher inventory levels at 1999 year end to mitigate any possible supplier delays. With respect to compliance of the products Eclipse supplies to its customers, the efforts are complete as Eclipse's products are not dependent upon date data processing and the products do not have electrical ports for connection of other devices.

            Eclipse has not found it necessary to delay or cancel any internal services, programs, or projects as a result of its preparatory activities for Year 2000 compliance. Eclipse does not anticipate any material disruption in its operations as a result of any internal or external failures to be in Year 2000 compliance. However, Eclipse is prepared, as a worse-case scenario, for minor delivery delays in the receipt of materials and services.

            Eclipse expects that its Year 2000 compliance project will be completed during the third quarter of fiscal 1999 and will not have a material adverse effect on Eclipse's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure the Year 2000 compliance of systems, services, or products supplied to Eclipse by a third party, will not have an adverse effect on Eclipse, its financial performance, or the competitiveness or customer acceptance of its products. Furthermore, Eclipse's current understanding of expected costs is subject to change as the project progresses and does not include the potential costs of internal software and hardware replaced in the normal course of business.

The operating results of Eclipse are expected to fluctuate and quarter to quarter comparisons of its results may not indicate future performance. The operating results of Eclipse have fluctuated significantly from quarter to quarter and are expected to fluctuate significantly from quarter to quarter due to a number of events and factors, including:

        -   the timing and results of clinical trials;

        - delays associated with the FDA and other regulatory approval processes;

        - the enactment of health care reform legislation and any changes in third party reimbursement policies;

        -   the level of product demand and the timing of customer orders;

        -   changes in competitive pricing policies;

        - the ability to develop, introduce and market new and enhanced versions of products on a timely basis;

        - deferrals in customer orders in anticipation of new or enhanced products;

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

            The net offering proceeds to Eclipse after deducting the total expenses above were approximately $112,422,000. From May 31, 1996 to June 30, 1999, Eclipse used such net offering proceeds, in direct or indirect payments to others, as follows:

Purchase and installment of machinery and equipment:             $  2,563,000
Working capital:                                                 $ 75,536,000
Investment in short-term, interest-bearing obligations:          $ 30,238,000
Repayment of indebtedness:                                       $  2,077,000
                                                                 ------------
Total                                                            $110,414,000
                                                                 ============

            Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On June 30, 1999, the Company held its annual meeting of shareholders. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of shareholders or until their earliest resignation or removal :


Nominee                                    For               Withheld
-------                                ----------            --------
Douglas Murphy-Chutorian, M.D          24,787,070             88,730
Allen W. Hill                          24,763,231            112,569
Jack M. Gill, Ph. D                    24,767,489            108,311
Alan L. Kaganov, Sc. D                 24,765,424            110,376
Robert C. Mortensen                    24,767,349            108,451
Robert C. Strauss                      24,766,849            108,951
Iain M. Watson                         24,767,549            108,251

            Also at that meeting, the following proposals were voted upon with the number of votes cast for, against abstentions and broker non-votes as set forth in the columns opposite the respective matters.

                                                                                                                       Broker
Proposal Number                                                              For          Against     Abstentions     Non-Votes
---------------                                                           ----------     ----------   -----------     ---------
(2)  Increase the number of shares of Common Stock reserved
     for issuance under the Company's Stock Option Plan by
     1,100,000 shares.                                                    22,687,957      1,771,026      84,035         332,782

(3)  Increase the number of shares of Common Stock reserved
     for issuance under the Company's 1996 Employee Stock
     Purchase Plan by 150,000 shares.                                     23,136,136       1,358,474      48,408        332,782

(4)  Increase the number of shares of Common Stock reserved
     for issuance under the Company's Director Stock Option
     Plan by 125,000 shares.                                              22,686,573       1,810,271      46,224        332,732

(5)  Ratify the selection of PricewaterhouseCoopers LLP as
     independent accountants for the Company for the fiscal
     year ending December 31, 1999.                                       24,814,723          19,944      41,133              0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)     Exhibit 27

         b)     Reports on Form 8-K

                No reports on Form 8-K were filed by Eclipse during the three month period ended June 30, 1999.

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

                                         ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                         Registrant

Date: August 16, 1999                    /s/  Allen W. Hill
                                         ---------------------------------------
                                         Allen W. Hill
                                         Chief Executive Officer and President


Date: August 16, 1999                    /s/  Richard P. Powers
                                         ---------------------------------------
                                         Richard P. Powers
                                         Executive Vice President of Finance
                                           and Administration
                                         (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT          DESCRIPTION
-------          -----------
  27             FINANCIAL DATA SCHEDULE