Form 10-Q
period 1999-09-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 1999-11-12
CIK 863680

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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


                                29,406,743 shares
                             As of October 31, 1999


================================================================================

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                     PART 1
                              FINANCIAL INFORMATION


                                                                                        Page
                                                                                        ----
Item 1.      Financial Statements (unaudited) :

             a.  Consolidated Balance Sheets
                  as of September 30, 1999 and December 31, 1998 ..................       1

             b.   Consolidated Statements of Operations & Comprehensive
                  Loss for the three months and nine months ended September
                  30, 1999 and 1998 ...............................................       2

             c.  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1999 and 1998 ...........       3

             d.  Notes to  Consolidated Financial Statements ......................       4

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...............................       7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ...........      24

                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings     . ..............................................      25

Item 2(d).   Changes in Securities and Use of Proceeds ............................      25

Item 6.      Exhibits and Reports on Form 8-K .....................................      26


             Signatures ...........................................................      27

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  SEPTEMBER 30, 1999     DECEMBER 31,
                                                                     (UNAUDITED)            1998
Current assets:
    Cash and cash equivalents ..................................      $   7,419           $   3,273
    Marketable securities ......................................          3,170              14,381
    Accounts receivable, (net of allowance for doubtful
     accounts of $1,933 at September 30, 1999 and $1,699 at
     December 31, 1998, respectively) ..........................          8,530               9,140
   Inventories .................................................          7,874               9,075
   Prepaids and other current assets ...........................          1,260               1,962
                                                                      ---------           ---------
     Total current assets ......................................         28,253              37,831
Property and equipment, net ....................................          1,332               2,353
Accounts receivable over one year, (net of allowance for
doubtful accounts of $1,068 at September 30, 1999 and $970
at December 31, 1998, respectively) ............................          1,743               2,083
Long-term marketable securities ................................          6,170              10,287
Other assets ...................................................          2,594                 424
                                                                      ---------           ---------
     Total assets ..............................................      $  40,092           $  52,978
                                                                      =========           =========

                        LIABILITIES

 Current liabilities:
   Accounts payable ............................................      $   2,775           $   1,589
   Accrued liabilities .........................................          9,612              11,464
   Customer deposits ...........................................            145                 256
   Deferred revenue ............................................          1,864               2,145
   Note payable ................................................            184                 111
   Current portion of capital lease obligation .................             23                  23
   Current portion of long-term liabilities ....................          1,464                  --
                                                                      ---------           ---------
      Total current liabilities ................................         16,067              15,588
 Capital lease obligation, less current portion ................            103                 114
 Long-term liabilities, less current portion ...................          1,340                  --
                                                                      ---------           ---------
      Total liabilities ........................................         17,510              15,702
                                                                      ---------           ---------


                  SHAREHOLDERS' EQUITY

 Common stock, no par value:
   Authorized: 50,000 shares;
    Issued and outstanding: 29,005 shares at September 30,
      1999 and 27,466 shares at December 31, 1998 ..............        158,139         148,947
Deferred compensation ..........................................           (333)           (829)
Accumulated other comprehensive income (loss) ..................            (60)             49
Accumulated deficit ............................................       (135,164)       (110,891)
                                                                      ---------       ---------
      Total shareholders' equity ...............................         22,582          37,276
                                                                      ---------       ---------
      Total liabilities and shareholders' equity ...............      $  40,092       $  52,978
                                                                      =========       =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                              1999           1998           1999           1998
                                                            --------       --------       --------       --------
Net revenues .........................................      $  6,085       $  3,065       $ 17,749       $  9,635
Cost of revenues .....................................         2,952          1,910          7,727          5,708
                                                            --------       --------       --------       --------
   Gross profit ......................................         3,133          1,155         10,022          3,927
                                                            --------       --------       --------       --------
Operating expenses:
   Research and development ..........................         2,475          7,789          9,452         23,279
   Sales and marketing ...............................         3,914          4,295         11,953         12,133
   General and administrative ........................         1,289          2,224          5,998          7,428
   Merger related costs ..............................           437             --          7,414             --
                                                            --------       --------       --------       --------
      Total operating expenses .......................         8,115         14,308         34,817         42,840
                                                            --------       --------       --------       --------
        Operating loss ...............................        (4,982)       (13,153)       (24,795)       (38,913)
Interest expense .....................................           (21)           (23)           (41)           (76)
Interest income ......................................            97            720            563          2,598
                                                            --------       --------       --------       --------
        Net loss .....................................        (4,906)       (12,456)       (24,273)       (36,391)
                                                            --------       --------       --------       --------

Other comprehensive income (loss):

  Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
      during period ..................................            13            135            (26)           109
      Less: reclassification adjustment for gains
      included in net income .........................            (1)            11              3            (99)
                                                            --------       --------       --------       --------
              Other comprehensive income (loss) ......            12            146            (23)            10
                                                            --------       --------       --------       --------
                    Comprehensive loss ...............      $ (4,894)      $(12,310)      $(24,296)      $(36,381)
                                                            ========       ========       ========       ========

Net loss per share:
        Basic and diluted ............................      $  (0.17)      $  (0.46)      $  (0.87)      $  (1.35)
                                                            ========       ========       ========       ========
         Weighted average shares outstanding,
                basic and diluted ....................        28,591         27,161         28,052         26,877
                                                            ========       ========       ========       ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     1999           1998
                                                                                   --------       --------
 Cash flows from operating activities:
   Net loss .................................................................      $(24,273)      $(36,391)

  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..........................................         1,453          1,189
     Loss on write-off of property and equipment ............................           317             --
     Provision for doubtful accounts ........................................         1,273            305
     Inventory reserves .....................................................         1,782             --
     Amortization of deferred compensation ..................................           343            343
     Amortization of stock compensation .....................................           370             --
     Changes in operating assets and liabilities:
        Accounts receivable .................................................          (323)           138
        Inventories .........................................................          (581)        (2,204)
        Prepaids and other current assets ...................................           702             53
        Other assets ........................................................          (844)          (959)
        Accounts payable ....................................................         1,186          2,916
        Accrued liabilities .................................................        (1,852)           271
        Customer deposits ...................................................          (111)           146
        Deferred revenue ....................................................          (281)           145
        Current portion of long-term liabilities ............................         1,464             --
        Long-term liabilities ...............................................            14             --
                                                                                   --------       --------
          Net cash used in operating activities .............................       (19,361)       (38,048)
                                                                                   --------       --------
  Cash flows from investing activities:
     Acquisition of property and equipment ..................................          (749)        (1,090)
     Purchase of marketable securities ......................................       (36,271)       (29,896)
     Sale of marketable securities ..........................................        51,511         49,396
                                                                                   --------       --------
          Net cash provided by investing activities .........................        14,491         18,410
                                                                                   --------       --------

  Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants ................         8,975          1,636
     Proceeds from short-term borrowing .....................................            73             --
     Payments on short-term borrowing .......................................            --             (2)
     Payments on capital lease obligation ...................................           (11)            --
     Payments on long-term debt .............................................            --             (5)
                                                                                   --------       --------
          Net cash provided by financing activities .........................         9,037          1,629
                                                                                   --------       --------

  Effect of foreign currency translation adjustment .........................           (21)            --

          Net increase (decrease) in cash and cash equivalents ..............         4,146        (14,009)
  Cash and cash equivalents at beginning of period ..........................         3,273         23,044
                                                                                   --------       --------
  Cash and cash equivalents at end of period ................................      $  7,419       $  9,035
                                                                                   ========       ========
  Supplemental schedule of cash flow information:
       Interest paid ........................................................      $     45       $     34
                                                                                   ========       ========
       Taxes paid ...........................................................      $     90       $     --
                                                                                   ========       ========

  Supplemental schedule of noncash investing and financing activities:
       Change in unrealized gain (loss) on marketable securities ............      $    (88)      $    109
                                                                                   ========       ========
       Deferred compensation ................................................      $    217       $     --
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

Reclassification:

        Certain amounts in the interim financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported working capital, operating profit or net income.

Net Loss Per Share:

        Basic earnings per share is the weighted-average number of common shares outstanding during the period, and diluted earnings per share is the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three and nine months ended September 30, 1999 and 1998 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

        Basic EPS is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.

        A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts):


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   1999           1998           1999           1998
                                                 --------       --------       --------       --------
Numerator - Basic and Diluted EPS
   Net Loss ...............................      $ (4,906)      $(12,456)      $(24,273)      $(36,391)
Denominator - Basic and Diluted EPS
   Weighted average shares outstanding ....        28,591         27,161         28,052         26,877
Basic and diluted EPS .....................      $  (0.17)      $  (0.46)      $  (0.87)      $  (1.35)
                                                 ========       ========       ========       ========


        Options to purchase 3,641,386 and 4,802,722 shares of common stock were outstanding at September 30, 1999 and 1998 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies -- (Continued):

Recent Pronouncements:

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for the Company beginning in 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Eclipse does not currently use derivative instruments and is not involved in hedging activities and has no plans to do so given Eclipse's current business operations.

2.      Business Combination

         On March 17, 1999, Eclipse and CardioGenesis Corporation ("CardioGenesis") announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock was converted into 0.8 of a share of Eclipse Common Stock, and Eclipse has assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of Eclipse and its shares are no longer publicly traded. As a result of the transaction, Eclipse has increased its outstanding shares by approximately 9.9 million shares. The transaction has been structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. There were no inter-company transactions between the companies prior to the date of the business combination. The fiscal year remained the same and thus, there were no changes in retained earnings due to the business combination. Further, there were no required adjustments needed to conform to the accounting policies between the two companies.

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

        During the quarter ended June 30, 1999, Eclipse recognized additional merger-related costs of $84,000. This increase was largely due to costs of approximately $625,000 associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. This increase was mostly offset by lower than anticipated costs from terminated relationships and contracts.

        During the quarter ended September 30, 1999, Eclipse recognized additional merger-related costs of $436,000, bringing the total of merger related costs to $7,414,000 for the nine months ended September 30, 1999. This increase was mainly due to an additional $188,000 in estimated severance costs, along with expenses of approximately $179,000 associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. Eclipse expects the last merger-related payment to occur in July of 2000.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes the merger-related costs (in thousands).

            DESCRIPTION                                                   AMOUNT
            -----------                                                   ------
            Financial advisory and legal fees ....................        $2,531
            Personnel severance ..................................         1,190
            Terminated relationships/contracts ...................           910
            Other costs including fixed asset and inventory
            write-offs ...........................................         2,783
                                                                          ------
               Total .............................................        $7,414
                                                                          ======

The following table summarizes the Company's merger related reserve balances (in thousands):

            MERGER RELATED COST ..................................      $ 6,893
            (for the three month period ended March 31, 1999)
            Less:
                 Non-cash charges ................................        1,183
                 Cash payments ...................................          548
                                                                        -------
            Merger Reserve balance at March 31, 1999 .............        5,162

            Less (plus):
                 Additional merger-related costs accrued during
                 the three month period ended June 30, 1999  .....         (625)
                 Change in estimate ..............................          541
                 Non-cash charges ................................          609
                 Cash payments ...................................        1,394
                                                                        -------
            Merger Reserve balance at June 30, 1999 ..............        3,243

            Less (plus):
                 Additional merger-related costs accrued during
                 the three month period ended September 30, 1999 .         (436)
                 Non-cash charges ................................          179
                 Cash payments ...................................        2,312
                                                                        -------
            Merger Reserve balance at September 30, 1999 .........      $ 1,188
                                                                        =======

    The merger reserve balance is included in accrued liabilities.


  3. Inventories:

      Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1999              1998
                                                 -------------     ------------
                                                  (UNAUDITED)
     Raw materials ....................            $3,627            $3,679
     Work in process ..................               620               839
     Finished goods ...................             3,627             4,557
                                                   ------            ------
                                                   $7,874            $9,075
                                                   ======            ======

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. Commitments:

        On January 5, 1999, prior to the merger with Eclipse, CardioGenesis entered into a Settlement and License Agreement with PLC Medical Systems, Inc.
(PLC) which grants CardioGenesis a non-exclusive worldwide license to certain PLC patents. In return, CardioGenesis agreed to pay PLC a license fee and minimum royalties totaling $2.5 million over an approximately forty-month period. The present value of these payments of $2.3 million has been recorded as a prepaid license fee in other assets, and will be amortized over the life of the underlying patents. The corresponding liability for outstanding payments due to PLC is reflected in the current and long term portions of long-term liabilities.


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

        On October 22, 1998, Eclipse announced the signing of a definitive agreement that provided for a business combination with CardioGenesis. On March 17, 1999, Eclipse and CardioGenesis announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock has been converted into 0.8 of a share of Eclipse Common Stock, and Eclipse has assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of Eclipse and its shares are no longer publicly traded. As a result of the transaction, Eclipse has increased its outstanding shares by approximately 9.9 million shares which have been issued to the former CardioGenesis stockholders upon proper surrender of their stock certificates. These shares represent approximately 36% of Eclipse's post-combination outstanding shares. The transaction has been structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated as if the combined entity existed for all periods presented.

        On February 11, 1999, Eclipse received final approval from the FDA for its TMR products for certain indications and is now able to sell those products in the U.S. on a commercial basis. Eclipse has also received the European Conforming Mark ("CE Mark") allowing the commercial sale of its TMR laser systems and its PTMR catheter system to customers in the European Community. On April 7, 1999, Eclipse received confirmation from the Health Care Financial Administration ("HCFA") that effective July 1, 1999, HCFA would provide Medicare coverage for TMR. Hospitals are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

        At September 30, 1999, Eclipse had an accumulated deficit of $135,164,000. Eclipse expects to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure. The timing and amounts of Eclipse's expenditures will depend upon a number of factors, including the efforts required to develop Eclipse's sales and marketing organization, the timing of market acceptance, if any, of Eclipse's products, the progress of Eclipse's clinical trials, and the status and timing of regulatory approvals.

RESULTS OF OPERATIONS

Net Revenues

        Net revenues increased 99% to $6,085,000 for the three months ended September 30, 1999 from $3,065,000 for the three months ended September 30, 1998. Net revenues increased 84% to $17,749,000 for the nine months ended September 30, 1999 from $9,635,000 for the nine months ended September 30, 1998. The increase in revenues was due to higher sales of laser systems and disposable products resulting from the receipt of FDA approval on the Company's TMR products. Export sales accounted for approximately 18% of total sales for the three months ended September 30, 1999 and 12% for the three months ended September 30, 1998. Export sales accounted for approximately 15% of total sales for the nine months ended September 30, 1999 and 18% for the nine months ended September 30, 1998. The Company defines export sales as sales to customers located outside of the United States.

        Future revenues may continue to be affected by restrictions on third party reimbursement. Eclipse intends to continue selling its laser system to hospitals outright or placing the systems with hospitals under lease agreements or loan agreements. On April 7, 1999, Eclipse received confirmation from the Health Care Financing Administration ("HCFA") that effective July 1, 1999, HCFA would provide Medicare coverage for TMR. With this confirmation, hospitals are again receiving Medicare reimbursement for TMR equipment and procedures. Eclipse has limited experience to date with the acceptability of its TMR procedures for reimbursement by private insurance and private health plans. There can be no assurance that large numbers of private insurance and private health plans will reimburse the TMR procedure.

Gross Profit

        Gross profit increased to $3,133,000 or 51% of net revenues for the three months ended September 30, 1999, compared to $1,155,000 or 38% of net revenues for the three months ended September 30, 1998. Gross profit increased to $10,022,000 or 56% of net revenues for the nine months ended September 30, 1999, compared to $3,927,000 or 41% of net revenues for the nine months ended September 30, 1998. The increase resulted from greater sales volume, a higher average sales price per laser and lower unit costs due to the allocation of fixed manufacturing expenses over higher production volumes.

Research and Development Expenses

        Research and development expenditures decreased to $2,475,000 or 41% of net revenues for the three months ended September 30, 1999, compared to $7,789,000 or 254% of net revenues for the three months ended September 30, 1998, respectively. Research and development expenditures decreased to $9,452,000 or 53% of net revenues for the nine months ended September 30, 1999, compared to $23,279,000 or 242% of net revenues for the nine months ended September 30, 1998, respectively. The decrease in these expenses in absolute dollars reflects the decrease in activity associated with clinical trials, lower employee expenses and cost savings resulting from the merger.

        Some of Eclipse's products are currently in clinical trials and therefore subject to limitations by the FDA. Eclipse believes that a continued investment in the development of new and improved products and procedures and in Eclipse's clinical trials is critical to its future success. As a result of the FDA approval of the Eclipse surgical TMR system and the coverage notice by HCFA for July 1, 1999, it is anticipated that the level of research and development expenditures incurred in connection with clinical trials will continue to decrease as a percentage of revenues.(1) However, there can be no assurance that Eclipse's future revenues will be sufficient to cover the research and development expenses required in connection with ongoing efforts including current and future clinical trials.

Sales and Marketing

        Sales and marketing expenses decreased to $3,914,000 or 64% of net revenues for the three months ended September 30, 1999, from $4,295,000 or 140% of net revenues for the three months ended September 30, 1998, respectively. Sales and marketing expenses decreased to $12,133,000 or 216% of net revenues for the nine months ended September 30, 1999, from $12,133,000 or 126% of net revenues for the nine months ended September 30, 1998, respectively. The decreases in absolute dollars are due to cost efficiencies realized from the merger. Eclipse expects that absolute dollars spent on sales and marketing will increase as Eclipse continues to focus resources on the development of the TMR and PTMR market.(1)

General and Administrative

        General and administrative expenses decreased to $1,289,000 or 21% of net revenues for the three months ended September 30, 1999, compared to $2,224,000 or 73% of net revenues for the three months ended September 30, 1998, respectively. General and administrative expenses decreased to $5,998,000 or 34% of net revenues for the nine months ended September 30, 1999, compared to $5,998,000 or 34% of net revenues for the nine months ended September 30, 1998, respectively. The decrease is due to a reduction in legal litigation expenses and cost savings resulting from the merger.

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

        During the quarter ended June 30, 1999, Eclipse recognized additional merger-related costs of $84,000. This increase was largely due to costs of approximately $625,000 associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. This increase was mostly offset by lower than anticipated costs associated with terminated relationships and contracts.

        During the quarter ended September 30, 1999, Eclipse recognized additional merger-related costs of $436,000. This increase was mainly due to an additional $188,000 in estimated severance costs, along with expenses of approximately $179,000 associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. Eclipse expects the last merger-related payment to occur in January of 2000. Merger


--------

(1) Forward looking statement.

related costs were $7,414,000 for the nine months ended September 30, 1999. These were non-recurring costs associated with the merger.

The following table summarizes the merger-related costs (in thousands).

            DESCRIPTION                                                   AMOUNT
            -----------                                                   ------
            Financial advisory and legal fees ....................        $2,531
            Personnel severance ..................................         1,190
            Terminated relationships/contracts ...................           910
            Other costs including fixed asset and inventory
            write-offs............................................         2,783
                                                                          ------
               Total .............................................        $7,414
                                                                          ======


Interest Income and Expense

        Interest income decreased 87% to $97,000 for the three months ended September 30, 1999, compared to $720,000 for the three months ended September 30, 1998. Interest income decreased 78% to $563,000 for the nine months ended September 30, 1999, compared to $2,598,000 for the nine months ended September 30, 1998. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

        Interest expense decreased 9% to $21,000 for the three months ended September 30, 1999, compared to $23,000 for the three months ended September 30, 1998. Interest expense decreased 46% to $41,000 for the nine months ended September 30, 1999, compared to $76,000 for the nine months ended September 30, 1998. This decrease reflects a lower level of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short and long-term marketable securities were $16,759,000 at September 30, 1999 compared to $27,941,000 at December 31, 1998. Marketable securities are classified as "available-for-sale" and are readily marketable. Eclipse used $19,361,000 of cash during the nine month period ending September 30, 1999 for operating activities, including funding its operating loss and increases in inventory, other assets and accrued liabilities.

        Since its inception, Eclipse has satisfied its capital requirements primarily through sales of its equity securities and, to a lesser extent, loans from shareholders. In addition, Eclipse's operations have been funded in part through sales of Eclipse's products. At September 30, 1999, Eclipse had an accumulated deficit of $135,164,000.

        Eclipse anticipates that its current cash, cash equivalents and marketable securities will be sufficient to meet Eclipse's funding requirements through March 31, 2000(1). There can be no assurance, however, that Eclipse will not require additional sources of cash at an earlier date, depending upon the progress of expansion of Eclipse's clinical trials, any need for additional clinical trials or other testing of Eclipse's products and the timing of other required expenditures as indicated above. If Eclipse is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to Eclipse, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for the Company beginning in 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Eclipse does not currently use derivative instruments and is not involved in hedging activities and has no plans to do so given Eclipse's current business operations.


--------

(1) Forward looking statement.

YEAR 2000 COMPLIANCE

        The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for Eclipse if internal data management, accounting, manufacturing and/or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999. To address the issue, Eclipse has assembled a cross-functional project team to review and assess internal software, data management and accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The project team has evaluated the following systems :

Security systems                            Network equipment
Facility systems                            Printers, copiers and fax machines
Telephony                                   Server tape backups
Servers                                     Testing equipment
Personal computers                          Miscellaneous software

        Total Year 2000 remediation efforts are estimated to be $50,000, of which $41,000 has been spent as of September 30, 1999.

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

        Eclipse is also working with its suppliers of products, services and systems to assure that the products, services and systems supplied to Eclipse are Year 2000 compliant. As a contingency plan, Eclipse intends to maintain higher inventory levels at year end to mitigate any possible supplier delays. With respect to compliance of the products Eclipse supplies to its customers, the efforts are complete as Eclipse's products are not dependent upon date data processing and the products do not have electrical ports for connection of other devices.

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

        Eclipse's Year 2000 compliance project is essentially complete as of September 30, 1999, and the Company expects that the coming of Year 2000 will not have a material adverse effect on Eclipse's financial condition or overall trends in the results of operations(1). However, there can be no assurance that unexpected delays or problems, including the failure to ensure the Year 2000 compliance of systems, services or products supplied to Eclipse by a third party, will not have an adverse effect on Eclipse, its financial performance, or the competitiveness or customer acceptance of its products. Further, Eclipse's current understanding of expected costs is subject to change as the project progresses and does not include the potential cost of internal software and hardware replaced in the normal course of business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Eclipse has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q with a footnote(1) symbol. Eclipse may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.


--------

(1) Forward looking statement.

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

        Eclipse must submit and the FDA must approve applications for preliminary market approval, known as PMA, before it can sell its TMR and PTMR laser systems as medical devices. Before submitting a PMA application, Eclipse must complete clinical testing to demonstrate the safety and effectiveness of its products.

        In 1997, Eclipse submitted a PMA application to the FDA for certain applications of its TMR laser system. On October 27, 1998, an advisory panel of the FDA recommended that the FDA approve Eclipse's PMA application for the TMR laser system. Along with its approval, the FDA panel requested that Eclipse conduct postmarket surveillance in a form to be determined through further discussions with the FDA. On February 11, 1999, Eclipse received final approval from the FDA for its TMR products. In July 1999, Eclipse submitted a PMA supplement for the use of its TMR products for a more broad set of indications. To date, the FDA has not approved this PMA supplement. Eclipse also has applied for and received Investigational Device Exemptions, known as IDEs, to engage in various clinical trials of its PTMR products and procedures before filing a PMA application for those products and procedures.

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

        The net offering proceeds to Eclipse after deducting the total expenses above were approximately $112,422,000. From May 31, 1996 to September 30, 1999, Eclipse used such net offering proceeds, in direct or indirect payments to others, as follows:

               Purchase and installment of machinery and equipment:          $  2,851,000
               Working capital:                                              $ 74,987,000
               Investment in short-term, interest- bearing obligations:      $ 30,238,000
               Repayment of indebtedness:                                    $  2,338,000
                                                                             ------------
               Total                                                         $110,414,000
                                                                             ============

        Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibit 27

         b)    Reports on Form 8-K

               No reports on Form 8-K were filed by Eclipse during the three month period ended September 30, 1999.

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


                                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                        Registrant



Date:     November 12, 1999             /s/  Allen W. Hill
                                        ----------------------------------------
                                        Allen W. Hill
                                        Chief Executive Officer and President



Date:   November 12, 1999               /s/  Richard P. Powers
                                        ----------------------------------------
                                        Richard P. Powers
                                        Executive Vice President of Finance and
                                        Administration
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
Number                           Description
------                           -----------
  27                     Financial Data Schedule