Form 10-K
period 1999-12-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2000-03-29
CIK 863680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-28288

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

                            Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $212,033,559 as of February 29, 2000, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the last practicable date.

                               29,876,630 shares
                            As of February 29, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Description of Property.....................................    13
Item 3.    Legal Proceedings...........................................    13
Item 4.    Submission of Matters to a Vote of Security Holders.........    13

                                   PART II
Item 5.    Market for Registrant's Shares and Related Shareholder
           Matters.....................................................    13
Item 6.    Selected Consolidated Financial Data........................    15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    16
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    32
Item 8.    Consolidated Financial Statements and Supplementary
           Schedules...................................................    32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    32

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    33
Item 11.   Executive Compensation and Other Matters....................    33
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    33
Item 13.   Certain Relationships and Related Transactions..............    33

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedule and Reports on Form
           8-K.........................................................    33
Signatures.............................................................    35

                                     PART I

ITEM 1. BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 7 and elsewhere.

GENERAL

     Eclipse Surgical Technologies, Inc., incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PTMR"). TMR and PTMR are recent laser-based heart treatments in which channels are made in the heart muscle. It is believed these procedures encourage new vessel formation, or angiogenesis, and result in reduced angina pain. TMR is performed by a cardiac surgeon through a small incision in the chest under general anesthesia. PTMR is performed by a cardiologist in a catheter based procedure which utilizes local anesthesia.

     In the U.S., we offered our laser systems for sale in limited numbers for investigational use only pursuant to Investigational Device Exemptions ("IDEs") from the U.S. Food and Drug Administration. On February 11, 1999, we received final approval from the FDA for our TMR products for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. Effective July 1, 1999, the Health Care Financial Administration ("HCFA") began to provide Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

     We have completed a pivotal clinical trial regarding PTMR, and the study results were submitted to the FDA in a Pre Market Approval (PMA) application in December of 1999. To date, no approval has been received from the agency.

     On October 22, 1998, we announced the signing of a definitive agreement that provided for a business combination with CardioGenesis Corporation. On March 17, 1999, we announced with CardioGenesis the completion of our business combination. Under the terms of the combination, each share of CardioGenesis common stock has been converted into 0.8 of a share of our common stock, and we have assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly owned subsidiary of ours and its shares are no longer publicly traded. As a result of the transaction, we have increased our outstanding shares by approximately 9.9 million shares. As of March 17, 1999 these shares represented approximately 36% of our post-combination outstanding shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated as if the combined entity existed for all periods presented.

BACKGROUND

     Cardiovascular disease is the leading cause of death and disability in the U.S., according to the American Heart Association. Coronary artery disease is the principal form of cardiovascular disease and is characterized by a progressive narrowing of the coronary arteries, which supply blood to the heart. This narrowing process is usually due to atherosclerosis, the buildup of fatty deposits, or plaque, on the inner lining of the arteries. Coronary artery disease reduces the available supply of oxygenated blood to the heart muscle, potentially resulting in severe chest pain known as angina, as well as damage to the heart. Typically, the condition worsens over time and often leads to heart attack or death.

     Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class 1, in which anginal pain results only from strenuous exertion, to the most severe class, Class 4, in which the patient is unable to conduct any physical activity without angina and angina may be present even at rest. The American Heart Association estimates that more than six million Americans experience anginal symptoms.

     The primary therapeutic options for treatment of coronary artery disease are drug therapy, balloon angioplasty also known as percutaneous transluminal coronary angioplasty or ("PTCA"), other interventional techniques, which augment or replace PTCA such as stent placement and atherectomy, and coronary artery bypass grafting or ("CABG"). The objective of each of these approaches is to increase blood flow through the coronary arteries to the heart.

     Drug therapy may be effective for mild cases of coronary artery disease and angina either through medical effects on the arteries that improve blood flow without reducing the plaque or by decreasing the rate of formation of additional plaque (e.g., by reducing blood levels of cholesterol). Because of the progressive nature of the disease, however, many patients with angina ultimately undergo either PTCA or CABG.

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

     When these treatment options are exhausted, the patient is left with no viable surgical or interventional alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR, which has received FDA approval for certain indications, and PTMR, currently under clinical investigation by us and by certain other companies, offer potential relief to a large class of patients with severe cardiovascular disease.

THE TMR AND PTMR PROCEDURE

     TMR, or transmyocardial revascularization, is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved perfusion, or supply, of blood to ischemic, or oxygen-deprived regions of the myocardium and reduce angina in the patient. TMR potentially can be performed using any of several different surgical approaches, including open chest surgery, minimally invasive surgery through a small incision between the ribs, or videoscopically through small openings or ports in the chest. TMR offers end-stage cardiac patients who have regions of ischemia not amenable to PTCA or CABG a means to alleviate their symptoms and improve their quality of life. We have received FDA approval for commercial distribution in the U.S. of the Eclipse TMR 2000 Holmium laser system for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. TMR may also be effective when used in conjunction with CABG to treat areas of the heart not treated after bypass surgery.

     PTMR, or percutaneous transluminal myocardial revascularization, is an interventional procedure performed by a cardiologist. PTMR is based upon the same principles as TMR, but the procedure is much less invasive. The patient is under local anesthesia, and is treated through a catheter inserted in the femoral artery at the top of the leg. A laser transmitting catheter is threaded up into the heart chamber, where channels are created in the inner portion of the myocardium (i.e. heart muscle). PTMR potentially offers angina sufferers another treatment option before being referred to a surgeon for a more invasive course of treatment. PTMR may also be effective when used in conjunction with PTCA to treat areas of the heart not revascularized by a balloon or stent. We have completed a pivotal clinical trial regarding PTMR, and the study results were submitted to the FDA in a Pre Market Approval (PMA) application in December of 1999. We have also been conducting a FDA approved clinical trial to study PTMR in conjunction with PTCA.

BUSINESS STRATEGY

     Our objective is to become established as a recognized leader in the field of myocardial revascularization, particularly in TMR and PTMR. Our strategies to achieve this goal are as follows:

          - Expand Market for our Products. We are seeking to expand market awareness of our products among opinion leaders in the cardiovascular field, subject to appropriate regulatory guidelines. In connection with the FDA approved TMR product, we have prioritized our initial efforts in the U.S. on the top 600 hospitals that perform the greatest number of cardiovascular procedures. To support the TMR launch, we have expanded the domestic sales force to twenty-two sales representatives in four sales regions. Additionally, we have implemented a field based clinical marketing team to support the implementation of TMR at customer sites, with 14 clinical professionals in the field. We also sell our products in Europe through a sales subsidiary based in Amsterdam, the Netherlands, and to the rest of the world through our direct international sales organization along with several distributors and agents. In addition, we have developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize our TMR or PTMR products and procedures.

          - Demonstrate Clinical Utility of PTMR. We are seeking to demonstrate the clinical safety and effectiveness of PTMR and achieve FDA approval of additional products through clinical trials. We have completed a pivotal clinical trial regarding PTMR, and the study results were submitted to the FDA in a Pre Market Approval (PMA) application in December of 1999. To date, no approval has been received from the agency.

          - Develop Comprehensive Product Lines for TMR and PTMR. We are seeking to develop multiple surgical platforms and provide a comprehensive suite of high quality products for TMR. We believe that our compact, flexible, fiber-optic based system will enable us to offer effective TMR solutions across the three principal TMR surgical approaches for TMR, open chest surgery, minimally invasive surgery and PTMR.

          - Leverage Proprietary Technology. We believe that our significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies we have developed are important factors in our efforts to demonstrate the safety and effectiveness of our TMR and PTMR procedures. We are seeking to develop additional proprietary technologies for TMR, PTMR and related procedures. We have 72 foreign and U.S. patents or allowed patent applications and 87 U.S. and 26 foreign patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies.

PRODUCTS AND TECHNOLOGY

     Our merger with CardioGenesis in March 1999 combined two leading companies in cardiac laser technology and has resulted in the expansion of our product line.

  Eclipse TMR 2000 System

     The Eclipse TMR 2000 system consists of our TMR 2000 laser base unit and a line of fiber-optic, laser-based surgical tools. Each surgical tool utilizes an optical fiber assembly to deliver laser energy from the source laser base unit to the distal tip of the surgical handpiece or PTMR catheter. The compact base unit occupies a small amount of operating room floor space, operates on a standard 208 or 220-volt power supply, and is light enough to move within the operating room or among operating rooms in order to use operating room space efficiently. Moreover, the flexible fiberoptic assembly used to deliver the laser energy to the patient enables ready access to the patient and to various sites within the heart.

     Our TMR 2000 system and related surgical procedures are designed to be used without the requirement of the external systems utilized with certain competitive TMR systems. For example, our TMR 2000 system does not require electrocardiogram synchronization, which monitors the electrical output of the heart and times the use of the laser to minimize electrical disruption of the heart, or transesophageal echocardiography, which tests each application of the laser to the myocardium during the TMR procedure to determine if the pathway has penetrated through the myocardium into the heart chamber.

     Eclipse Holmium Laser. Our TMR 2000 laser base unit generates laser light of a 2-micron wavelength by photoelectric excitation of a solid state holmium crystal. The holmium laser, because it uses a solid state crystal as its source, is compact, reliable and requires minimal maintenance.

     Disposable Tools. Our disposable surgical tools are designed to give the surgeon control of the procedure, access to difficult-to-reach areas of the heart and clear visualization of the surgical field. Each such tool is designed for disposal after use in a single surgical procedure. The products include the following devices:

          Solo-Grip. The Solo-Grip handpiece system contains multiple, fine fiber-optic strands in a one millimeter diameter bundle. The flexible fiber optic delivery system combined with the ergonomic handpiece provides access for treating all regions of the left ventricle.

          SlimFlex PTMR System. The SlimFlex PTMR system is an over-the-wire, steerable, disposable catheter system that features torque control, deflection capability, infusion port and radio-opaque markers for enhanced visualization and depth control. After insertion into an artery of the leg, the PTMR catheter is advanced over the aortic arch, across the aortic valve and into the heart chamber. Visualization is achieved using standard fluoroscopic or x-ray techniques common to all hospitals doing cardiac catheterization.

     The Solo-Grip and SlimFlex PTMR fiber-optic delivery systems each have an easy to install connector which screws into the laser base unit, and each device is pre-calibrated in the factory so it requires no special preparation.

  Eclipse AdVent Laser System

     The Eclipse AdVent Laser System was acquired when we merged with CardioGenesis. It is sold only outside the United States. The AdVent System consists of the dual purpose AdVent Laser, AdVent ECG Monitor, Vertex TMR Probe and the Axcis PMR Catheter system. The compact, light-weight, mobile system operates on a standard 208 or 220-volt power supply.

     Eclipse AdVent Laser. The holmium AdVent laser base unit generates laser light of a 2.1 micron of the mid-infrared spectrum. It provides a reliable source for laser energy with low maintenance.

          Vertex TMR Probe. The Vertex TMR probe system contains a flexible fiberoptic system for easy, controlled access to regions of the left ventricle of the heart. It can be used with precise, one-handed operation.

          The Axcis PTMR system. The Axcis PTMR system is an over-the-wire system that consists of two components, the Axcis laser catheter and Axcis aligning catheter. The Axcis PTMR system is designed to provide controlled navigation and access to target regions of the left ventricle. The torqueable Axcis laser catheter has an independent, extendible lens with radiopaque lens markers which show the location and orientation of the tip for optimal contact with the ventricle wall. The Axcis laser catheter also has nitinol petals at the laser-lens which are designed for safe penetration of the endocardium and to provide depth control.

REGULATORY STATUS

     On February 11, 1999, we received final approval from the FDA for use of our TMR 2000 laser and Solo-Grip handpiece products for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

     In February 1996, we obtained FDA clearance to undertake Phase I of a clinical study of TMR intended to assess the safety and effectiveness of "TMR Used in Conjunction with CABG" as compared with CABG alone. In September 1996, the FDA provided us with clearance to begin Phase II of this study, which was subsequently completed. In July 1999, we submitted a PMA supplement to the FDA for an expanded indication to our approved TMR labeling to include TMR in conjunction with CABG. In January 2000, we received a response from the FDA requesting that we either provide more information or modify our labeling request. Since TMR and CABG are each presently utilized to treat separate regions of the heart, we concluded that our present FDA approved labeling is adequate, and that the physician can best decide how to use the laser system within the approved labeling. As a result, in March 2000, we decided that we will not pursue any wording changes to our already approved TMR labeling, and have withdrawn our submission to the FDA for TMR in conjunction with CABG.

     We submitted a PMA supplement for our Axcis PTMR system to the FDA in December 1999. The PTMR study compares PTMR to conventional medical therapy in patients with no option for other treatment. The FDA may not accept the procedure as safe and effective, and PTMR may not be approved for commercial use in the United States.

     In November of 1999, follow-up was completed on a study comparing PTMR to conventional medical therapy using our Slimflex PTMR system in patients with no other option for treatment. Final data collection is under way.

     In October 1997, we received approval to begin Phase I of another PTMR clinical trial. This trial is studying PTMR in conjunction with PTCA or various other interventional procedures, compared to people receiving only PTCA. In April 1998, the FDA provided us with clearance to begin Phase II of this trial and Phase II is currently in process.

SALES AND MARKETING

     We have received FDA approval for our surgical TMR laser system. The Health Care Finance Administration ("HCFA") has also announced its coverage policy for the TMR with FDA approved systems. We expect revenues from sales of surgical TMR systems to increase over the short-term and possibly thereafter. We are promoting market awareness of our approved surgical products among opinion leaders in the cardiovascular field and are recruiting physicians and hospitals. To support the surgical launch, we have expanded the domestic sales force to twenty-two sales representatives in four sales regions. Additionally, we have implemented a field based clinical marketing team to support the implementation of TMR at customer sites, with 14 clinical professionals in the field.

     In the United States, we currently offer a laser base unit, at a current end user list price of $320,000 per unit, and the disposable TMR handpiece (at least one of which must be used with each TMR procedure) at an end user unit list price of $2,495. In order to accelerate market adoption of the TMR procedure, we intend to continue selling lasers to hospitals outright or to begin loaning lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price.

     We intend to continue to broaden our line of disposable products as part of our strategy to develop multiple platforms for TMR. The open chest, minimally invasive TMR procedures and percutaneous TMR procedures are made possible by the use of our flexible, lightweight and slender fiber-optic based surgical tools.

     Internationally, we sell our products through a direct sales and support organization of eleven people and distributors and agents.

     From January 1, 1999 through December 31, 1999, we shipped 130 systems worldwide.

     We have developed, in conjunction with several major hospitals using our TMR or PTMR products, a training program to assist physicians in acquiring the expertise necessary to utilize our products and procedures. This program includes a comprehensive one-day course including didactic training and hands-on performance of TMR or PTMR in vivo.

     We exhibit our products at major cardiovascular meetings and recruit new investigators to buy our products for investigational use in their hospitals. Investigators of our products have made presentations at meetings around the world, describing their results. Abstracts and articles have been published in peer-reviewed publications and industry journals to present the results of our clinical trials.

RESEARCH AND DEVELOPMENT

     Our ongoing research and product development efforts are focused on the development of new and enhanced lasers, fiber-optic handpieces and TMR and PTMR applications. In addition, we continue to develop new laser handpieces in order to enhance the utility and quality of our line of disposable surgical tools and to expand the indications for use and variety of procedures that can be performed with our surgical tools. Specifically, we are seeking to achieve continual improvements in our TMR and PTMR procedures, including greater surgical access and visualization of the surgical field; greater precision in the placement of pathways; reduced epicardial bleeding and bruising of heart muscle; greater margins of safety with respect to underlying heart structures; and reduced likelihood of induction of arrhythmia.

MANUFACTURING AND QUALITY ASSURANCE

     We manufacture and assemble our products from purchased components and subassemblies, primarily at our facility in Sunnyvale, California.

     Each laser is mobile and shock resistant, complies with Underwriters Laboratory ("UL") standards and is equipped with safety interlocks and user friendly controls and meters. Our production personnel assemble and test each laser system in a process designed to test the integrity of the laser system and to provide for accurate calibration of system components. Upon completion of these tests, the laser is packaged for shipment. Our personnel uncrate and install the laser at the hospital, and verify that the system meets acceptance criteria, including all laser power output specifications.

     Laser handpieces are fabricated from tubing, connectors and optical fibers, each of which is purchased from outside vendors. The individual optical fibers are cut to the appropriate length, bundled (except for the Axcis PTMR catheter and the Vertex TMR handpiece), and placed in the extruded tubing and metal connectors, and the tip of the device is molded and polished. Prior to packaging, each handpiece is tested on a laser system to verify acceptable power output.

     Our assembly and manufacturing activities have historically consisted primarily of producing limited quantities of laser units and fiber-optic accessories for sale to clinical investigators. During 1999, production volumes increased following FDA approval of our TMR procedure. Our future profitability will depend, in part, on our ability to achieve manufacturing efficiencies as production volumes continue to increase.

     The core components of our laser units and fiber-optic handpieces are generally acquired from multiple sources. We currently purchase certain laser and fiber-optic components and subassemblies from single sources. Although we have identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on our ability to manufacture our products and, therefore, would harm our business. We intend to continue to qualify multiple sources for components that are presently single sourced and also to build an inventory of these items for use in the event of supply interruptions.

     In May 1997, we received ISO 9001 Certification for our quality assurance process. We are committed to continuous quality improvement in our manufacturing and assembly operations. Each subassembly and product is thoroughly tested at multiple stages of production to ensure proper operation and compliance with applicable regulatory standards. Manufacturing quality is documented and monitored continually under ISO guidelines.

     We are required to register as a manufacturer of medical devices with the FDA and state agencies such as the California Department of Health Services. Our facilities, procedures and practices will be subject to ongoing, periodic Good Manufacturing Practices inspections by the FDA and such other regulatory agencies.

     We are also subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. Although we believe we currently comply in all material respects with such regulations, failure to comply could subject us to fines or other enforcement actions.

     We provide to our customers in the U.S. and to our foreign distributors a free one-year parts and service warranty for each laser unit. We offer extended warranty coverage for one-year periods to customers in the U.S. We also perform on a fee basis service on laser units that are no longer covered by warranty. Annual service contracts are generally priced at 10% of the purchase price of the laser unit. Handpieces are sold without warranty.

COMPETITION

     We expect that the market for TMR and PTMR, which is currently in the early stages of development, will be intensely competitive. Competitors include PLC Systems, Inc., Johnson and Johnson, and Boston Scientific which are either selling FDA-approved TMR products in the U.S. and abroad, or PTMR products for investigational use in the U.S. and commercially abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than we do.

     PLC is a publicly traded corporation, which uses a CO2 laser and an articulated mechanical arm in its TMR products. PLC obtained a PMA for TMR in 1998. PLC has received the CE Marking, which allows sales of its products commercially in all European Union countries. PLC has been issued patents for its apparatus and methods for TMR.

     Johnson & Johnson is a publicly traded company which uses a holmium laser and fiber-optics in its PTMR products. Johnson & Johnson has acquired a ventricular mapping company to further its PTMR product line and has begun U.S. trials under an IDE.

     Boston Scientic is a publicly traded company, which has acquired radio frequency technology to begin a percutaneous feasibility trial in the U.S. under a preliminary IDE.

     We believe that the factors which will be critical to market success include: the timing of receipt of requisite regulatory approvals, effectiveness and ease of use of the TMR products and procedures on both a stand alone basis and in conjunction with other procedures such as CABG and PTCA, breadth of product line, system reliability, brand name recognition and effectiveness of distribution channels and cost of capital equipment and disposable devices.

     TMR and PTMR also compete with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Even with the FDA approval of our TMR system in patients for whom other cardiovascular treatments are not likely to provide relief, and when used in conjunction with other treatments, we can not assure you that our TMR or PTMR products will be accepted. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than our TMR procedure and could render our technology obsolete. We can not assure you that physicians will use our TMR procedure to replace or supplement established treatments, or that our TMR procedure will be competitive with current or future technologies. Such competition could harm our business.

     Our TMR laser system and any other product developed by us that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which we can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In the event a competitor is able to obtain a PMA for its products prior to us, we may not be able to compete successfully. We may not be able to compete successfully against current and future competitors even if we obtain a PMA prior to our competitors.

GOVERNMENT REGULATION

     Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through TMR are considered medical devices, and as such are subject to regulation in the U.S. by the FDA. We have FDA clearance for the sale of the our laser system for thoracic surgery. In February 1999, we obtained FDA approval through the more rigorous PMA process for the performance of TMR with the our TMR 2000 laser system for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

     To obtain a PMA for a medical device, we must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an IDE must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Prior to U.S. commercial distribution, premarket approval from the FDA is required for devices developed by us. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel's recommendations, it tends to give such recommendations significant weight. In February 1999, we received a PMA for our TMR laser system for use in certain indications.

     Products manufactured or distributed by us pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions or criminal prosecutions. The Federal Food, Drug and Cosmetic Act requires us to manufacture our products in registered establishments and in accordance with GMP regulations and to list our devices with the FDA. Furthermore, as a condition to receipt of a PMA, our facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could harm our business. We may be required to incur significant costs to comply with laws and regulations in the future and current or future laws and regulations may harm our business.

     We are also regulated by the FDA under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that our products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. In addition, we are subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement. Our facilities are subject to ongoing, periodic inspections by the FDA and California regulatory authorities.

     Sales, manufacturing and further development of our TMR and PTMR systems also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. We can not predict the impact of these regulations on our business.

     Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices to certain countries. To market in Europe, a manufacturer must obtain the certifications necessary to affix to its products the CE Marking. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain and to maintain a CE Marking, a manufacturer must be in compliance with appropriate ISO 9001 standards and obtain certification of its quality assurance systems by a recognized European Union notified body. However, certain individual countries within Europe require further approval by their national regulatory agencies. Failure to receive or to maintain the right to affix the CE Marking or other requisite approvals could prohibit us from selling our TMR products in member countries of the European Union or elsewhere, and we may not be successful in meeting the European certification requirements. In December 1996, we obtained a CE Marking for our TMR laser system. In July 1998, we obtained CE Marking for our PTMR catheter system. In addition, the Vertex TMR Probe and the Axcis PMR Catheter system, acquired when we merged with CardioGenesis, received CE mark approval in July 1996 and January 1998, respectively.

INTELLECTUAL PROPERTY MATTERS

     Our success will depend, in part, on our ability to obtain patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We have 72 patents or allowed patent applications and 87 patent applications pending relating to various aspects of

TMR, PTMR and other cardiovascular therapies. Our patents or patent applications may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

     We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with us. These agreements may be breached or we may not have adequate remedies for any breach. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, or we may not be able to meaningfully protect our rights in unpatented proprietary technology.

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, our competitors have been issued a number of patents related to TMR and PTMR. In September 1995 we received from a competitor a notice of potential infringement of the competitor's patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. We concluded, following discussion with our patent counsel, that we did not utilize the process and/or apparatus which is the subject of the patent at issue, and responded to the competitor to such effect and have received no further correspondence on this matter. There can be no assurance, however, that further claims or proceedings will not be initiated by a competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of our technical and management personnel. We may be involved in litigation to defend against claims of our infringement, to enforce our patents, or to protect our trade secrets. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or we could be required to obtain licenses from the patent owners of each such patent or to redesign our products or processes to avoid infringement.

     Patent applications in the U.S. are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Accordingly, we can not assure you our current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or internationally. In the event we were to require licenses to patents issued to third parties, such licenses may not be available or, if available, may not be available on terms acceptable to us. In addition, we may not be successful in any attempt to redesign our products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would harm our business.

     Unrelated to the products used in our TMR procedure, we have received notices from three holders of patents requesting we become a licensee. Although we believe that either these patents are subject to challenge as being invalid or are not infringed by our products, we may not prevail in any such action. In one case, we have entered into a non-exclusive license to a patent involving arthroscopy use. In a second case, we buy components only from licensees of the patent holder, which we believe obviates the need for a separate license. If we determine that it is necessary to obtain a license to any patents or intellectual property, any such license may not be available on acceptable terms or at all, or we may not be able to develop or otherwise obtain alternative technology. Failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would harm our business.

THIRD PARTY REIMBURSEMENT

     We expect that sales volumes and prices of our products will depend significantly on the availability of reimbursement for surgical procedures using our products from third party payors such as governmental programs, private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment. Reimbursement rates from third party payors vary depending on the third party payor, the procedure performed and other factors. Moreover, third party payors, including government programs, private insurance and private health plans, have in recent years been instituting increasing cost containment measures designed to limit payments made to healthcare providers by, among other measures, reducing reimbursement rates, limiting services covered, negotiating prospective or discounted contract pricing and carefully reviewing and increasingly challenging the prices charged for medical products and services.

     Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. In July 1999 HCFA began coverage of FDA approved TMR systems for any manufacturer's TMR procedures. While we are unable to determine the ultimate effect of this reimbursement approval on our business, we anticipate that revenues from the sale of our FDA approved surgical TMR products are likely to increase, at least over the short-term and possibly thereafter.

     We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PTMR. The lack of private insurance and health plans reimbursement may harm our business.

     In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the U.S., health maintenance organizations are emerging in certain European countries. We may need to seek international reimbursement approvals, and we may not be able to attain these approvals in a timely manner, if at all. Failure to receive foreign reimbursement approvals could make market acceptance of our products in the foreign markets in which such approvals are sought more difficult.

     We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the U.S. and in foreign markets. We also believe that the escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. Third party reimbursement and coverage may not be available or adequate in U.S. or foreign markets, current levels of reimbursement may be decreased in the future or future legislation, regulation, or reimbursement policies of third party payors may reduce the demand for our products or our ability to sell our products on a profitable basis. Fundamental reforms in the healthcare industry in the U.S. and Europe that could affect the availability of third party reimbursement continue to be proposed, and we cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, our business may suffer.

PRODUCT LIABILITY AND INSURANCE

     We maintain insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate, and we are considering increasing such coverage now that we have received a PMA. We may not be able to obtain additional coverage or continue coverage in the amount desired or on terms acceptable to us, and such coverage may not be adequate for liabilities actually incurred. Any uninsured or underinsured claim brought against us or any claim or product recall that results in a significant cost to or adverse publicity against us could harm our business.

EMPLOYEES

     As of December 31, 1999 we had 163 employees, including 32 in research and development, 46 in manufacturing, 63 in sales and marketing and 22 in administration. Other than confidentiality agreements with all employees, we do not enter into employment agreements with any of our employees. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppages to date.

     Our executive officers as of February 29, 2000 are as follows:

             NAME                AGE                         POSITION
             ----                ---                         --------
Douglas Murphy-Chutorian, M.D.   45    Chairman of the Board of Directors
Alan Kaganov, Sc.D.              61    Chief Executive Officer
Richard P. Powers                58    Executive Vice President of Administration and Chief
                                       Financial Officer and Assistant Secretary
William Picht                    54    Vice President of Operations

     Douglas Murphy-Chutorian, M.D. has been our Chairman of the Board since June 1989, He also served as our Chief Executive Officer from June 1989 to March 1999. Dr. Murphy-Chutorian was also Chairman of the Board of Atlantis Catheter Company, Inc. ("Atlantis") from November 1993 to March 1996 when Atlantis was acquired by Biocompatibles International plc. Dr. Murphy-Chutorian is an interventional cardiologist and served as a Clinical Assistant Professor in the Department of Cardiology and Cardiovascular Medicine at Albert Einstein College of Medicine (Montefiore Division) and Stanford University Medical Center from 1986 through July 1990. He is currently a member of the voluntary clinical staff of Stanford University Medical Center and of Montefiore Medical Center. Dr. Murphy-Chutorian received his M.D. degree from the College of Physicians and Surgeons, Columbia University, completed his residency at New York University/Bellevue Hospital and completed his cardiology training at Stanford University Medical Center.

     Alan L. Kaganov, Sc.D. has served as our Chief Executive Officer since December 1999 and been a director since January 1997. Since July 1996, Dr. Kaganov has been a Venture Partner at U.S. Venture Partners. From May 1993 to June 1996 Dr. Kaganov was Vice President of Business Development and Strategic Planning at Boston Scientific Corporation. From June 1991 until December 1992 he was President and CEO of EP Technologies, a catheter-based electrophysiology company. Dr. Kaganov has a Masters and Doctorate of Science in biomedical engineering from Columbia University and an M.B.A. from New York University.

     Richard P. Powers has been our Executive Vice President of Administration and Chief Financial Officer and Assistant Secretary since March 1999. Mr. Powers was also Executive Vice President of Finance of CardioGenesis from July 1998 to March 1999, and Vice President of Finance and Administration and Chief Financial Officer of CardioGenesis from March 1996 to June 1998. From September 1995 to February 1996, Mr. Powers served as a consultant to and director of Qualtos Computer Inc., a provider of on-line support networks and software. From 1986 to August 1995, Mr. Powers was Senior Vice President and Chief Financial Officer of Syntex Corporation, a pharmaceutical company. He received his B.S. degree in Accounting from Canisius College and his M.B.A. from the University of Rochester.

     William E. Picht has been our Vice President of Operations since August 1996. From 1987 to September 1996, Mr. Picht served as Vice President of Operations with Behring Diagnostics, Inc. From 1986 to 1987, Mr. Picht served as Vice President of Reagent Manufacturing with Cooper Technicon, Inc., from 1985 to 1986 as Vice President of Operations and from 1983 to 1985 as Director of Operations/Plant Manager. Mr. Picht received his B.A. degree in Biology from Lycoming College.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our facilities are comprised of 45,960 square feet under three separate leases. The facility contains a Class 10,000 clean room for laser handpiece and catheter fabrication. The leases expire from July 2002 through September 2002. Our headquarters is located in Sunnyvale, California. We believe our facilities are adequate to meet our foreseeable requirements through at least 2000. There can be no assurance that additional facilities will be available to us, if and when needed, thereafter.

ITEM 3. LEGAL PROCEEDINGS.

     There are no pending legal proceedings against us other than ordinary litigation incidental to our business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS SHARES AND RELATED SHAREHOLDER MATTERS.

     (A) Our common stock is traded on the Nasdaq National Market under the symbol, ESTI, commencing May 31, 1996. For the periods indicated, the following table presents the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                            1999                               HIGH      LOW
                            ----                              ------    -----
First Quarter...............................................  $14.25    $7.25
Second Quarter..............................................  $12.38    $7.69
Third Quarter...............................................  $18.69    $9.75
Fourth Quarter..............................................  $15.94    $5.00

                            1998                               HIGH      LOW
                            ----                              ------    -----
First Quarter...............................................  $14.38    $5.63
Second Quarter..............................................  $13.50    $9.25
Third Quarter...............................................  $10.75    $5.53
Fourth Quarter..............................................  $ 9.31    $5.94

     As of December 31, 1999 shares of our common stock were held by 217 registered shareholders.

     We have never paid a cash dividend on our capital stock and do not anticipate paying any cash dividends on the common stock in the foreseeable future, as we intend to retain our earnings, if any, to generate increased growth and for general corporate purposes.

     (B) CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with our initial public offering in 1996, we filed a Registration Statement on Form S-1, SEC File No. 333-03770, which was declared effective by the Commission on May 31, 1996. We registered 4,600,000 shares of our common stock, no par value per share. The offering commenced on May 31, 1996 and 4,000,000 shares were sold. The aggregate offering price of the registered shares was $64,000,000. The managing underwriters of the offering were PaineWebber Incorporated, Deutsche Morgan Grenfell, and Jefferies & Company Inc. We incurred the following expenses in connection with the offering:

Underwriting discounts and commissions......................  $4,480,000
Other expenses..............................................  $1,565,000
                                                              ----------
Total expenses..............................................  $6,045,000
                                                              ==========

     All of such expenses were payments to others.

     In connection with its initial public offering in 1996, CardioGenesis Corporation filed a Registration Statement on Form SB-2, SEC File No. 333-3752-LA, which was declared effective by the SEC on May 21, 1996. CardioGenesis registered 3,000,000 shares of its Common Stock, $.001 par value per share. The offering commenced on May 21, 1996 and 3,000,000 shares were sold. The aggregate offering price of the shares sold was $60,000,000. The managing underwriters of the offering were Bear Stearns & Company Inc., Montgomery Securities and Piper Jaffray Inc. Expenses and underwriting discounts and commissions incurred in connection with the offering totaled $5,533,000.

     The net offering proceeds to us (including CardioGenesis) after deducting the total expenses above were approximately $112,422,000. From May 31, 1996 to December 31, 1999, we (including CardioGenesis) used such net offering proceeds, in direct or indirect payments to others, as follows:

Purchase and installment of machinery and equipment.........  $  3,371,000
Working capital.............................................  $ 70,863,000
Investment in short-term, interest- bearing obligations.....  $ 34,695,000
Repayment of indebtedness...................................  $  3,493,000
                                                              ------------
          Total.............................................  $112,422,000
                                                              ============

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated statement of operations data for fiscal years ended 1999, 1998 and 1997 and the consolidated balance sheet data for 1999 and 1998 set forth below are derived from the our consolidated financial statements and are qualified by reference to our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, included herein.

     The selected consolidated statement of operations data for fiscal years ended 1996 and 1995 and the consolidated balance sheet data for 1997, 1996 and 1995 have been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period. As a result of our pooling of interest with CardioGenesis, all prior period data has been restated as if the combined entity existed for all periods presented.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              1999        1998        1997       1996       1995
                                            ---------   ---------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenues..............................  $  25,324   $  15,080   $ 13,058   $ 13,718   $  2,707
Cost of revenues..........................     10,723       7,868      7,295      6,424      1,642
                                            ---------   ---------   --------   --------   --------
     Gross profit.........................     14,601       7,212      5,763      7,294      1,065
                                            ---------   ---------   --------   --------   --------
Operating expenses:
  Research and development................     11,353      29,861     26,217     13,323      4,977
  Sales and marketing.....................     16,553      17,663     11,542      5,949      2,057
  General and administrative..............      8,028      10,821      9,462      4,820      1,017
  Merger-related costs....................      7,737          --         --         --         --
                                            ---------   ---------   --------   --------   --------
          Total operating expenses........     43,671      58,345     47,221     24,092      8,051
                                            ---------   ---------   --------   --------   --------
     Operating loss.......................    (29,070)    (51,133)   (41,458)   (16,798)    (6,986)
Interest and other income (expense),
  net.....................................        737       3,366      5,240      3,842       (739)
                                            ---------   ---------   --------   --------   --------
     Net loss.............................  $ (28,333)  $ (47,767)  $(36,218)  $(12,956)  $ (7,725)
                                            =========   =========   ========   ========   ========
     Net loss per share -- basic and
       diluted............................  $   (0.99)  $   (1.77)  $  (1.39)  $  (0.65)  $  (0.74)
                                            =========   =========   ========   ========   ========
     Shares used in per share
       calculation........................     28,629      27,000     26,027     20,019     10,470
                                            =========   =========   ========   ========   ========
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities..............................  $  13,313   $  27,941   $ 75,729   $110,271   $ 14,159
Working capital...........................     10,031      22,243     68,999    105,185     12,643
Total assets..............................     34,019      52,978     91,714    123,003     18,682
Long-term debt, less current portion......        815         114         10         20         --
Accumulated deficit.......................   (139,224)   (110,891)   (63,124)   (26,906)   (13,846)
Redeemable convertible preferred stock....         --          --         --         --     22,390
Total shareholders' equity (deficit)......     18,573      37,276     82,374    117,061     (9,260)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors Affecting Future Results" to review conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may" and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.

     The following discussion should be read in conjunction with financial statements and notes thereto included in this Annual Report on Form 10-K.

OVERVIEW

     We were founded in 1989. From 1989 through September 1995, we engaged in the research, development and sale of surgical laser products principally for procedures such as atherectomy and arthroscopy. In 1995, we determined that there was a significant opportunity in the TMR market, and that we were well-positioned to enter this market because of our expertise with laser-based surgical techniques and the treatment of cardiovascular disease. Accordingly, in late 1995, we changed our strategic direction to enter the TMR market.

     Prior to 1996, we focused almost exclusively on research and development activities relating to surgical laser products. Since 1996, we have focused on TMR and PTMR activities, particularly research and development activities and clinical trials.

     On March 17, 1999, we announced with CardioGenesis Corporation the completion of our business combination. Under the terms of the combination, each share of CardioGenesis common stock has been converted into 0.8 of a share of our common stock, and we have assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of ours and its shares are no longer publicly traded. As a result of the transaction, we increased our outstanding shares by approximately 9.9 million. As of March 17, 1999 these shares represented approximately 36% of our post-combination outstanding shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. There were no inter-company transactions between the companies prior to the date of the business combination. The fiscal year remained the same and thus, there were no changes in retained earnings due to the business combination. Further, there were no required adjustments needed to conform to the accounting policies between the two companies.

     On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications and are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark ("CE Mark") allowing the commercial sale of our TMR laser systems and our PTMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

     As of December 31, 1999, we had an accumulated deficit of $139,224,000. We expect to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance, if any, of our products, the progress of our clinical trials, and the status and timing of regulatory approvals.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Net Revenues

     Net revenues of $25,324,000 for the year ended December 31, 1999 increased $10,244,000 or 68% when compared to net revenues of $15,080,000 for the year ended December 31, 1998. The increase in revenues was due to higher sales of laser systems and disposable products resulting from the receipt of FDA approval on our TMR products. Export sales accounted for approximately 14% and 24.1% of total sales for the years ended December 31, 1999 and 1998, respectively. The percentage decrease relative to total sales is mainly due to higher domestic sales from the receipt of FDA approval on our TMR products. We define export sales as sales to customers located outside of the United States. (See "-- Risk Factors.")

  Gross Profit

     Gross profit increased to $14,601,000 or 58% of net revenues for the year ended December 31, 1999 as compared to $7,212,000 or 48% of net revenues for the year ended December 31, 1998. The increase in absolute terms and as a percentage of sales resulted from greater sales volume, a higher average sales price per laser and lower unit costs due to lower fixed manufacturing expenses and higher production volumes.

  Research and Development

     Research and development expenditures of $11,353,000 decreased $18,508,000 or 62% for the year ended December 31, 1999 when compared to $29,861,000 for the year ended December 31, 1998. The decrease in these expenses reflects the decrease in activity associated with clinical trials, lower employee expenses and cost savings resulting from the merger.

     Some of our products are currently in clinical trials and therefore subject to limitations by the FDA. We believe that a continued investment in the development of new and improved products and procedures and in our clinical trials is critical to our future success. As a result of the FDA approval of our surgical TMR system and the coverage notice by HCFA for July 1, 1999, we anticipate that the level of research and development expenditures incurred in connection with clinical trials will continue to decrease as a percentage of revenues. However, future revenues may not be sufficient to cover the research and development expenses required in connection with our ongoing efforts including current and future clinical trials.

  Sales and Marketing

     Sales and Marketing expenditures of $16,553,000 decreased $1,110,000 or 6% for the year ended December 31, 1999 when compared to $17,663,000 for the year ended December 31, 1998. The decrease in absolute dollars is due to cost efficiencies realized from the merger. We expect that spending on sales and marketing will increase as we continue to focus resources on the development of the TMR and PTMR market.

  General and Administrative

     General and administrative expenses decreased by $2,793,000 or 26% to $8,028,000 in 1999 from $10,821,000 in 1998. The decrease is due to a reduction in litigation expenses and cost savings resulting from the merger.

  Merger Related Costs

     CardioGenesis was a medical device company like us, which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and severe angina pain through TMR and PTMR. CardioGenesis also manufactured and marketed disposable products to perform intraoperative transmyocardial revascularization, catheter-based percutaneous myocardial revascularization, and thorascopic transmyocardial revascularization to treat patients afflicted with debilitating angina. During the quarter ended March 31, 1999, we recognized merger-related costs of $6,893,000 for financial advisory and legal fees, personnel severance, terminated relationships and other costs including write-offs of fixed assets and inventory. A majority of the terminated employees were located in California and worked in operations, sales, marketing, quality, research and development and administrative functions. A total of 40 employees were terminated.

     During the remaining three quarters in the year ended December 31, 1999, we recognized additional merger-related costs of $844,000, bringing the total of merger related costs to $7,737,000 for the twelve months ended December 31, 1999. This increase was mainly due to a change associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. We do not expect any further charges for merger related expense and anticipate the last merger-related payment to occur in July of 2000. The following table summarizes the merger-related costs (in thousands).

                        DESCRIPTION                           AMOUNT
                        -----------                           ------
Financial advisory and legal fees...........................  $2,528
Personnel severance.........................................   1,190
Terminated relationships/contracts..........................     910
Other costs including fixed asset and inventory
  write-offs................................................   3,109
                                                              ------
          Total.............................................  $7,737
                                                              ======

  Interest and Other Income (Expense), Net

     Interest and other income of $801,000 decreased $2,653,000 or 77% for the year ended December 31, 1999 when compared to $3,454,000 for the year ended December 31, 1998. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

     Interest expense of $64,000 decreased $24,000 or 27% for the year ended December 31, 1999 when compared to $88,000 for the year ended December 31, 1998. This decrease reflects a lower level of debt outstanding.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Net Revenues

     Net revenues of $15,080,000 for the year ended December 31, 1998 increased $2,022,000 or 15% when compared to net revenues of $13,058,000 for the year ended December 31, 1997. The increase was a result of higher laser system and disposable product sales.

  Gross Profit

     Gross profit increased to $7,212,000 or 48% of net revenues for the year ended December 31, 1998 as compared to $5,763,000 or 44% of net revenues for the year ended December 31, 1997. The increase resulted from greater sales volume and a higher average sales price per laser in 1998 compared to 1997. The increase in sales volumes in 1998 resulted in increased production volumes, which resulted in lower per unit manufacturing costs as a result of production efficiencies.

  Research and Development

     Research and development expenditures of $29,861,000 increased $3,644,000 or 14% for the year ended December 31, 1998 when compared to $26,217,000 for the year ended December 31, 1997. The increase in these expenses reflected a higher level of costs related to the development of new products, increases in the number of clinical trials and the cost of supporting these trials.

  Sales and Marketing

     Sales and marketing expenditures of $17,663,000 increased $6,121,000 or 53% for the year ended December 31, 1998 when compared to $11,542,000 for the year ended December 31, 1997. The increase was due primarily to increases in headcount, sales commissions and physician training.

  General and Administrative

     General and administrative expenses increased $1,359,000 or 14% to $10,821,000 in 1998 from $9,462,000 in 1997. The increase for the year ended December 31, 1998 as compared to for the year ended December 31, 1997 reflects an increase in litigation expense.

  Interest and Other Income (Expense), Net

     Interest income of $3,454,000 decreased $1,847,000 or 35% for the year ended December 31, 1998 as compared to $5,301,000 for the year ended December 31, 1997. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

     Interest expense of $88,000 increased $27,000 or 44% for the year ended December 31, 1998 as compared to $61,000 for the year ended December 31, 1997. This increase was due to a note payable held by our subsidiary, MicroHeart, Inc. from October 1997 to October 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short and long-term marketable securities were $13,313,000 at December 31, 1999 compared to $27,941,000 at December 31, 1998, a decrease of 52%. Marketable securities are classified as "available-for-sale" and are readily marketable at their fair market value. We used $22,315,000 of cash for operating activities, including funding our operating loss and decreases in accrued liabilities in 1999. Investing activities, consisting primarily of purchases and sale of marketable securities and additions to property and equipment, provided cash of $16.1 million, $28.4 million and $29.7 million in fiscal years 1999, 1998 and 1997 respectively. Financing activities provided cash of $8.4 million, $1.3 million and $2.3 million in fiscal years 1999, 1998 and 1997 respectively primarily from the issuance of stock pursuant to exercise of stock options and warrants.

     Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities and, to a lesser extent, loans from shareholders. In addition, our operation has been funded in part through sales of our products. At December 31, 1999, we had an accumulated deficit of $139,224,000.

     We anticipate that our current cash, cash equivalents and marketable securities will be sufficient to meet our funding requirements through December 31, 2000. There can be no assurance, however, that we will not require additional sources of cash at an earlier date. If we are required to obtain additional financing in the future, capital may not be available on terms acceptable to us, if at all.

YEAR 2000

     We have not incurred material costs associated with our efforts to become Year 2000 compliant. Furthermore, based on our assessment to date, we believe that any future costs associated with our Year 2000 compliance efforts will not be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after July 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

FACTORS AFFECTING FUTURE RESULTS

     In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

     We may fail to obtain required regulatory approvals to market our products in the United States. Our business, financial condition and results of operations could be harmed by any of the following events, circumstances or occurrences related to the regulatory process:

     - the failure to obtain regulatory approvals for our products;

     - significant limitations in the indicated uses for which our products may be marketed;

     - substantial costs incurred in obtaining regulatory approvals, or

     - delays in initiating or completing new clinical trials.

We must submit, and the FDA must approve applications for preliminary market approval, known as PMA, before we can sell our TMR and PTMR laser systems as medical devices. Before submitting a PMA application, we must complete clinical testing to demonstrate the safety and effectiveness of our products.

     In 1997, we submitted a PMA application to the FDA for certain applications of our TMR laser system. On October 27, 1998, an advisory panel of the FDA recommended that the FDA approve our PMA application for the TMR laser system. Along with our approval, the FDA panel requested that we conduct postmarket surveillance in a form to be determined through further discussions with the FDA. On February 11, 1999, we received final approval from the FDA for use of our TMR products for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

     In February 1996, we obtained FDA clearance to undertake Phase I of a clinical study of TMR intended to assess the safety and effectiveness of "TMR Used in Conjunction with CABG" as compared with CABG alone. In September 1996, the FDA provided us with clearance to begin Phase II of this study, which was subsequently completed. In July 1999, we submitted a PMA supplement to FDA for an expanded indication to our approved TMR labeling to include TMR in conjunction with CABG. In January 2000, we received a response from the FDA requesting that we either provide more information or modify our labeling request. Since TMR and CABG are each presently utilized to treat separate regions of the heart, we concluded that our present FDA approved labeling is adequate, and that the physician can best decide how to use the laser system within the approved labeling. As a result, in March 2000, we decided that we will not pursue any wording changes to our already approved TMR labeling and have withdrawn our submission to the FDA for TMR in conjunction with CABG.

     We applied for and received Investigational Device Exemptions, known as IDEs, to engage in various clinical trials of our PTMR products and procedures. In December, 1999, we submitted a PMA application to the FDA seeking marketing clearance for PTMR in the United States. To date, the FDA has not granted approval of this application. The FDA may not approve this application in a timely manner, if ever.

     The medical community has not broadly adopted our products, and unless our products are broadly adopted, our business will suffer. Our TMR products have not yet achieved broad commercial adoption, and our PTMR products are experimental and have not yet achieved broad clinical adoption. We cannot predict whether or at what rate and how broadly our products will be adopted by the medical community. Our business would be harmed if:

     - our products fail to achieve significant clinical adoption; or

     - our TMR or PTMR laser systems fail to achieve significant market acceptance.

     Positive endorsements by physicians are essential for clinical adoption of our TMR and PTMR laser systems. Even if the clinical efficacy of TMR and PTMR laser systems is established, physicians may elect not to recommend TMR and PTMR laser systems for any number of reasons. The reasons why TMR or PTMR laser systems may effectively treat coronary artery disease are not well understood. Although we intend to use research, development and clinical efforts to understand better the physiological effects of TMR and PTMR treatment, we may not achieve such understanding on a timely basis, or at all. TMR and PTMR laser systems may not be clinically adopted unless we:

     - understand thoroughly the physiological effects of the products, and

     - disseminate such understanding within the medical community.

     Clinical adoption of these products will also depend upon:

     - our ability to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR and PTMR therapy; and

     - willingness of such physicians to adopt and recommend such procedures to their patients.

     Patient acceptance of the procedure will depend on:

     - physician recommendations;

     - the degree of invasiveness;

     - the effectiveness of the procedure; and

     - the rate and severity of complications associated with the procedure as compared to other procedures.

     To expand our business, we must establish effective sales, marketing and distribution systems, and we have limited experience to date establishing these operations. To expand our business, we must establish effective systems to sell, market and distribute products. To date, we have had limited sales which have consisted primarily of sales of our TMR laser systems on a commercial basis since February, 1999 and PTMR laser systems for investigational use only.

     With FDA approval of our TMR laser system, we are marketing our products primarily through our direct sales force. We have been expanding our operations by hiring additional sales and marketing personnel. This has required and will continue to require substantial management efforts and financial resources. If we are not able to establish effective sales and marketing capabilities our business will suffer.

     The expansion of our business may put added pressure on our management and operational infrastructure and could create numerous risks and challenges. The growth in our business may place a significant strain on our limited personnel, management and other resources. The evolving growth of our business involves numerous risks and challenges, including:

     - the dependence on the growth of the market for our TMR and PTMR systems;

     - domestic and international regulatory developments;

     - rapid technological change;

     - the highly competitive nature of the medical devices industry; and

     - the risk of entering emerging markets in which we have limited or no direct experience;

     Our future operating results will be significantly affected by our ability to:

     - successfully and rapidly expand sales to potential customers;

     - implement operating, manufacturing and financial procedures and controls;

     - improve coordination among different operating functions; and

     - continue to attract, train and motivate additional qualified personnel in all areas.

We may not be able to manage these activities and implement these strategies successfully, and any failure to do so could harm our operating results.

     Our operating results will fluctuate and quarter to quarter comparisons of our results may not indicate future performance. Our operating results have fluctuated significantly from quarter to quarter and are expected to fluctuate significantly from quarter to quarter due to a number of events and factors, including:

     - the level of product demand and the timing of customer orders;

     - changes in strategy;

     - delays associated with the FDA and other regulatory approval processes;

     - personnel changes;

     - the level of international sales;

     - the timing and results of clinical trials;

     - changes in competitive pricing policies;

     - the ability to develop, introduce and market new and enhanced versions of products on a timely basis;

     - deferrals in customer orders in anticipation of new or enhanced products;

     - product quality problems; and

     - the enactment of health care reform legislation and any changes in third party reimbursement policies.

     We believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance. It is likely that our operating results for a future quarter will fall below the expectations of public market analysts and investors. If this occurs, the price of our common stock may fall, perhaps substantially.

     We may not be able to successfully market our products if we fail to obtain third party reimbursement for the procedures performed with our products. Few individuals are able to pay directly for the costs associated with the use of our products. In the U.S., hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. A failure by third party payors to provide adequate reimbursement for the TMR and PTMR procedures that use our products would harm our business.

     Effective July 1, 1999 the Health Care Financing Administration commenced Medicare coverage for TMR systems for any manufacturer's TMR procedures. Hospitals are now eligible to receive Medicare reimbursement for TMR equipment and procedures. The Health Care Financing Administration may not approve reimbursement for PTMR; if it does not provide reimbursement, our business will suffer. We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PTMR; if they do not provide reimbursement, our business will suffer.

     Although we do not anticipate receiving Medicare reimbursements for our laser systems that are in clinical trials, we will seek reimbursement from other third party payors. However, such reimbursement may not be available.

     Third party payors may deny reimbursement if they determine that the device used in a treatment is:

     - unnecessary,

     - inappropriate;

     - experimental;

     - used for a non-approved indication; or

     - not cost-effective.

     Potential purchasers must determine whether the clinical benefits of our TMR and PTMR laser systems justify:

     - the additional cost or the additional effort required to obtain prior authorization or coverage; and

     - the uncertainty of actually obtaining such authorization or coverage.

     We face intense competition and competitive products could render our products obsolete. The market for TMR and PTMR laser systems is intensely competitive and is constantly becoming more competitive. If our competitors are more effective in developing new products and procedures and marketing existing and future products, our business will suffer.

     The market for TMR and PTMR laser systems is characterized by rapid technical innovation. Accordingly, our competitors may succeed in developing TMR and PTMR products or procedures that:

     - are more effective than our products;

     - are more effectively marketed than our products; or

     - may render our products or technology obsolete.

     We compete with:

     - PLC Systems, Inc.;

     - Johnson & Johnson and

     - Boston Scientific.

     PLC is currently selling TMR commercially in the U.S. and abroad, while Johnson & Johnson is currently selling PTMR products for investigational use. Boston Scientific has acquired radio frequency technology to begin a percutaneous feasibility trial in the U.S. under a preliminary IDE.

     Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants. PLC obtained a PMA approval of its TMR laser system in 1998 prior to our PMA approval and thus, could be able to capture a greater market share.

     Even with the FDA approval for our TMR laser system, we will face competition for market acceptance and market share for that product. Our ability to compete may depend in significant part on the timing of introduction of competitive products into the market, and will be affected by the pace, relative to competitors, at which we are able to:

     - develop products;

     - complete clinical testing and regulatory approval processes;

     - obtain third party reimbursement acceptance; and

     - supply adequate quantities of the product to the market.

     Our products also compete with alternative treatment methods and our products must replace these methods to be commercially successful. Many of the medical indications that may be treatable with TMR and PTMR laser systems are currently being treated by drug therapies or surgery and other interventional therapies, including PTCA and CABG.

     Our business would be materially harmed if TMR technology fails:

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

     The market acceptance and commercial success of our TMR and PTMR laser systems will depend not only upon their safety and effectiveness, but also upon the relative safety and effectiveness of alternative treatments.

     Our products depend on TMR technology that is rapidly changing, which could require us to incur substantial product development expenditures to respond to industry changes. TMR and PTMR laser systems are our only products. Accordingly, if we fail to develop and commercialize successfully our TMR and PTMR laser systems, then our business would suffer.

     The medical device industry is characterized by rapid and significant technological change. Our future success will depend in large part on our ability to respond to such changes. In addition, we must expand the indications and applications for our products by developing and introducing enhanced and new versions of our TMR and PTMR laser systems. Product research and development requires substantial expenditures and is inherently risky. We may not be able to:

     - identify products for which demand exists; or

     - develop products that have the characteristics necessary to treat particular indications.

     Even if we identify and develop such products, we may not receive regulatory approval and may not be commercially successful.

     Overall increases in medical costs could adversely affect our business. We believe that the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by them. We can not assure you that in either United States or international markets that:

     - third party reimbursement and coverage will be available or adequate;

     - current reimbursement amounts will not be decreased in the future; or

     - future legislation, regulation or reimbursement policies of third party payors will not otherwise adversely affect the demand for our products or our ability to profitably sell our products.

     Fundamental reforms in the healthcare industry in the United States and Europe continue to be considered. We cannot predict whether or when any healthcare reform proposals will be adopted and what effect such proposals might have on our business.

     We have a history of losses and may not be profitable in the future. We have incurred significant losses since inception. Our revenues and operating income will be constrained:

     - until such time, if ever, as we obtain broad commercial adoption of our TMR laser systems by healthcare facilities in the U.S.;

     - until such time, if ever, as we obtain FDA and other regulatory approvals for our PTMR laser systems; and

     - for an uncertain period of time after such approvals are obtained.

     We may not achieve or sustain profitability in the future.

     If we experience increased demand for our products, we may not be able to expand our business to meet such demand. We may be required to expand our business to:

     - respond to increasing clinical adoption of the TMR procedure;

     - develop future products;

     - generally compete successfully;

     - complete the clinical trials that are currently in progress; and

     - prepare additional products for clinical trials;

     Such expansion could place a significant strain on managerial, operational and financial systems and resources. To accommodate such expansion and compete effectively, we must:

     - improve information systems, procedures and controls; and

     - expand, train, motivate and manage our employees.

     Third parties may limit the development and protection of our intellectual property, which could adversely affect our competitive positions. Our success is dependent in large part on our ability to:

     - obtain patent protection for our products and processes;

     - preserve our trade secrets and proprietary technology; and

     - operate without infringing upon the patents or proprietary rights of third parties.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Certain competitors and potential competitors of ours have obtained United States patents covering technology that could be used for certain TMR and PTMR procedures. We do not know if such competitors, potential competitors or others have filed and hold international patents covering other TMR or PTMR technology. In addition, international patents may not be interpreted the same as any counterpart United States patents.

     In September 1995, one of our competitors sent us a notice of potential infringement of their patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. After discussion with patent counsel, we concluded that we did not utilize the process and/or apparatus that was the subject of the patent at issue, and we provided a response to the competitor to that effect. We have not received any additional correspondence from this competitor on these matters.

     In 1996, prior to the merger with us, CardioGenesis initiated a suit in the U.S. against PLC seeking a judgment that the PLC patent is invalid and unenforceable. In 1997, PLC counterclaimed in that suit alleging infringement by CardioGenesis of the PLC patent. Also in 1997, PLC initiated suit in Germany against CardioGenesis and CardioGenesis' former German sales agent alleging infringement of a European counterpart to the PLC patent. In 1997, CardioGenesis filed an Opposition in the European Patent Office to a European counterpart to the PLC patent, seeking to have the European patent declared invalid.

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

     The Settlement and License Agreement applies only to those products or that technology that uses the PLC patents, and the agreement does not provide PLC any rights to any CardioGenesis intellectual property. The Eclipse TMR 2000 laser system does not use the technology associated with the PLC patents.

     While we periodically review the scope of our patents and other relevant patents of which we are aware, the question of patent infringement involves complex legal and factual issues. Any conclusion regarding infringement may not be consistent with the resolution of any such issues by a court.

     We may not be able to protect our intellectual property because:

     - patents may not be issued;

     - patents may be challenged, invalidated or designed around by competitors; or

     - patent protection may not continue to be available for surgical methods in the future.

     Costly litigation may be necessary to protect intellectual property rights. We may have to engage in time consuming and costly litigation to protect our intellectual property rights or to determine the proprietary rights of others. In addition, we may become subject to:

     - patent infringement claims or litigation; or

     - interference proceedings declared by the U.S. Patent Office to determine the priority of inventions.

     Defending and prosecuting intellectual property suits, U.S. Patent Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We may be required to litigate further to:

     - enforce our issued patents;

     - protect our trade secrets or know-how; or

     - determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or interference proceedings will result in:

     - substantial expense; and

     - significant diversion of effort by technical and management personnel.

     If the results of such litigation or interference proceedings are adverse to us, then the results may:

     - subject us to significant liabilities to third parties;

     - require us to seek licenses from third parties;

     - prevent us from selling our products in certain markets or at all; or

     - require us to modify our products.

     Although patent and intellectual property disputes regarding medical devices are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all.

     Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products. This would harm our business.

     We rely on patent and trade secret laws, which are complex and may be difficult to enforce. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Issued patent or patents based on pending patent applications or any future patent application may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents.

     Furthermore, we can not assure you that our competitors:

     - have not developed or will not develop similar products;

     - will not duplicate our products; or

     - will not design around any patents issued to or licensed by us.

     Since patent applications in the United States are maintained in secrecy until patents issue, we cannot be certain that:

     - others did not first file applications for inventions covered by our pending patent applications; or

     - we will not infringe any patents that may issue to others on such applications.

     The U.S. patent laws were recently amended to exempt physicians, other health care professionals, and affiliated entities from infringement liability for medical and surgical procedures performed on patients. We are not able to predict if this amendment will materially affect our ability to protect our proprietary methods and procedures.

     Competitors may:

     - independently develop proprietary information substantially equivalent to our proprietary information and techniques, or

     - otherwise gain access to our proprietary technology.

     In addition to our patents, we rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We may not be able to meaningfully protect our unpatented technology because:

     - our employees, consultants and advisors may breach their confidentiality and invention assignment agreements and there may not be an adequate remedy for such breach;

     - our competitors may independently develop substantially equivalent proprietary information and techniques; or

     - competitors may otherwise gain access to our proprietary technology.

     Our inability to protect our unpatented intellectual property could materially harm our business.

     We depend on single source suppliers for certain key components and production could be interrupted if a key supplier had to be replaced. We currently purchase certain critical laser and fiber-optic components from single sources. Although we have identified alternative suppliers, a lengthy process would be required to qualify them as additional or replacement suppliers. Any significant interruption in the supply of critical materials or components could delay our ability to manufacture our products and could harm our manufacturing operations, business and results of operations.

     We anticipate that products will be manufactured based on forecasted demand and will seek to purchase subassemblies and components in anticipation of the actual receipt of purchase orders from customers. Lead times for materials and components vary significantly and depend on factors such as the business practices of each specific supplier and the terms of particular contracts, as well as the overall market demand for such materials and components at any given time. If the forecasts are inaccurate, we could experience fluctuations in inventory levels, resulting in excess inventory, or shortages of critical components, either of which could cause our business to suffer.

     Certain of our suppliers could have difficulty expanding their manufacturing capacity to meet our needs if demand for our TMR and PTMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers could cause a delay in regulatory approvals or adversely affect product acceptance. We can not predict if:

     - materials obtained from outside suppliers will continue to be available in adequate quantities; or

     - alternative suppliers can be located on a timely basis.

     We operate on a purchase order basis with most of our suppliers. Such vendors could at any time determine to cease the supply and production of such components.

     We have limited manufacturing experience which could prevent us from successfully increasing capacity in response to market demand. We have limited experience in manufacturing products. Manufacturers often encounter difficulties in increasing production, including problems involving:

     - production yields;

     - adequate supplies of components;

     - quality control and assurance (including failure to comply with good manufacturing practices regulations, international quality standards and other regulatory requirements); and

     - shortages of qualified personnel.

     We also may not be able to:

     - successfully increase manufacturing capacity; or

     - avoid manufacturing difficulties or product recalls.

     Our products may contain defects which could delay regulatory approval or market acceptance of our products. We may experience future product defects, malfunctions, manufacturing difficulties or recalls related to the lasers or other components used in our TMR and PTMR laser systems. Any such occurrence could cause a delay in regulatory approvals or adversely affect the commercial acceptance of our products and could cause harm to our business.

     We must comply with FDA manufacturing standards or face fines or other penalties including suspension of production. We are required to demonstrate compliance with the FDA's current good manufacturing practices regulations if we market devices in the United States or manufacture finished devices in the United States. The FDA inspects manufacturing facilities on a regular basis to determine compliance. If we fail to comply with applicable FDA or other regulatory requirements, we can be subject to:

     - fines, injunctions, and civil penalties;

     - recalls or seizures of products;

     - total or partial suspensions of production; and

     - criminal prosecutions.

     We will be able to obtain FDA approval only for those products that are proven safe and effective in clinical sites. The FDA has not approved our PTMR laser systems for any indication in the United States. We submitted a PMA Supplement for our Axcis PTMR system to the FDA in December, 1999. The PTMR study compares PTMR to conventional medical therapy in patients with no option for other treatment. The FDA may not accept the study as safe and effective, and PTMR may not be approved for commercial use in the United States.

     Responding to FDA requests for additional information could:

     - require substantial financial and management resources; and

     - take several years.

     We cannot determine if our PTMR laser systems will prove to be safe or effective. Our business would be materially and adversely harmed if our PTMR laser systems does not prove to be safe and effective in clinical trials.

     We may suffer losses from product liability claims if our products cause harm to patients. We are exposed to:

     - potential product liability claims; and

     - product recalls.

     These risks are inherent in the design, development, manufacture and marketing of medical devices. Our products are designed to be used in life-threatening situations where there is a high risk of serious injury or death, and we could be subject to product liability claims if the use of our TMR or PTMR laser systems is alleged to have caused adverse effects on a patient or such products are believed to be defective.

     Any regulatory clearance for commercial sale of these products will not remove these risks. Any failure to comply with the FDA's good manufacturing practices or other regulations could hurt our ability to defend against product liability lawsuits. Although we have not experienced any product liability claims to date, any such claims could cause our business to suffer.

     Our insurance may be insufficient to cover product liability claims against us. Our product liability insurance may not:

     - be adequate for any future product liability problems; or

     - continue to be available on commercially reasonable terms, or at all.

     If we were held liable for a product liability claim or series of claims in excess of our insurance coverage, such liability could harm our business and financial condition.

     We maintain insurance against product liability claims in the amount of:

     - $10 million per occurrence; and

     - $10 million in the aggregate.

     We may require increased product liability coverage as sales of approved products increase and as additional products are commercialized. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all.

     We depend heavily on certain key personnel. Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel.

     Our future business and results of operations also depend in significant part upon our ability to attract and retain additional qualified management, manufacturing, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.

     We may engage in future acquisitions that distract our management, cause us to incur debt, or dilute our shareholders. We may, from time to time, acquire or invest in other complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, our management frequently evaluates the strategic opportunities available related to complementary businesses, products or technologies. The process of integrating an acquired company's business into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition or investment may not be realized. Any future acquisitions or investments by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially harm our operating results and financial condition.

     We may fail to comply with international regulatory requirements and could be subject to regulatory delays, fines or other penalties. Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. The impact of the following factors would harm our business:

     - delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;

     - the loss of previously obtained approvals or clearances; or

     - the failure to comply with existing or future regulatory requirements.

     Our products will be subject to other regulatory requirements in the European Union and other countries. Any enforcement action by international regulatory authorities with respect to past or future regulatory noncompliance could cause our business to suffer.

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

     We received the CE Mark for our TMR laser system in December 1996 and for our PTMR laser system in July 1998. In addition, the Vertex TMR Probe and the Axcis PMR Catheter system, acquired in the merger with Cardiogenesis, received CE mark approval in July 1996 and January 1998, respectively. In the European Economic Area, we will be:

     - subject to continued supervision;

     - required to report any serious adverse incidents to the appropriate authorities; and

     - required to comply with additional national requirements that are outside the scope of the Medical Device Directive.

     We became ISO 9001 certified in May 1997. We may not be able to:

     - achieve or maintain the compliance required for CE marking on all or any of our products; and

     - produce our products profitably and in a timely manner while complying with the requirements of the Medical Device Directive and other regulatory requirements.

     If we fail to comply with applicable regulatory requirements we could face:

     - fines, injunctions, civil penalties;

     - recalls or seizures of products;

     - total or partial suspensions of production;

     - refusals by foreign governments to permit product sales; and

     - criminal prosecution.

     Furthermore, if existing regulations are changed or new regulations or policies are adopted, we may:

     - not be able to obtain, or affect the timing of, future regulatory approvals or clearances;

     - not be able to obtain necessary regulatory clearances or approvals on a timely basis or at all; and

     - be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals.

     We sell our products internationally which subjects it to certain significant risks of transacting business in foreign countries. Our international revenue is subject to the following risks:

     - foreign currency fluctuations;

     - economic or political instability;

     - foreign tax laws;

     - shipping delays;

     - various tariffs and trade regulations;

     - restrictions and foreign medical regulations;

     - customs duties, export quotas or other trade restrictions; and

     - difficulty in protecting intellectual property rights.

     Any of these factors could have an adverse effect on our international sales revenues. In future quarters, international sales could become a significant portion of our revenue.

     We may not achieve wide acceptance of our products in foreign markets if we fail to obtain third party reimbursement for the procedures performed with our products. If we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country. They include both government sponsored health care and private insurance. Although we expect to seek international reimbursement approvals, any such approvals may not be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could hurt market acceptance of TMR products in the international markets in which such approvals are sought.

     The price of our common stock may fluctuate significantly, which may result in losses for investors. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended March 24, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $18.69 to a low of $5.00. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

     - actual or anticipated variations in our quarterly operating results;

     - announcements of technological innovations or new products or services by us or our competitors;

     - announcements relating to strategic relationships or acquisitions;

     - changes in financial estimates by securities analysts;

     - statements by securities analysts regarding us or our industry;

     - conditions or trends in the medical device industry; and

     - changes in the economic performance and/or market valuations of other medical device companies.

     Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

     In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of medical device companies could depress our stock price regardless of our operating results.

     Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an investment portfolio of fixed income securities that are classified as "available-for-sale securities". The investment portfolio is comprised of highly liquid instruments. These securities are subject to interest rate risk and will fall in value if market interest rates increase. We do not use derivative financial instruments in our investment portfolio. The table below presents principal amounts and related weighted average interest rates as of December 31, 1999 (in thousands) for our investment portfolio and cash and cash equivalents.

Assets
  Cash and cash equivalents.................................  $5,566
  Average interest rate.....................................     4.0%
  Available-for-sale securities.............................  $7,747
  Average interest rate.....................................     5.5%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders, currently scheduled for May 31, 2000, and the information included in the proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS.

     Certain of the information concerning our executive officers required by this Item is contained in the section of Part I of this Annual Report on Form 10-K entitled "Item 1. Business -- Employees."

     The information concerning our directors and the remaining information concerning our executive officers required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1)FINANCIAL STATEMENTS. The financial statements required to be filed by
Item 8 herewith are as follows:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   36
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   37
Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 1999, 1998 and 1997......   38
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............   39
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   40
Notes to Consolidated Financial Statements..................   41

(2) FINANCIAL STATEMENT SCHEDULE.

     The following financial statement schedule is filed herewith.

Schedule II -- Valuation and Qualifying Accounts............   53

(3) EXHIBITS.

     The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by us during the three month period ended December 31, 1999.

(c) EXHIBITS.

     The exhibits below are filed or incorporated herein by reference.

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 2.1(2)   Agreement and Plan of Reorganization among the Company,
          CardioGenesis Corporation and RW Acquisition Corporation
          dated October 21, 1998.
 3.1(2)   Certificate of Amendment and Restated Articles of
          Incorporation of Registrant.
 3.2(2)   Amended and Restated Bylaws of Registrant.
10.1      Form of Director and Officer Indemnification Agreement.
10.2(2)   Stock Option Plan.
10.3(2)   Director Stock Option Plan.
10.4(2)   1996 Employee Stock Purchase Plan.
10.5(2)   Facilities Lease for 1049 Kiel Court, Sunnyvale, California.
10.6(2)   Facilities Lease for 1139 Karlstad Drive, Sunnyvale,
          California.
10.7(2)   401(k) Plan.
10.8(3)   CardioGenesis 1993 Equity Incentive Plan.
10.9(3)   CardioGenesis 1996 Directors Stock Option Plan.
10.10(3)  CardioGenesis 1996 Employee Stock Purchase Plan.
10.11(4)  CardioGenesis 1996 Equity Incentive Plan.
21.1      List of Subsidiaries.
23.1      Consent of PricewaterhouseCoopers LLP.
24.1      Power of Attorney (see page 35).
27.1      Financial Data Schedule.

---------------
(1) Incorporated herein by reference to Appendix 1 to the Company's Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).

(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.

(3) Incorporated herein by reference from CardioGenesis Corporation's Form SB-2, (File No. 333-3752-LA), declared effective on May 21, 1996.

(4) Incorporated herein by reference from CardioGenesis Corporation's Form S-8, (File No. 333-35095, dated September 8, 1997).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                          Registrant

Date: March, 28, 2000                     By: /s/   RICHARD P. POWERS
                                            ------------------------------------
                                                     Richard P. Powers
                                                Executive Vice President and
                                                  Chief Financial Officer
                                            (Principal Accounting and Financial
                                                           Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Alan L. Kaganov, Douglas Murphy-Chutorian and/or Richard P. Powers and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

           /s/ DOUGLAS MURPHY-CHUTORIAN, M.D.                       Chairman             March 28, 2000
--------------------------------------------------------
             Douglas Murphy-Chutorian, M.D.

               /s/ ALAN L. KAGANOV, SC.D                     Chief Executive Officer     March 28, 2000
--------------------------------------------------------  (Principal Executive Officer)
                 Alan L. Kaganov, Sc.D                            and Director

                 /s/ RICHARD P. POWERS                    Executive Vice President and   March 28, 2000
--------------------------------------------------------     Chief Financial Officer
                   Richard P. Powers                        (Principal Accounting and
                                                               Financial Officer)

                /s/ ROBERT L. MORTENSEN                             Director             March 28, 2000
--------------------------------------------------------
                  Robert L. Mortensen

                    /s/ JACK M. GILL                                Director             March 28, 2000
--------------------------------------------------------
                      Jack M. Gill

                 /s/ ROBERT C. STRAUSS                              Director             March 28, 2000
--------------------------------------------------------
                   Robert C. Strauss

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eclipse Surgical Technologies,
Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of Eclipse Surgical Technologies, Inc. and its subsidiaries (the "Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 33 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 27, 2000

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                                1999         1998
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $   5,566    $   3,273
  Marketable securities.....................................      3,227       14,381
  Accounts receivable, net of allowance for doubtful
     accounts of $1,079 and $1,699 at December 31, 1999 and
     1998, respectively.....................................      8,119        9,140
  Inventories...............................................      6,983        9,075
  Prepaids and other current assets.........................        767        1,962
                                                              ---------    ---------
          Total current assets..............................     24,662       37,831
Property and equipment, net.................................      1,220        2,353
Long-term marketable securities.............................      4,520       10,287
Accounts receivable over one year, net of allowance for
  doubtful accounts of $797 and $970, at December 31, 1999
  and 1998, respectively....................................      1,125        2,083
Other assets................................................      2,492          424
                                                              ---------    ---------
          Total assets......................................  $  34,019    $  52,978
                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   1,819    $   1,589
  Accrued liabilities.......................................      9,557       11,464
  Customer deposits.........................................        145          256
  Deferred revenue..........................................      1,720        2,145
  Note payable..............................................         --          111
  Current portion of capital lease obligation...............         26           23
  Current portion of long-term liabilities..................      1,364           --
                                                              ---------    ---------
          Total current liabilities.........................     14,631       15,588
Capital lease obligation, less current portion..............         90          114
Long-term liabilities, less current portion.................        725           --
                                                              ---------    ---------
          Total liabilities.................................     15,446       15,702
                                                              ---------    ---------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Preferred stock: no par value; 6,600 shares authorized;
     none issued and outstanding;...........................         --           --
  Common stock: no par value; 82,000 shares authorized;
     29,437 and 27,466 shares issued and outstanding at
     December 31, 1999 and 1998, respectively...............    158,338      148,947
  Deferred compensation.....................................       (466)        (829)
  Accumulated other comprehensive (loss) income.............        (75)          49
  Accumulated deficit.......................................   (139,224)    (110,891)
                                                              ---------    ---------
          Total shareholders' equity........................     18,573       37,276
                                                              ---------    ---------
          Total liabilities and shareholders' equity........  $  34,019    $  52,978
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1999        1998        1997
                                                             --------    --------    --------
Net revenues...............................................  $ 25,324    $ 15,080    $ 13,058
Cost of revenues...........................................    10,723       7,868       7,295
                                                             --------    --------    --------
          Gross profit.....................................    14,601       7,212       5,763
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    11,353      29,861      26,217
  Sales and marketing......................................    16,553      17,663      11,542
  General and administrative...............................     8,028      10,821       9,462
  Merger-related costs.....................................     7,737          --          --
                                                             --------    --------    --------
          Total operating expenses.........................    43,671      58,345      47,221
                                                             --------    --------    --------
          Operating loss...................................   (29,070)    (51,133)    (41,458)
Interest expense...........................................       (64)        (88)        (61)
Interest and other income..................................       801       3,454       5,301
                                                             --------    --------    --------
          Net loss.........................................   (28,333)    (47,767)    (36,218)
                                                             --------    --------    --------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       period..............................................      (145)         38          87
     Less: reclassification adjustment for gains included
       in net income.......................................        (5)        (50)       (496)
       Foreign currency translation adjustment.............        26           3         (27)
                                                             --------    --------    --------
       Other comprehensive income (loss)...................      (124)         (9)       (436)
                                                             --------    --------    --------
          Comprehensive loss...............................  $(28,457)   $(47,776)   $(36,654)
                                                             ========    ========    ========
Net loss per share:
  Basic and diluted........................................  $  (0.99)   $  (1.77)   $  (1.39)
                                                             ========    ========    ========
  Weighted average shares outstanding......................    28,629      27,000      26,027
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                               ACCUMULATED
                                                                                  OTHER
                                           COMMON STOCK                       COMPREHENSIVE
                                        ------------------      DEFERRED         INCOME        ACCUMULATED
                                        SHARES     AMOUNT     COMPENSATION       (LOSS)          DEFICIT       TOTAL
                                        ------    --------    ------------    -------------    -----------    --------
Balances, December 31, 1996...........  25,745    $144,801      $(1,328)          $ 494         $ (26,906)    $117,061
  Issuance of common stock pursuant to
    exercise of options...............     632       1,186           --              --                --        1,186
  Issuance of common stock pursuant to
    exercise of warrants..............     134         301           --              --                --          301
  Amortization of deferred
    compensation......................      --                      480              --                --          480
  Net change in unrealized gain on
    marketable securities.............      --          --           --            (409)               --         (409)
  Foreign currency translation
    adjustment........................      --          --           --             (27)               --          (27)
  Net loss............................      --          --           --              --           (36,218)     (36,218)
                                        ------    --------      -------           -----         ---------     --------
Balances, December 31, 1997...........  26,511     146,288         (848)             58           (63,124)      82,374
  Issuance of common stock pursuant to
    exercise of options...............     650       1,496           --              --                --        1,496
  Issuance of common stock pursuant to
    exercise of warrants..............     305         725           --              --                --          725
  Deferred stock compensation.........      --         438         (438)             --                --           --
  Amortization of deferred
    compensation......................      --          --          457              --                --          457
  Net change in unrealized gain on
    marketable securities.............      --          --           --             (12)               --          (12)
  Foreign currency translation
    adjustment........................      --          --           --               3                --            3
  Net loss............................      --          --           --              --           (47,767)     (47,767)
                                        ------    --------      -------           -----         ---------     --------
Balances, December 31, 1998...........  27,466     148,947         (829)             49          (110,891)      37,276
  Issuance of common stock pursuant to
    exercise of options...............   1,522       7,747           --              --                --        7,747
  Issuance of common stock pursuant to
    exercise of warrants..............     449         833           --              --                --          833
  Deferred stock compensation for
    options to consultants............      --         811         (811)             --                --           --
  Amortization of deferred
    compensation......................      --                    1,174              --                --        1,174
  Net change in unrealized gain on
    marketable securities.............      --          --           --            (150)               --         (150)
  Foreign currency translation
    adjustment........................      --          --           --              26                --           26
  Net loss............................      --          --           --              --           (28,333)     (28,333)
                                        ------    --------      -------           -----         ---------     --------
Balances, December 31, 1999...........  29,437    $158,338      $  (466)          $ (75)        $(139,224)    $ 18,573
                                        ======    ========      =======           =====         =========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999        1998        1997
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(28,333)   $(47,767)   $(36,218)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization.........................     1,453         908       1,099
      Gain from investment in MicroHeart Holdings, Inc......        --        (400)         --
      Provision for doubtful accounts.......................     1,377       1,017         477
      Inventory reserves....................................     1,782          68          --
      Amortization of deferred compensation for IPO.........       392         457         480
      Amortization of deferred compensation for options to
         consultants........................................       782          --          --
      Amortization of license fees..........................       195          --          --
      Loss on disposal of property and equipment............       317          --           2
      Changes in operating assets and liabilities:
         Accounts receivable -- short term..................       551      (4,548)     (1,316)
         Inventories........................................       799      (4,167)     (1,403)
         Prepaids and other current assets..................     1,195        (229)       (848)
         Other assets.......................................        24          --          --
         Accounts receivable -- long term...................        51      (1,963)        (25)
         Accounts payable...................................       230        (601)      1,272
         Accrued liabilities................................    (1,907)      5,595       1,519
         Long-term liabilities..............................      (687)         --          --
         Customer deposits..................................      (111)        185          43
         Deferred revenue...................................      (425)      1,995        (220)
                                                              --------    --------    --------
         Net cash used in operating activities..............   (22,315)    (49,450)    (35,138)
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (44,702)    (45,067)   (129,897)
  Maturities of marketable securities.......................    61,473      73,646     161,247
  Acquisition of property and equipment.....................      (637)       (173)     (1,598)
                                                              --------    --------    --------
         Net cash provided by investing activities..........    16,134      28,406      29,752
                                                              --------    --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock from exercise
    of options and warrants.................................     8,580       2,221       1,487
  Proceeds from short term borrowings.......................        --          71          --
  Proceeds from note payable................................        --          --       1,000
  Repayment of note payable.................................      (111)     (1,000)       (175)
  Repayments of capital lease obligations...................       (21)        (22)        (41)
                                                              --------    --------    --------
         Net cash provided by financing activities..........     8,448       1,270       2,271
                                                              --------    --------    --------
         Net increase (decrease) in cash and cash
           equivalents......................................     2,267     (19,774)     (3,115)
         Effect of exchange rates on cash and cash
           equivalents......................................        26           3         (27)
Cash and cash equivalents at beginning of year..............     3,273      23,044      26,186
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  5,566    $  3,273    $ 23,044
                                                              ========    ========    ========
Supplemental schedule of cash flow information:
  Interest paid.............................................  $     64    $     87    $     31
                                                              ========    ========    ========
  Taxes paid................................................  $    112    $     --    $     --
                                                              ========    ========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Change in unrealized gain (loss) on marketable
    securities..............................................  $   (150)   $    (12)   $    409
                                                              ========    ========    ========
  Investment in MicroHeart Holdings, Inc....................  $     --    $    400    $     --
                                                              ========    ========    ========
  Deferred compensation.....................................  $    811    $    438    $     --
                                                              ========    ========    ========
  Acquisition of equipment under capital leases.............  $     --    $    138    $     --
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS:

     Eclipse Surgical Technologies, Inc. ("Eclipse" or the "Company") was founded in 1989 to design, develop, manufacture and market surgical lasers and accessories for the treatment of disease. Currently, Eclipse's emphasis is on the development and manufacture of products used for transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PTMR"), which are cardiovascular procedures. Eclipse markets its products for sale primarily in the U.S., Europe and Asia. Eclipse operates in a single segment.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation:

     On March 17, 1999, Eclipse completed the acquisition of CardioGenesis Corporation ("CardioGenesis") pursuant to the Agreement and Plan of Reorganization (the "merger") dated as of October 21, 1998. The merger was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, Eclipse's financial statements have been restated to include the accounts of CardioGenesis for all periods presented. The accompanying consolidated financial statements include the accounts of Eclipse (and CardioGenesis) and its then wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

  Marketable Securities:

     Marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified as noncurrent assets have scheduled maturities of more than one year. Unrealized holding gains or losses on such securities are included in accumulated comprehensive income/(loss) in shareholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

  Inventories:

     Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value.

  Property and Equipment:

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of two to seven years. Assets acquired under capital leases are amortized over the shorter of their estimated useful lives or the term of the related lease (generally three to five years). Amortization of leasehold

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

improvements is based on the straight-line method over the shorter of the estimated useful life or the lease term.

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

  Certain Risks and Concentrations:

     Eclipse sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Eclipse performs ongoing credit evaluations of its customers and generally does not require collateral. Although Eclipse maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At years ending December 31, 1999 and December 31, 1998 no customer individually accounted for 10% or more of accounts receivable. At December 31, 1997, one customer accounted for 36% of accounts receivable. No customer individually accounted for 10% or more of net revenues for the year ended December 31, 1999 or for the year ended December 31, 1998. For the year ended December 31, 1997, two customers accounted for a total of 46% of revenues: 35% and 11% respectively, of total revenues.

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

  Revenue Recognition:

     Eclipse recognizes revenue on product sales upon receipt of a purchase order and subsequent shipment of the product. Where purchase orders allow customers an acceptance period or other contingencies, revenue is deferred and recognized upon acceptance or removal of the contingency.

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

  Advertising:

     Eclipse expenses all advertising as incurred. Eclipse's advertising expenses were $75,000, $18,000, and $334,000 for 1999, 1998 and 1997, respectively.

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

  Foreign Currency Translation

     Eclipse's international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded in accumulated other comprehensive income in shareholders' equity. Transaction gains and losses are included in the results of operations.

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

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue no. 96-18 "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

  Net Loss Per Share:

     Basic earnings per share ("EPS") is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the exercise of stock options and warrants (using the "treasury stock" method).

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

     A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts):

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
Numerator -- Basic and Diluted EPS
  Net Loss.................................  $(28,333)   $(47,767)   $(36,218)
Denominator -- Basic and Diluted EPS
  Weighted average shares outstanding......    28,629      27,000      26,027
                                             ========    ========    ========
Basic and diluted EPS......................  $  (0.99)   $  (1.77)   $  (1.39)
                                             ========    ========    ========

     Options to purchase 4,381,335, 4,533,000, and 4,517,000 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively. The range of exercise prices for these options were $0.03 -- $16.09 for 1999 and $0.03-$18.125 for 1998 and 1997. Warrants to purchase 0, 466,123, and 770,838 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

  Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after July 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

 3. BUSINESS COMBINATION

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

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

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

     During the remaining three quarters, Eclipse recognized additional merger-related costs of $844,000, bringing the total of merger related costs to $7,737,000 for the twelve months ended December 31, 1999. This increase was mainly due to a change associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. Eclipse does not expect any further charges for merger related expense and anticipates the last merger-related payment to occur in July of 2000.

     The following table summarizes the merger-related costs (in thousands).

                        DESCRIPTION                           AMOUNT
                        -----------                           ------
Financial advisory and legal fees...........................  $2,528
Personnel severance.........................................   1,190
Terminated relationships/contracts..........................     910
Other costs including fixed asset and inventory
  write-offs................................................   3,109
                                                              ------
          Total.............................................  $7,737
                                                              ======

     The following table summarizes the Company's merger related reserve balances (in thousands):

Merger Related Cost.........................................  $ 7,737
  Non-cash charges..........................................   (2,060)
  Cash payments.............................................   (5,163)
                                                              -------
Merger reserve balance at December 31, 1999.................  $   514
                                                              =======

     The merger reserve balance is included in accrued liabilities

     The following table summarizes the combined operating results of Eclipse and CardioGenesis as if the merger had occurred at the beginning of the periods presented (in thousands, except per share data):

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Revenue:
  Eclipse previously reported..........................  $ 12,002    $  5,499
  CardioGenesis previously reported....................  $  3,078    $  7,559
  Restated Revenue.....................................  $ 15,080    $ 13,058
Net loss:
  Eclipse previously reported..........................  $(20,354)   $(18,247)
  CardioGenesis previously reported....................  $(27,413)   $(17,971)
  Restated net loss....................................  $(47,767)   $(36,218)
Basic and diluted net loss per share:
  Eclipse previously reported..........................  $  (1.18)   $  (1.11)
  Cardio Genesis previously reported...................  $  (2.80)   $  (1.49)
  Restated basic and diluted net loss per share........  $  (1.77)   $  (1.39)

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

     The earnings per common share are based on the sum of historical average common shares outstanding, as reported by Eclipse, and the historical average common shares outstanding for CardioGenesis (adjusted for the exchange ratio).

     The following table summarizes the first quarter of fiscal 1999 revenues and net income of Eclipse and CardioGenesis (in thousands):

                                                              QUARTER ENDED
                                                              MARCH 31, 1999
                                                              --------------
CardioGenesis:
  Revenues..................................................     $   675
  Net Loss..................................................     $(8,317)
Eclipse:
  Revenues..................................................     $ 3,799
  Net Loss..................................................     $(6,849)

 4. MARKETABLE SECURITIES:

     At December 31, 1999, marketable securities consisted of U.S. government and high grade domestic corporate securities. These marketable securities had a cost basis of approximately $7,649,000 and a fair value of $7,747,000 and mature at various dates through 2001. These securities are classified as available-for-sale and are readily marketable at their fair market value. At December 31, 1998, marketable securities had a cost basis of approximately $24,592,000 and a fair value of $24,668,000.

 5. INVENTORIES:

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Raw materials..............................................  $3,074    $3,972
Work in process............................................     624       905
Finished goods.............................................   3,285     4,198
                                                             ------    ------
                                                             $6,983    $9,075
                                                             ======    ======

 6. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Computers and equipment..................................  $ 2,261    $ 2,482
Manufacturing and demonstration equipment................    2,118      1,832
Leasehold improvements...................................      242        753
Assets in progress.......................................        6         75
                                                           -------    -------
                                                             4,627      5,142
Less accumulated depreciation and amortization...........   (3,407)    (2,789)
                                                           -------    -------
                                                           $ 1,220    $ 2,353
                                                           =======    =======

     Eclipse leases certain equipment under a capital lease which expires in December 2003. Accordingly, capitalized costs of $138,000, net of accumulated amortization of $30,000, are included in computers and equipment at December 31, 1999.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

 7. ACCRUED LIABILITIES:

     Accrued liabilities consists of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      1998
                                                            ------    -------
Accrued research support..................................  $2,918    $ 4,874
Accrued accounts payable and related expenses.............     354      3,154
Accrued merger expenses...................................     514        496
Accrued withholdings on exercised options.................   2,031        591
Accrued salaries and related expenses.....................   1,206      1,177
Accrued commissions.......................................     468        532
Accrued consulting fees and related expenses..............      40        337
Accrued warranty..........................................     225        177
Accrued legal expense.....................................     262         --
Accrued other.............................................   1,539        126
                                                            ------    -------
                                                            $9,557    $11,464
                                                            ======    =======

 8. NOTE PAYABLE:

     In May 1998, Eclipse financed an insurance premium with a $171,000 note payable to a finance company at 7.6% per annum, with an outstanding balance of $111,000 at December 31, 1998. The remaining principal and interest were repaid during 1999.

 9. LONG-TERM LIABILITIES:

     On January 5, 1999, prior to the merger with Eclipse, CardioGenesis entered into a Settlement and License Agreement with PLC Medical Systems, Inc. (PLC) which grants CardioGenesis a non-exclusive worldwide license to certain PLC patents. In return, CardioGenesis agreed to pay PLC a license fee and minimum royalties totaling $2.5 million over an approximately forty-month period. The present value of these payments of $2.3 million has been recorded as a prepaid license fee in other assets, and is being amortized over the life of the underlying patents. The corresponding liability for outstanding payments due to PLC is reflected in the current and long term portions of long-term liabilities and payable as follows (in thousands):

Year Ending December 31,
2000........................................................  $  875
2001........................................................     500
2002........................................................     375
                                                              ------
Total.......................................................   1,750
Less: Amount representing interest..........................    (150)
                                                              ------
Present value of long term liabilities......................   1,600
Less: current portion.......................................    (875)
                                                              ------
Long-term Portion...........................................  $  725
                                                              ======

In addition, the current portion of long-term liabilities includes an amount of $489,000 relating to a purchase of inventory payable in full by June 2000.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

10. COMMITMENTS AND CONTINGENCIES:

     Eclipse has entered into three operating leases for office facilities with terms extending through September 2002. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,
2000........................................................  $  980
2001........................................................     991
2002........................................................     715
                                                              ------
                                                              $2,686
                                                              ======

     Rent expense was approximately $1,089,000, $883,000 and $704,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999 the Company held a capital lease which bears interest at 6.8% and expires in December 2003. Future minimum lease payments under this capital lease are as follows (in thousands):

Year Ending December 31,
2000........................................................  $ 32
2001........................................................    32
2002........................................................    30
2003........................................................    30
                                                              ----
Total minimum lease payments................................   124
Less: Amount representing interest..........................    (8)
                                                              ----
Present value of capital lease obligations..................   116
Less: Current portion.......................................   (26)
                                                              ----
Long-term portion of capital lease obligations..............  $ 90
                                                              ====

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

11. SHAREHOLDERS' EQUITY:

  Warrants:

     At December 31, 1999, there were no warrants outstanding. During the years ended December 31, 1999, 1998 and 1997, 448,799, 304,715, and 133,743 warrants were exercised, respectively, generating proceeds of approximately $833,000, $725,000,and $301,000 respectively.

  Options Granted to Consultants:

     At December 31, 1999, options for consultants to purchase a total of 678,000 shares of common stock at exercise prices ranging from $1.44 to $8.00 per share were outstanding. The exercisability and termination of this plan is the same as Eclipse's Stock Option Plan which is described below. At December 31, 1999, Eclipse had reserved 678,000 shares of common stock for issuance upon exercise of these options. Eclipse recorded deferred stock compensation of $811,000 in 1999 related to these options. These options are included in the Stock Option Plan disclosures below. At December 31, 1999, there was no remaining balance of deferred compensation resulting from the initial public offering.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

  Stock Option Plan:

     Eclipse maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 1999, Eclipse had reserved a total of 5,100,000 shares of common stock for issuance under this plan. Under the plan, options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.

  Directors' Stock Option Plan:

     Eclipse maintains a Directors' Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 1999, Eclipse had reserved 325,000 shares of common stock for issuance under this plan. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

  Employee Stock Purchase Plan:

     Eclipse maintains an Employee Stock Purchase Plan, under which 578,400 shares of common stock have been reserved for issuance. Eclipse adopted the Employee Stock Purchase Plan in April 1996. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee's compensation, subject to certain limitations. At December 31, 1999, 256,005 shares had been issued under this plan.

  Stock-Based Compensation:

     The Company has adopted the disclosure only provisions of SFAS 123. Eclipse, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Director's Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, Eclipse's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
Net loss as reported.......................  $(28,333)   $(47,767)   $(36,218)
Pro forma net loss.........................  $(32,362)   $(51,213)   $(40,429)
Basic and diluted net loss per share as
  reported.................................  $  (0.99)   $  (1.77)   $  (1.39)
Pro forma basic and diluted net loss per
  share....................................  $  (1.13)   $  (1.90)   $  (1.55)

     The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended December 31, 1999, 1998 and 1997 were $7.9 million, $6.5 million, and $9.1 million, and $5.25, $5.46, and $4.82 , respectively. The fair value of each option grant is estimated on the date of grant using the

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                   1999       1998       1997
                                                  -------    -------    -------
Expected life of option.........................  7 years    7 years    8 years
Risk-free interest rate.........................     5.00%      4.86%      5.85%
Expected dividends..............................       --         --         --
Expected volatility.............................      100%        97%        36%

     Option activity under the Stock Option Plan and the Directors Stock Option Plan is as follows (in thousands, except per share amounts):

                                                                OUTSTANDING OPTIONS
                                                            ----------------------------
                                         SHARES AVAILABLE    NUMBER     WEIGHTED AVERAGE
                                            FOR GRANT       OF SHARES   PRICE PER SHARE
                                         ----------------   ---------   ----------------
Balance, January 1, 1997...............        1,714          3,982          $3.34
  Additional shares reserved...........          240             --             --
  Options granted......................       (1,829)         1,829           8.55
  Options canceled.....................          663           (663)          9.71
  Options exercised....................           --           (632)          1.18
                                              ------         ------          -----
Balance, December 31, 1997.............          788          4,516           4.37
  Additional shares reserved...........          320             --             --
  Options granted (Price = Fair
     Value)............................       (1,111)         1,111           7.05
  Options granted (Price > Fair
     Value)............................         (110)           110           8.50
  Options granted (Price < Fair
     Value)............................          (23)            23           5.12
  Options canceled.....................          578           (578)          8.20
  Options exercised....................           --           (650)          1.37
                                              ------         ------          -----
Balance, December 31, 1998.............          442          4,532           4.86
  Additional shares reserved...........        1,225             --             --
  Cancellation of CardioGenesis Stock
     Plan reserves.....................         (159)            --             --
  Options granted (Price = Fair
     Value)............................       (1,472)         1,472           7.75
  Options canceled.....................          206           (206)          8.11
  Options exercised....................           --         (1,522)          5.11
                                              ------         ------          -----
Balance, December 31, 1999.............          242          4,276           5.34
                                              ======         ======          =====

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

     The following table summarizes information about the Company's stock options outstanding and exercisable under the Stock Option Plan and the Director's Stock Option Plan at December 31, 1998:

                                      OPTIONS OUTSTANDING
                      ----------------------------------------------------
                                       WEIGHTED AVERAGE                             OPTIONS EXERCISABLE
                                          REMAINING                          ---------------------------------
                          NUMBER       CONTRACTUAL LIFE   WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
  EXERCISE PRICES      OUTSTANDING        (IN YEARS)       EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
-------------------   --------------   ----------------   ----------------   --------------   ----------------
                      (IN THOUSANDS)                                         (IN THOUSANDS)
$0.03    -   $ 1.44         624              3.85              $0.48               624             $0.48
$1.67    -   $ 1.67         725              5.88               1.67               725              1.67
$2.29    -   $ 3.36          27              8.73               3.08                11              2.91
$4.17    -   $ 6.50         880              9.42               6.00               147              5.66
$6.50    -   $ 6.94         582              8.15               6.73               315              6.73
$7.00    -   $ 8.50         482              7.90               7.86               302              7.85
$8.63    -   $16.00         956              8.12               9.52               385              9.60
                          -----              ----              -----             -----             -----
                          4,276              7.33              $5.34             2,509             $4.11
                          =====              ====              =====             =====             =====

12. EMPLOYEE RETIREMENT PLAN:

     Eclipse maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors, however, no such contributions were made in 1999, 1998 or 1997.

13. SEGMENT DISCLOSURES

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also by requiring interim reporting of segment information. The annual reporting requirements of SFAS 131 were adopted by Eclipse in 1998. The Company currently operates under one segment.

     Export sales accounted for approximately 14%, 24%, and 48% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, one customer accounted for a total of 23% of export sales. For the year ended December 31, 1998, three customers accounted for a total of 61% of export sales: 30%, 16% and 15% of the respective total. For the year ended December 31, 1997, two customers accounted for 94% of export sales: 72% and 22% of the respective total.

14. INTEREST AND OTHER INCOME:

     Interest and other income consists of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                     1999     1998      1997
                                                     ----    ------    ------
Interest income....................................  $796    $3,004    $4,805
Gain on investment in MicroHeart Holdings, Inc.....    --       400        --
Gain on sale of marketable securities..............     5        50       496
                                                     ----    ------    ------
                                                     $801    $3,454    $5,301
                                                     ====    ======    ======

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

15. INCOME TAXES:

     Significant components of Eclipse's deferred tax assets are as follows (in thousands):

                                                             DECEMBER 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Net operating losses...................................  $ 43,914    $ 37,331
Research and development and other credits.............     4,284       3,788
Capitalized research and development...................     1,858       2,807
Reserves...............................................     2,705       1,069
Accrued liabilities....................................     2,116       1,167
Other..................................................     1,420         571
                                                         --------    --------
Net deferred tax asset.................................    56,297      46,733
Less valuation allowance...............................   (56,297)    (46,733)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     The net valuation allowance increased by $9,564,000 during the year ended December 31, 1999.

     The Company has established a valuation allowance to the extent of its deferred tax asset since it is more likely than not that a benefit cannot be realized in the future due to the Company's recurring operating losses.

     The noncurrent portion of the deferred tax assets, which totaled $50,550,000 and $44,066,000 at December 31, 1999 and December 31,1998,
respectively, is included above.

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $120,538,000 and $50,237,000, respectively, to offset future taxable income. In addition, Eclipse had federal and state credit carryforwards of approximately $2,355,000 and $1,930,000 available to offset future tax liabilities. The Company's net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2000 through 2019, if not utilized.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering and the merger with CardioGenesis resulted in changes in ownership which could restrict the utilization of the carryforwards.

16. RELATED PARTY TRANSACTIONS:

     The Company paid $4,000, $445,000 and $161,000 for consulting fees and product to certain stockholders during the years ended December 31, 1999, 1998 and 1997, respectively.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT                                      BALANCE
                                               BEGINNING                                       AT END
                                               OF PERIOD     ADDITIONS(1)    DEDUCTIONS(2)    OF PERIOD
                                               ----------    ------------    -------------    ---------
Year ended December 31, 1997
  Allowance for doubtful accounts............    $1,632         $  477          $  382         $1,727
Year ended December 31, 1998
  Allowance for doubtful accounts............    $1,727         $1,017          $   75         $2,669
Year ended December 31, 1999
  Allowance for doubtful accounts............    $2,669         $1,377          $2,170         $1,876

---------------
(1) Charged to costs and expenses.

(2) Accounts written off against the reserve.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 2.1(2)   Agreement and Plan of Reorganization among the Company,
          CardioGenesis Corporation and RW Acquisition Corporation
          dated October 21, 1998.
 3.1(2)   Certificate of Amendment and Restated Articles of
          Incorporation of Registrant.
 3.2(2)   Amended and Restated Bylaws of Registrant.
10.1      Form of Director and Officer Indemnification Agreement.
10.2(2)   Stock Option Plan.
10.3(2)   Director Stock Option Plan.
10.4(2)   1996 Employee Stock Purchase Plan.
10.5(2)   Facilities Lease for 1049 Kiel Court, Sunnyvale, California.
10.6(2)   Facilities Lease for 1139 Karlstad Drive, Sunnyvale,
          California.
10.7(2)   401(k) Plan.
10.8(3)   CardioGenesis 1993 Equity Incentive Plan.
10.9(3)   CardioGenesis 1996 Directors Stock Option Plan.
10.10(3)  CardioGenesis 1996 Employee Stock Purchase Plan.
10.11(4)  CardioGenesis 1996 Equity Incentive Plan.
21.1      List of Subsidiaries.
23.1      Consent of PricewaterhouseCoopers LLP.
24.1      Power of Attorney (see page 35).
27.1      Financial Data Schedule.

---------------
(1) Incorporated herein by reference to Appendix 1 to the Company's Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).

(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.

(3) Incorporated herein by reference from CardioGenesis Corporation's Form SB-2, (File No. 333-3752-LA), declared effective on May 21, 1996.

(4) Incorporated herein by reference from CardioGenesis Corporation's Form S-8, (File No. 333-35095, dated September 8, 1997).