Form 10-Q
period 2000-03-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2000-05-11
CIK 863680

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                         Commission file number 0-28288
                                                -------

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


                                30,034,540 shares
                              As of April 30, 2000

================================================================================

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS



                                     PART 1
                              FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----
Item 1.      Financial Statements (unaudited):

             a.       Consolidated Balance Sheets
                       as of  March 31, 2000 and December 31, 1999............................  1

             b.       Consolidated Statements of Operations & Comprehensive Loss
                       for the three months ended March 31, 2000 and 1999.....................  2

             c.       Consolidated Statements of Cash Flows
                       for the three months ended March 31, 2000 and 1999.....................  3

             d.       Notes to Consolidated Financial Statements..............................  4

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................................  6

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................  20

                                              PART II
                                         OTHER INFORMATION

Item 1.      Legal Proceedings................................................................  21

Item 5.      Other Information................................................................  21

Item 6.      Exhibits and Reports on Form 8-K.................................................  21

             Signatures.......................................................................  22

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            MARCH 31, 2000        DECEMBER 31,
                                                                             (UNAUDITED)              1999
                                                                            --------------       --------------
                                                 ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $        5,640       $        5,566
  Marketable securities ..............................................               2,280                3,227
  Accounts receivable, net of allowance for doubtful
         accounts of $954  and $1,079 at March 31, 2000 and
         December 31, 1999, respectively .............................               6,240                8,119
  Inventories ........................................................               7,092                6,983
  Prepaids and other current assets ..................................                 452                  767
                                                                            --------------       --------------
    Total current assets .............................................              21,704               24,662
Property and equipment, net ..........................................               1,090                1,220
Long-term marketable securities ......................................               2,022                4,520
Accounts receivable over one year, net of allowance for
     doubtful accounts of $281 and $797 at March 31, 2000
     and December 31, 1999, respectively .............................                 822                1,125
Other assets .........................................................               2,444                2,492
                                                                            --------------       --------------
    Total assets .....................................................      $       28,082       $       34,019
                                                                            ==============       ==============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................      $        1,478       $        1,819
  Accrued liabilities ................................................               7,258                9,557
  Customer deposits ..................................................                 214                  145
  Deferred revenue ...................................................               1,943                1,720
  Current portion of capital lease obligation ........................                  26                   26
  Current portion of long-term liabilities ...........................               1,121                1,364
                                                                            --------------       --------------
        Total current liabilities ....................................              12,040               14,631
Capital lease obligation, less current portion .......................                  84                   90
Long-term liabilities, less current portion ..........................                 546                  725
                                                                            --------------       --------------
    Total liabilities ................................................              12,670               15,446
                                                                            --------------       --------------
Shareholders' equity:
Preferred stock:
   no par value; 6,600 shares authorized; none issued and
   outstanding .......................................................                  --                   --
Common stock:
   no par value; 82,000 shares authorized; 30,010 and 29,437
   shares issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively ...................................             159,616              158,338
Deferred Compensation ................................................                (463)                (466)
Accumulated other comprehensive loss .................................                 (78)                 (75)
Accumulated deficit ..................................................            (143,663)            (139,224)
                                                                            --------------       --------------
  Total shareholders' equity .........................................              15,412               18,573
                                                                            --------------       --------------
  Total liabilities and shareholders' equity .........................      $       28,082       $       34,019
                                                                            ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                    2000             1999
                                                                                 ----------       ----------

Net revenues ..............................................................      $    5,677       $    4,474
Cost of revenues ..........................................................           2,332            1,905
                                                                                 ----------       ----------
    Gross profit ..........................................................           3,345            2,569
                                                                                 ----------       ----------

Operating expenses:
  Research and development ................................................           1,786            3,970
  Sales and marketing .....................................................           4,549            4,123
  General and administrative ..............................................           1,556            3,057
  Merger related costs ....................................................              --            6,893
                                                                                 ----------       ----------
    Total operating expenses ..............................................           7,891           18,043
                                                                                 ----------       ----------
        Operating loss ....................................................          (4,546)         (15,474)
Interest expense ..........................................................             (10)              (2)
Interest and other income .................................................             117              310
                                                                                 ----------       ----------
    Net loss ..............................................................          (4,439)         (15,166)

Other comprehensive loss, net of tax:
     Unrealized losses on securities:
           Unrealized holding losses arising during period ................              --              (67)
           Less: reclassification adjustment for gains included in net
           income .........................................................              (3)              (5)
                                                                                 ----------       ----------
                  Other comprehensive loss ................................              (3)             (72)
                                                                                 ----------       ----------
                            Comprehensive loss ............................      $   (4,442)      $  (15,238)
                                                                                 ==========       ==========

Net loss per share:
              Basic and diluted ...........................................      $    (0.15)      $    (0.55)
                                                                                 ==========       ==========
              Weighted average shares outstanding .........................          29,664           27,576
                                                                                 ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            2000           1999
                                                                                          --------       --------
Cash from operating activities:
     Net loss ......................................................................      $ (4,439)      $(15,166)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization .............................................           246            393
         Provision for doubtful accounts ...........................................            10          1,063
         Inventory reserves ........................................................           456            866
         Amortization of deferred compensation for options to consultants ..........           248             --
         Amortization of license fees ..............................................            48             --
         Loss on disposal of property and equipment ................................            --            317
     Changes in operating assets and liabilities:
         Accounts receivable  - short term .........................................         1,856          1,091
         Inventories ...............................................................          (565)        (1,961)
         Prepaids and other current assets .........................................           315            903
         Other assets ..............................................................            --         (2,238)
         Accounts receivable long - term ...........................................           316             --
         Accounts payable ..........................................................          (341)         1,181
         Accrued liabilities .......................................................        (2,299)         1,855
         Current portion of long-term liabilities...................................          (243)            --
         Long-term liabilities .....................................................          (179)            --
         Customer deposits .........................................................            69            (94)
         Deferred revenue ..........................................................           223           (962)
                                                                                          --------       --------
            Net cash used in operating activities ..................................        (4,279)       (12,752)
                                                                                          --------       --------

Cash flows from investing activities:
     Purchase of marketable securities .............................................          (775)       (12,324)
     Maturities of marketable securities ...........................................         4,218         22,458
     Acquisition of property and equipment .........................................          (116)           (94)
                                                                                          --------       --------
            Net cash provided by investing activities ..............................         3,327         10,040
                                                                                          --------       --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock from exercise of
         options and warrants ......................................................         1,033          3,029
     Proceeds from long-term debt ..................................................            --          3,265
     Repayment of note payable .....................................................            --            (26)
     Repayments of capital lease obligations .......................................            (6)            --
                                                                                          --------       --------
         Net cash provided by financing activities .................................         1,027          6,268
                                                                                          --------       --------

         Net increase in cash and cash equivalents .................................            75          3,556
         Effect of exchange rates on cash and cash equivalents .....................            (1)            --
Cash and cash equivalents at beginning of period ...................................         5,566          3,273
                                                                                          --------       --------
Cash and cash equivalents at end of period .........................................      $  5,640       $  6,829
                                                                                          ========       ========

Supplemental schedule of cash flow information:
     Interest paid .................................................................      $      9       $     --
                                                                                          ========       ========
     Taxes paid ....................................................................      $     11       $     --
                                                                                          ========       ========
Supplemental schedule of noncash investing and financing activities:
     Change in unrealized loss on marketable securities ............................      $     (3)      $    (72)
                                                                                          ========       ========
     Deferred compensation .........................................................      $    245       $    228
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


The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

        The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with Eclipse's audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

Net Loss Per Share:

        Basic earnings per share is the weighted-average number of common shares outstanding during the period, and diluted earnings per share is the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three months ended March 31, 2000 and 1999 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

        Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.

        A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2000           1999
                                                   --------       --------
Numerator - Basic and Diluted EPS
   Net Loss ..........................             $ (4,439)      $(15,166)
                                                   --------       --------
Denominator - Basic and Diluted EPS
   Weighted average shares outstanding               29,664         27,576
                                                   --------       --------
Basic and diluted EPS ................             $  (0.15)      $  (0.55)
                                                   ========       ========


        Options to purchase 3,535,925 and 4,028,112 shares of common stock were outstanding at March 31, 2000 and 1999 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies -- (Continued):

Recent Pronouncements:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first quarter ending June 30, 2000. The Company will adopt SFAS 133 in its quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments and accordingly does not believe implementation of SFAS 133 will have a material effect on its financial statements.

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

2. Inventories:

        Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                     MARCH 31,       DECEMBER 31,
                                                       2000              1999
                                                   ------------      ------------
                                                   (UNAUDITED)

Raw materials ...............................      $      3,826      $      3,074
Work in process .............................               983               624
Finished goods ..............................             2,283             3,285
                                                   ------------      ------------
                                                   $      7,092      $      6,983
                                                   ============      ============

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

        On March 17, 1999, we announced the completion of our business combination with CardioGenesis Corporation. Under the terms of the combination, each share of CardioGenesis common stock has been converted into 0.8 of a share of our common stock, and we have assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of ours and its shares are no longer publicly traded. As a result of the transaction, we increased our outstanding shares by approximately 9.9 million. As of March 17, 1999 these shares represented approximately 36% of our post-combination outstanding shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. There were no inter-company transactions between the companies prior to the date of the business combination. The fiscal year remained the same and thus, there were no changes in retained earnings due to the business combination. Further, there were no required adjustments needed to conform to the accounting policies between the two companies.

        On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications and are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark ("CE Mark") allowing the commercial sale of our TMR laser systems and our PTMR catheter systems to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

        As of March 31, 2000, we had an accumulated deficit of $143,663,000. We expect to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance, if any, of our products, the progress of our clinical trials, and the status and timing of regulatory approvals.

RESULTS OF OPERATIONS

Net Revenues

        Net revenues of $5,677,000 for the quarter ended March 31, 2000 increased $1,203,000 or 27% when compared to net revenues of $4,474,000 for the quarter ended March 31, 1999. The increase in revenues was due to higher sales of laser systems and disposable products resulting from the receipt of FDA approval on our TMR products. Export sales accounted for approximately 16% and 25% of total sales for the quarter ended March 31, 2000 and 1999, respectively. This percentage decrease in export sales relative to total sales is mainly due to higher domestic sales resulting from the receipt of FDA approval on our TMR products. We define export sales as sales to customers located outside of the United States. (See "--Factors Affecting Future Results.")

Gross Profit

        Gross profit increased to $3,345,000 or 59% of net revenues for the quarter ended March 31, 2000 as compared to $2,569,000 or 57% of net revenues for the quarter ended March 31, 1999. The increase in absolute terms and as a percentage of sales resulted from greater sales volume and lower unit costs due to lower fixed manufacturing expenses and higher production volumes.

Research and Development

        Research and development expenditures of $1,786,000 decreased $2,184,000 or 55% for the quarter ended March 31, 2000 when compared to $3,970,000 for the quarter ended March 31, 1999. The decrease in these expenses reflects the decrease in activity associated with clinical trials, lower employee expenses and cost savings resulting from the merger.

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


Sales and Marketing

        Sales and marketing expenditures of $4,549,000 increased $426,000 or 10% for the quarter ended March 31, 2000 when compared to $4,123,000 for the quarter ended March 31, 1999. This increase is mainly due to higher staffing levels. We expect spending on sales and marketing will increase as we continue to focus resources on the development of the TMR and PTMR market.

General and Administrative

        General and administrative expenses decreased by $1,501,000 or 49% to $1,556,000 in the quarter ended March 31, 2000 from $3,057,000 in 1999. The decrease is due to cost savings resulting from the merger.

Merger Related Costs

        There were no merger related costs incurred during the three-month period ended March 31, 2000, compared to $6,893,000 of merger related costs recognized for the first quarter of 1999. The first quarter 1999 charges resulted from our merger with CardioGenesis Corporation. We do not expect any further merger related charges, and anticipate that the last merger-related payment will occur in July of 2000.

Interest and Other Income

        Interest and other income of $117,000 decreased $193,000 or 62% for the quarter ended March 31, 2000 when compared to $310,000 for the quarter ended March 31, 1999. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

        Interest expense of $10,000 increased $8,000 or 400% for the quarter ended March 31, 2000 when compared to $2,000 for the quarter ended March 31, 1999. This increase reflects a higher level of debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short and long-term marketable securities were $9,942,000 at March 31, 2000 compared to $13,313,00 at December 31, 1999, a decrease of 25%. Marketable securities are classified as "available-for-sale" and are readily marketable at their fair market value. We used $4,279,000 of cash for operating activities, including funding our operating loss and decreases in accrued liabilities during the three month period ended March 31, 2000. Investing activities, consisting primarily of purchases and sale of marketable securities and additions to property and equipment, provided cash of $3,327,000 during the three month period ended March 31, 2000. Financing activities provided cash of $1,027,000 primarily from the issuance of stock pursuant to exercise of stock options during the three month period ended March 31, 2000.

        Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities and, to a lesser extent, loans from shareholders. In addition, our operations have been funded in part through sales of our products. At March 31, 2000, we had an accumulated deficit of $143,663,000.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company will adopt SFAS 133 in its quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments and accordingly does not believe implementation of SFAS 133 will have a material effect on its financial statements.

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

FACTORS AFFECTING FUTURE RESULTS

        In addition to the other information included in this Form 10-Q, the following risk factors should be considered carefully in evaluating us and our business.

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

        Positive endorsements by physicians are essential for clinical adoption of our TMR and PTMR laser systems. Even if the clinical efficacy of TMR and PTMR laser systems is established, physicians may elect not to recommend TMR and PTMR laser systems for any number of reasons. The reasons why TMR or PTMR laser systems may effectively treat coronary artery disease are not well understood. Although we intend to use research, development and clinical efforts to understand better the physiological effects of TMR and PTMR treatment, we may not achieve such understanding on a timely basis, or at all. TMR and PTMR laser systems may not be clinically adopted unless we:

     -  understand thoroughly the physiological effects of the products; and
     -  disseminate such understanding within the medical community.

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

        We believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have, in the past, fallen and it is likely that our operating results for a future quarter will fall below the expectations of public market analysts and investors. When this occurred in the past the price of our common stock fell substantially and if this occurs again, the price of our common stock may fall, perhaps substantially.

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

     We face intense competition and competitive products could render our products OBSOLETE. The market for

 TMR and PTMR laser systems is intensely competitive and is constantly becoming more competitive. If our current or future competitors are more effective in developing new products and procedures and marketing existing and future products, our business will suffer.

        The market for TMR and PTMR laser systems is characterized by rapid technical innovation. Accordingly, our competitors may succeed in developing TMR and PTMR products or procedures that:

     -  are more effective than our products;
     -  are more effectively marketed than our products; or
     -  may render our products or technology obsolete.

        We currently compete with:

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

        The Settlement and License Agreement applies only to those products or that technology covered by the PLC patents, and the agreement does not provide PLC any rights to any CardioGenesis intellectual property. The Eclipse TMR 2000 laser system does not use the technology associated with the PLC patents.

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

        Since patent applications in the United States are currently maintained in secrecy until patents issue, we cannot be certain that:

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

        Competitors may:

     - independently develop proprietary information substantially equivalent to our proprietary information and techniques; or
     -  otherwise gain access to our proprietary technology.

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

     We will be able to obtain FDA approval only for those products that are proven safe and effective in clinical sites. The FDA has not approved our PTMR laser systems for any indication in the United States. We submitted a PMA supplement for our Axcis PTMR system to the FDA in December, 1999 . The PTMR study compares PTMR to conventional medical therapy in patients with no option for other treatment. The FDA may not accept the study as safe and effective, and PTMR may not be approved for commercial use in the United States. Responding to FDA requests for additional information could:

     -  require substantial financial and management resources; and
     -  take several years.

        We cannot determine if our PTMR laser systems will prove to be safe or effective. Our business would be materially and adversely harmed if our PTMR laser systems do not prove to be safe and effective in clinical trials.

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

        We received the CE Mark for our TMR laser system in December 1996 and for our PTMR laser system in July 1998. In addition, the Vertex TMR Probe and the Axcis PTMR Catheter system, acquired in the merger with CardioGenesis, received CE mark approval in July 1996 and January 1998, respectively. In the European Economic Area, we will be:

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

     We sell our products internationally which subjects us to certain significant risks of transacting business in foreign countries. Our international revenue is subject to the following risks:

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

        The price of our common stock may fluctuate significantly, which may result in losses for investors. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended May 4, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $18.69 to a low of $2.88. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have an investment portfolio of fixed income securities that are classified as "available-for-sale securities". The investment portfolio is comprised of highly liquid instruments. These securities are subject to interest rate risk and will fall in value if market interest rates increase. We do not use derivative financial instruments in our investment portfolio. The table below presents principal amounts as of March 31, 2000 (in thousands) and related weighted average interest rates as of March 31, 2000 for our investment portfolio and cash and cash equivalents.

Assets


        Cash and cash equivalents.................... $5,640
        Average interest rate............................4.0%

        Available-for-sale securities................ $4,302
        Average interest rate............................5.8%

                             ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                  PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no pending legal proceedings against us other than ordinary litigation incidental to our business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on our business or financial condition.

ITEM 5. OTHER INFORMATION

        Effective March 15, 2000, Iain Watson resigned as a member of our Board of Directors due to personal reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibit 27

         b)    Reports on Form 8-K
               No reports on Form 8-K were filed by Eclipse during the three-month period ended March 31, 2000.

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


                                            ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                            Registrant




Date:   May 10, 2000                        /s/  Alan L. Kaganov, Sc.D
                                            ------------------------------------
                                            Alan L. Kaganov, Sc.D
                                            Chief Executive Officer



Date:   May 10, 2000                        /s/  Richard P. Powers
                                            ------------------------------------
                                            Richard P. Powers
                                            Executive Vice President and
                                            Chief Financial Officer (Principal
                                            Accounting and Financial Officer)

                                 EXHIBIT INDEX



Exhibit No.    Description
----------     -----------
   27.1        Financial Data Schedule