Form 10-Q
period 2000-06-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2000-08-10
CIK 863680

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


                               30,131,708 shares
                              As of July 31, 2000




--------------------------------------------------------------------------------

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited):

             a.  Consolidated Balance Sheets
                 as of June 30, 2000 and December 31, 1999................................ 1


             b.  Consolidated Statements of Operations & Comprehensive Loss
                 for the three months and six months ended June 30, 2000 and 1999......... 2


             c.  Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2000 and 1999.......................... 3


             d.  Notes to  Consolidated Financial Statements............................... 4


Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................... 6


Item 3.      Quantitative and Qualitative Disclosures About Market Risk................... 21


                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings............................................................ 22

Item 4.      Submission of Matters to a Vote of Security Holders.......................... 22


Item 5.      Other Information............................................................ 22


Item 6.      Exhibits and Reports on Form 8-K............................................. 22

             Signatures...........,....................................................... 23

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                  JUNE 30, 2000   DECEMBER 31,
                                                                   (UNAUDITED)       1999
                                                                  -------------   ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ................................      $   2,926       $   5,566
  Marketable securities ....................................          4,321           3,227
  Accounts receivable, net of allowance for doubtful
         accounts of $584  and $1,079 at June 30, 2000 and
         December 31, 1999, respectively ...................          5,426           8,119
  Inventories ..............................................          7,038           6,983
  Prepaids and other current assets ........................            904             767
                                                                  ---------       ---------
    Total current assets ...................................         20,615          24,662
Property and equipment, net ................................            950           1,220
Long-term marketable securities ............................              -           4,520
Accounts receivable over one year, net of allowance for
     doubtful accounts of $350 and $797 at June 30, 2000
     and December 31, 1999, respectively ...................            609           1,125
Other assets ...............................................          2,396           2,492
                                                                  ---------       ---------
    Total assets ...........................................      $  24,570       $  34,019
                                                                  =========       =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................      $   1,302       $   1,819
  Accrued liabilities ......................................          6,892           9,557
  Customer deposits ........................................            210             145
  Deferred revenue .........................................          1,648           1,720
  Note payable .............................................            407               -
  Current portion of capital lease obligation ..............             26              26
  Current portion of long-term liabilities .................            875           1,364
                                                                  ---------       ---------
        Total current liabilities ..........................         11,360          14,631
Capital lease obligation, less current portion .............             77              90
Long-term liabilities, less current portion ................            564             725
                                                                  ---------       ---------
    Total liabilities ......................................         12,001          15,446
                                                                  ---------       ---------

Shareholders' equity:
Preferred stock:
   no par value; 5,000 shares authorized; none issued and
   outstanding .............................................              -               -
Common stock:
   no par value; 50,000 shares authorized; 30,109 and 29,437
   shares issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively .........................        159,733         158,338
Deferred Compensation ......................................           (166)           (466)
Accumulated other comprehensive loss .......................            (73)            (75)
Accumulated deficit ........................................       (146,925)       (139,224)
                                                                  ---------       ---------
  Total shareholders' equity ...............................         12,569          18,573
                                                                  ---------       ---------
  Total liabilities and shareholders' equity ...............      $  24,570       $  34,019
                                                                  =========       =========




              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------   -------------------------
                                                                                2000           1999          2000            1999
                                                                              --------       --------       --------       --------
Net revenues ...........................................................      $  6,608       $  7,190       $ 12,285       $ 11,664
Cost of revenues .......................................................         2,698          2,870          5,029          4,775
                                                                              --------       --------       --------       --------
    Gross profit .......................................................         3,910          4,320          7,256          6,889
                                                                              --------       --------       --------       --------
Operating expenses:
  Research and development .............................................         1,308          3,007          3,095          6,977
  Sales and marketing ..................................................         4,345          3,916          8,894          8,039
  General and administrative ...........................................         1,655          1,652          3,211          4,709
  Merger related costs .................................................             -             84              -          6,977
                                                                              --------       --------       --------       --------
    Total operating expenses ...........................................         7,308          8,659         15,200         26,702
                                                                              --------       --------       --------       --------
        Operating loss .................................................        (3,398)        (4,339)        (7,944)       (19,813)
Interest expense .......................................................            (8)           (17)           (17)           (20)
Interest and other income ..............................................           144            155            260            466
                                                                              --------       --------       --------       --------
    Net loss ...........................................................        (3,262)        (4,201)        (7,701)       (19,367)

Other comprehensive loss, net of tax:
     Unrealized losses on securities:
           Unrealized holding losses arising during period .............            (9)            26             (8)            39
           Less: reclassification adjustment for gains included
           in net income ...............................................             -             (4)            (2)            (9)
                                                                              --------       --------       --------       --------
                  Other comprehensive loss .............................            (9)            22            (10)            30
                                                                              --------       --------       --------       --------
                            Comprehensive loss .........................      $ (3,271)      $ (4,179)      $ (7,711)      $(19,337)
                                                                              ========       ========       ========       ========
Net loss per share:
              Basic and diluted ........................................      $  (0.11)      $  (0.15)      $  (0.26)      $  (0.70)
                                                                              ========       ========       ========       ========
              Weighted average shares outstanding ......................        30,064         28,086         29,866         27,778
                                                                              ========       ========       ========       ========







              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                            -----------------------
                                                                                              2000           1999
                                                                                            --------       --------

Cash from operating activities:
     Net loss ........................................................................      $ (7,701)      $(19,367)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization ...............................................           465          1,400
         Provision for doubtful accounts .............................................           345            794
         Inventory reserves ..........................................................           905          1,770
         Amortization of deferred compensation for options to consultants ............           418            229
         Amortization of stock compensation ..........................................             -            283
         Amortization of license fees ................................................            96              -
         Loss on disposal of property and equipment ..................................             -            317
     Changes in operating assets and liabilities:
         Accounts receivable - short term ............................................         2,031         (1,355)
         Inventories .................................................................          (960)        (1,304)
         Prepaids and other current assets ...........................................          (137)         1,068
         Other assets ................................................................             -           (949)
         Accounts receivable long - term..............................................           834              -
         Accounts payable ............................................................          (517)          (212)
         Accrued liabilities..........................................................        (2,665)           218
         Current portion of long-term liabilities ....................................          (489)         1,500
         Long-term liabilities .......................................................          (161)           214
         Customer deposits ...........................................................            65            (85)
         Deferred revenue ............................................................           (72)        (1,254)
                                                                                            --------       --------
             Net cash used in operating activities ...................................        (7,544)       (16,733)
                                                                                            --------       --------

Cash flows from investing activities:
     Purchase of marketable securities ...............................................        (4,614)       (17,862)
     Maturities of marketable securities .............................................         8,047         36,254
     Acquisition of property and equipment ...........................................          (195)          (896)
                                                                                            --------       --------
             Net cash provided by investing activities ...............................         3,238         17,496
                                                                                            --------       --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock from exercise of
         options and warrants ........................................................         1,277          4,197
     Proceeds on short term borrowings ...............................................           407            257
     Repayments of capital lease obligations .........................................           (13)           (11)
                                                                                            --------       --------
         Net cash provided by financing activities ...................................         1,671          4,443
                                                                                            --------       --------

         Net increase in cash and cash equivalents ...................................        (2,635)         5,206
         Effect of exchange rates on cash and cash equivalents .......................            (5)           (22)
Cash and cash equivalents at beginning of period .....................................         5,566          3,273
                                                                                            --------       --------
Cash and cash equivalents at end of period ...........................................      $  2,926       $  8,457
                                                                                            ========       ========

Supplemental schedule of cash flow information:
     Interest paid ...................................................................      $     17       $     24
                                                                                            ========       ========
     Taxes paid ......................................................................      $     32       $     74
                                                                                            ========       ========

Supplemental schedule of noncash investing and financing activities:
     Change in unrealized loss on marketable securities ..............................      $    (10)      $   (101)
                                                                                            ========       ========
     Deferred compensation ...........................................................      $    118       $    491
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

Net Loss Per Share:

         Basic earnings per share is the weighted-average number of common shares outstanding during the period, and diluted earnings per share is the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three and six months ended June 30, 2000 and 1999 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans.

         Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.

         A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts)



                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                         --------                        --------
                                                      2000            1999          2000           1999
                                                    --------       --------       --------       --------

        Numerator - Basic and Diluted EPS
          Net Loss ...........................      $ (3,262)      $ (4,201)      $ (7,701)      $(19,367)

        Denominator - Basic and Diluted EPS
           Weighted average shares outstanding        30,064         28,086         29,866         27,778

        Basic and diluted EPS ................      $  (0.11)      $  (0.15)      $  (0.26)      $  (0.70)


         Options to purchase 3,469,303 and 4,525,232 shares of common stock were outstanding at June 30, 2000 and 1999 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies -- (Continued):

Recent Pronouncements:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company is assessing the effect of FAS 133 on the financial position and results of operations of the Company.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment; Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"), FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

  2. Inventories:

        Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):



                                              JUNE 30,      DECEMBER 31,
                                                2000           1999
                                             ----------     ------------
                                             (UNAUDITED)
Raw materials............................     $2,822          $3,074
Work in process..........................        763             624
Finished goods...........................      3,453           3,285
                                              ------          ------
                                              $7,038          $6,983
                                              ======          ======

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

        On March 17, 1999, we announced the completion of our business combination with CardioGenesis Corporation. Under the terms of the combination, each share of CardioGenesis common stock was converted into 0.8 of a share of our common stock, and we have assumed all outstanding CardioGenesis stock options. CardioGenesis has become a wholly-owned subsidiary of ours and its shares are no longer publicly traded. As a result of the transaction, we increased our outstanding shares by approximately 9.9 million. As of March 17, 1999 these shares represented approximately 36% of our post-combination outstanding shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. There were no inter-company transactions between the companies prior to the date of the business combination. The fiscal year remained the same and thus, there were no changes in retained earnings due to the business combination. Further, there were no required adjustments needed to conform to the accounting policies between the two companies.

        As of June 30, 2000, we had an accumulated deficit of $146,926,000. We expect to continue to incur operating losses related to the expansion of sales and marketing resources, research and development activities, including clinical studies, and the continued development of corporate infrastructure. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance, if any, of our products, the progress of our clinical trials, and the status and timing of regulatory approvals.

RESULTS OF OPERATIONS

Net Revenues

        Net revenues of $6,608,000 for the quarter ended June 30, 2000 decreased $582,000 or 8% when compared to net revenues of $7,190,000 for the quarter ended June 30, 1999. The decrease in revenues is due to lower sales of laser systems partially offset by increases in sales of disposable products. Net revenues increased 5% to $12,285,000 for the six months ended June 30, 2000 from $11,664,000 for the six months ended June 30, 1999. The increase in revenues was due to higher sales of laser systems and disposable products resulting from the receipt of FDA approval on our TMR products. Export sales accounted for approximately 8% of total sales for the three months ended June 30, 2000 and 6% for the three months ended June 30, 1999. This percentage increase in export sales for the three months ended June 30, 2000 relative to total sales is mainly due to higher international sales resulting from the development of the European market. Export sales accounted for approximately 12% of total sales for the six months ended June 30, 2000 and 14% for the six months ended June 30, 1999. This percentage decrease in export sales for the six months ended June 30, 2000 relative to total sales is mainly due to higher domestic sales resulting from the receipt of FDA approval on our TMR products. We define export sales as sales to customers located outside of the United States. (See "--Factors Affecting Future Results.")

Gross Profit

        Gross profit decreased to $3,910,000 or 59% of net revenues for the three months ended June 30, 2000, compared to $4,320,000 or 60% of net revenues for the three months ended June 30, 1999. Gross profit increased to $7,256,000 or 59% of net revenues for the six months ended June 30, 2000, compared to $6,889,000 or 59% of net revenues for the six months ended June 30, 1999. The increase in the six months ended June 30, 2000 in actual dollars resulted from greater sales volume and lower unit costs due to lower fixed manufacturing expenses and higher production volumes.

Research and Development

        Research and development expenditures decreased to $1,308,000 or 20% of net revenues for the three months ended June 30, 2000, compared to $3,007,000 or 42% of net revenues for the three months ended June 30, 1999. Research and development expenditures decreased to $3,095,000 or 25% of net revenues for the six months ended June 30, 2000, compared to $6,977,000 or 60% of net revenues for the six months ended June 30, 1999. The decrease in these expenses reflects the decrease in activity associated with clinical trials, lower employee expenses and cost savings resulting from the merger.

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


Sales and Marketing

        Sales and marketing expenses increased to $4,345,000 or 66% of net revenues for the three months ended June 30, 2000, from $3,916,000 or 54% of net revenues for the three months ended June 30, 1999. Sales and marketing expenses increased to $8,894,000 or 72% of net revenues for the six months ended June 30, 2000, from $8,039,000 or 69% of net revenues for the six months ended June 30, 1999. The increases are mainly due to higher staffing levels. We expect spending on sales and marketing will continue to increase over prior year levels as we continue to focus resources on the development of the TMR and PTMR market.

General and Administrative

        General and administrative expenses were $1,655,000 or 25% of net revenues for the three months ended June 30, 2000, compared to $1,652,000 or 23% of net revenues for the three months ended June 30, 1999. General and administrative expenses decreased to $3,211,000 or 26% of net revenues for the six months ended June 30, 2000, compared to $4,709,000 or 40% of net revenues for the six months ended June 30, 1999. The decrease in the six months ended June 30, 2000 is due to cost savings resulting from the merger.

Merger Related Costs

        There were no merger related costs incurred during the three-month and six-month periods ending June 30, 2000, compared to $84,000 and $6,977,000 of merger related costs recognized for the three-month and six-month periods ending June 30, 1999, respectively. The 1999 charges resulted from our merger with CardioGenesis Corporation. We do not expect any further merger related charges, and believe that the last merger-related payment occurred in July of 2000.

Interest and Other Income

        Interest income decreased 7% to $144,000 for the three months ended June 30, 2000, compared to $155,000 for the three months ended June 30, 1999. Interest income decreased 44% to $260,000 for the six months ended June 30, 2000, compared to $466,000 for the six months ended June 30, 1999. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

        Interest expense decreased 53% to $8,000 for the three months ended June 30, 2000, compared to $17,000 for the three months ended June 30, 1999. Interest expense decreased 15% to $17,000 for the six months ended June 30, 2000, compared to $20,000 for the six months ended June 30, 1999. This decrease reflects a lower level of debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short and long-term marketable securities were $7,247,000 at June 30, 2000 compared to $13,313,000 at December 31, 1999, a decrease of 46%. Marketable securities are classified as "available-for-sale" and are readily marketable at their fair market value. We used $7,545,000 of cash for operating activities, including funding our operating loss and decreases in accrued liabilities during the six month period ended June 30, 2000. Investing activities, consisting primarily of purchases and sales of marketable securities and additions to property and equipment, provided cash of $3,238,000 during the six month period ended June 30, 2000. Financing activities provided cash of $1,672,000 primarily from the issuance of stock pursuant to the exercise of stock options during the six month period ended June 30, 2000.

        Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities and, to a lesser extent, loans from shareholders. In addition, our operations have been funded in part through sales of our products. At June 30, 2000, we had an accumulated deficit of $146,926,000.

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

        On July 10, 2000, the S.E.C. declared effective the Company's Registration Statement on Form S-3 (File No. 333-38758), pursuant to which the Company may issue and sell up to an aggregate of 4,000,000 shares of its common stock from time to time. Such issuances and sales will be in varying amounts and at prices and on terms to be determined at the time of sale. No specific purchase or sale commitments have been entered into at the present time. The Company will use the proceeds from any such issuance and sale for working capital and general corporate purposes.

YEAR 2000

        We have not incurred material costs associated with our efforts to become Year 2000 compliant. Furthermore, based on our assessment to date, we believe that any future costs associated with our Year 2000 compliance efforts will not be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company is assessing the effect of FAS 133 on the financial position and results of operations of the Company.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment; Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"), FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

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

     -  substantial costs incurred in obtaining regulatory approvals; or

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

        In February 1996, we obtained FDA clearance to undertake Phase I of a clinical study of TMR intended to assess the safety and effectiveness of "TMR Used in Conjunction with CABG" as compared with coronary artery bypass graft, known as CABG, alone. In September 1996, the FDA provided us with clearance to begin Phase II of this study, which was subsequently completed. In July 1999, we submitted a PMA supplement to FDA for an expanded indication to our approved TMR labeling to include TMR in conjunction with CABG. In January 2000, we received a response from the FDA requesting that we either provide more information or modify our labeling request. Since TMR and CABG are each presently utilized to treat separate regions of the heart, we concluded that our present FDA approved labeling is adequate, and that the physician can best decide how to use the laser system within the approved labeling. As a result, in March 2000, we decided that we will not pursue any wording changes to our already approved TMR labeling and have withdrawn our submission to the FDA for TMR in conjunction with CABG.

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

     To expand our business, we must establish effective sales, marketing and distribution systems, and we have limited experience to date establishing these operations. To expand our business, we must establish effective systems to sell, market and distribute products. To date, we have had limited sales which have consisted primarily of sales of our TMR lasers and disposable handpieces on a commercial basis since February, 1999 and PTMR lasers and disposable catheters for investigational use only.

        We have recently changed our U.S. sales strategy to include both selling lasers to hospitals outright, as well as loaning lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price. During the current year, the majority of lasers shipped have been under this loan program. The purpose of this strategy is to focus our sales force on increasing market penetration and selling disposable handpieces used in connection with our TMR procedure. If the sales force is not successful in increasing market share and selling our disposable handpieces our business will suffer.


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

     - domestic and international regulatory developments; ~ rapid technological change;

     -  the highly competitive nature of the medical devices industry; and

     - the risk of entering emerging markets in which we have limited or no direct experience.

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

     - product quality problems; and ~ the enactment of health care reform legislation and any changes in third party reimbursement policies.

        We believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have, in the past, fallen below expectations and it is likely or possible that our operating results for a future quarter will fall below the expectations of public market analysts and investors. When this occurred in the past the price of our common stock fell substantially and if this occurs, the price of our common stock may fall again, perhaps substantially.

        We may not be able to successfully market our products if we fail to obtain third party reimbursement for the procedures performed with our products. Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. A failure by third party payors to provide adequate reimbursement for the TMR and PTMR procedures that use our products would harm our business.

        Effective July 1, 1999 the Health Care Financing Administration commenced Medicare coverage for TMR systems for any manufacturer's TMR procedures. Hospitals are now eligible to receive Medicare reimbursement for TMR equipment and procedures. The Health Care Financing Administration may not approve reimbursement for PTMR. If it does not provide reimbursement, our business will suffer. We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PTMR procedures. If they do not provide reimbursement, our business will suffer.

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

        The market for TMR and PTMR laser systems is characterized by rapid technical innovation. Accordingly, our current or future competitors may succeed in developing TMR and PTMR products or procedures that:

     -  are more effective than our products;

     -  are more effectively marketed than our products; or

     -  may render our products or technology obsolete.


        We currently compete with PLC Systems, Inc., Johnson & Johnson and Boston Scientific. PLC is currently selling TMR commercially in the United States and abroad, while Johnson & Johnson is currently selling PTMR products for investigational use. Boston Scientific has acquired radio frequency technology to begin a percutaneous feasibility trial in the United States under a preliminary IDE.

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


        Our business would be materially harmed if TMR technology fails to replace or augment existing therapies or to be more effective, safer or more cost effective than new therapies. A number of the existing therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced rapidly.

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

     We have a history of losses and may not be profitable in the future. We have incurred significant losses since inception. Our revenues and operating income will be constrained:

     - until such time, if ever, as we obtain broad commercial adoption of our TMR laser systems by healthcare facilities in the United States;

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

     -  complete the clinical trials that are currently in progress; and

     -  prepare additional products for clinical trials.

        Such expansion could place a significant strain on managerial, operational and financial systems and resources. To accommodate such expansion and compete effectively, we must improve information systems, procedures and controls and expand, train, motivate and manage our employees.


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

        In 1996, prior to the merger with us, CardioGenesis initiated a suit in the United States against PLC seeking a judgment that the PLC patent is invalid and unenforceable. In 1997, PLC counterclaimed in that suit alleging infringement by CardioGenesis of the PLC patent. Also in 1997, PLC initiated suit in Germany against CardioGenesis and CardioGenesis' former German sales agent alleging infringement of a European counterpart to the PLC patent. In 1997, CardioGenesis filed an Opposition in the European Patent Office to a European counterpart to the PLC patent, seeking to have the European patent declared invalid.

        On January 5, 1999, before trial on the United States suit commenced, CardioGenesis and PLC settled all litigation between them, both in the United States and in Germany, with respect to the PLC patent and the European patents. Under the Settlement and License Agreement signed by the parties, CardioGenesis stipulated to the validity of the PLC patents and PLC granted CardioGenesis a non-exclusive worldwide license to the PLC patents. CardioGenesis agreed to pay PLC a license fee, and minimum royalties, totaling $2.5 million over an approximately forty-month period, with a running royalty credited against the minimums.

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

     Costly litigation may be necessary to protect intellectual property rights. We may have to engage in time consuming and costly litigation to protect our intellectual property rights or to determine the proprietary rights of others. In addition, we may become subject to patent infringement claims or litigation, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions.

        Defending and prosecuting intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We may be required to litigate further to:

     -  enforce our issued patents;

     -  protect our trade secrets or know-how; or

     - determine the enforceability, scope and validity of the proprietary rights of others.

        Any litigation or interference proceedings will result in substantial expense and significant diversion of effort by technical and management personnel. If the results of such litigation or interference proceedings are adverse to us, then the results may:

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

        Furthermore, we cannot assure you that our competitors:

     -  have not developed or will not develop similar products;

     -  will not duplicate our products; or

     -  will not design around any patents issued to or licensed by us.

        Because patent applications in the United States are currently maintained in secrecy until patents issue, we cannot be certain that:

     - others did not first file applications for inventions covered by our pending patent applications; or

     - we will not infringe any patents that may issue to others on such applications.

        The United States patent laws were recently amended to exempt physicians, other health care professionals, and affiliated entities from infringement liability for medical and surgical procedures performed on patients. We are not able to predict if this amendment will materially affect our ability to protect our proprietary methods and procedures.

        Competitors may independently develop proprietary information substantially equivalent to our proprietary information and techniques, or otherwise gain access to our proprietary technology.

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

        We also may not be able to successfully increase manufacturing capacity or avoid manufacturing difficulties or product recalls.

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

     -  total or partial suspensions of production; and

     -  criminal prosecutions.

     We will be able to obtain FDA approval only for those products that are proven safe and effective in clinical sites. The FDA has not approved our PTMR laser systems for any indication in the United States. We submitted a PMA Supplement for our Axcis PTMR system to the FDA in December, 1999. The PTMR study compares PTMR to conventional medical therapy in patients with no option for other treatment. The FDA may not accept the study as safe and effective, and PTMR may not be approved for commercial use in the United States. Responding to FDA requests for additional information could require substantial financial and management resources and take several years.

        We cannot determine if our PTMR laser systems will prove to be safe or effective. Our business would be materially and adversely harmed if our PTMR laser systems do not prove to be safe and effective in clinical trials.

     We may suffer losses from product liability claims if our products cause harm to patients. We are exposed to potential product liability claims and product recalls. These risks are inherent in the design, development, manufacture and marketing of medical devices. Our products are designed to be used in life-threatening situations where there is a high risk of serious injury or death, and we could be subject to product liability claims if the use of our TMR or PTMR laser systems is alleged to have caused adverse effects on a patient or such products are believed to be defective.

        Any regulatory clearance for commercial sale of these products will not remove these risks. Any failure to comply with the FDA's good manufacturing practices or other regulations could hurt our ability to defend against product liability lawsuits. Although we have not experienced any product liability claims to date, any such claims could cause our business to suffer.

     Our insurance may be insufficient to cover product liability claims against us. Our product liability insurance may not be adequate for any future product liability problems or continue to be available on commercially reasonable terms, or at all.

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

        The price of our common stock may fluctuate significantly, which may result in losses for investors. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended June 30, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $18.69 to a low of $2.88. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have an investment portfolio of fixed income securities that are classified as "available-for-sale securities". The investment portfolio is comprised of highly liquid instruments. These securities are subject to interest rate risk and will fall in value if market interest rates increase. We do not use derivative financial instruments in our investment portfolio. The table below presents principal amounts as of June 30, 2000 (in thousands) and related weighted average interest rates as of June 30, 2000 for our investment portfolio and cash and cash equivalents.

Assets

        Cash and cash equivalents.................... $2,926
        Average interest rate........................    5.4%

        Available-for-sale securities................ $4,321
        Average interest rate.......................     5.7%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 31, 2000, the Company held its annual meeting of shareholders. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of shareholders or until their earliest resignation or removal:

PROPOSAL 1


                                                                                       Broker
Nominee                                  For            Withheld      Abstentions    Non-Votes
------                                   ---            --------      -----------    ---------

Douglas Murphy-Chutorian, M.D.        26,578,670        457,025              0            0
Jack M. Gill, Ph. D.                  26,632,442        403,253              0            0
Alan L. Kaganov, Sc. D.               26,623,002        412,693              0            0
Robert C. Mortensen                   26,592,170        443,525
Robert C. Strauss                     26,633,942        410,753              0            0


        Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.


                                                                                       Broker
Matter                                          For       Against    Abstentions    Non-Votes
------                                          ---       -------    -----------    ---------
PROPOSAL 2
       Ratify the selection of
       PricewaterhouseCoopers LLP as
       independent auditors for the
       Company for the fiscal year       26,922,521        58,933         54,241         0
       ending December 31, 2000.


ITEM 5. OTHER INFORMATION

        Effective July 18, 2000, Dick Powers resigned as the Executive Vice President of Administration and Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibit 27

        b) Reports on Form 8-K No reports on Form 8-K were filed by Eclipse during the three-month period ended June 30, 2000.

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


                                   ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                   Registrant




Date:   August 11, 2000            /s/  Alan L. Kaganov, Sc.D
                                   --------------------------
                                   Alan L. Kaganov, Sc.D
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:   August 11, 2000            /s/  Ian A. Johnston
                                   --------------------
                                   Ian A. Johnston
                                   Vice President of Finance and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule