Form 10-Q
period 2000-09-30
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2000-11-14
CIK 863680

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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


                                30,663,091 shares
                             As of October 31, 2000

================================================================================

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                     PART 1
                              FINANCIAL INFORMATION

                                                                                          Page
Item 1.  Financial Statements (unaudited):

         a.     Consolidated Balance Sheets
                as of  September 30, 2000 and December 31, 1999 .........................   1

         b.     Consolidated Statements of Operations & Comprehensive Loss for
                the three months and nine months ended September 30, 2000 and 1999 ......   2

         c.     Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2000 and 1999 ...................   3

         d.     Notes to  Consolidated Financial Statements .............................   4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations .................................................................   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................  22

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................  23

Item 6.  Exhibits and Reports on Form 8-K ...............................................  23

         Signatures .....................................................................  24

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                        2000              1999
                                                                      ---------         ---------
                                                                     (UNAUDITED)
                            ASSETS
Current assets:
  Cash and cash equivalents ..................................        $   4,356         $   5,566
  Marketable securities ......................................            2,571             3,227
  Accounts receivable, net of allowance for doubtful
         accounts of $619  and $1,079 at September 30, 2000
         and December 31, 1999, respectively .................            3,686             8,119
  Inventories ................................................            6,452             6,983
  Prepaids and other current assets ..........................              576               767
                                                                      ---------         ---------
    Total current assets .....................................           17,641            24,662
Property and equipment, net ..................................            1,030             1,220
Long-term marketable securities ..............................               --             4,520
Accounts receivable over one year, net of allowance for
  doubtful accounts of $215 and $797 at September 30, 2000
  and December 31, 1999, respectively ........................              477             1,125
Other assets .................................................            2,347             2,492
                                                                      ---------         ---------
    Total assets .............................................        $  21,495         $  34,019
                                                                      =========         =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................        $     928         $   1,819
  Accrued liabilities ........................................            6,787             9,557
  Customer deposits ..........................................              211               145
  Deferred revenue ...........................................            1,528             1,720
  Note payable ...............................................              218                --
  Current portion of capital lease obligation ................               26                26
  Current portion of long-term liabilities ...................              500             1,364
                                                                      ---------         ---------
        Total current liabilities ............................           10,198            14,631
Capital lease obligation, less current portion ...............               73                90
Long-term liabilities, less current portion ..................              452               725
                                                                      ---------         ---------
    Total liabilities ........................................           10,723            15,446
                                                                      ---------         ---------
Shareholders' equity:
Preferred stock:
   no par value; 5,000 shares authorized; none issued and
   outstanding ...............................................               --                --
Common stock:
   no par value; 50,000 shares authorized; 30,659 and 29,437
   shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively ...........................          162,029           158,338
Deferred Compensation ........................................             (422)             (466)
Accumulated other comprehensive loss .........................             (166)              (75)
Accumulated deficit ..........................................         (150,669)         (139,224)
                                                                      ---------         ---------
  Total shareholders' equity .................................           10,772            18,573
                                                                      ---------         ---------
  Total liabilities and shareholders' equity .................        $  21,495         $  34,019
                                                                      =========         =========


The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                              -------------------------         -------------------------
                                                                2000             1999             2000             1999
                                                              --------         --------         --------         --------
Net revenues .........................................        $  5,014         $  6,085         $ 17,299         $ 17,749
Cost of revenues .....................................           2,460            2,952            7,489            7,727
                                                              --------         --------         --------         --------
    Gross profit .....................................           2,554            3,133            9,810           10,022
                                                              --------         --------         --------         --------

Operating expenses:
  Research and development ...........................           1,183            2,475            4,278            9,452
  Sales and marketing ................................           3,474            3,914           12,368           11,953
  General and administrative .........................           1,697            1,289            4,908            5,998
  Merger related costs ...............................              --              437               --            7,414
                                                              --------         --------         --------         --------
    Total operating expenses .........................           6,354            8,115           21,554           34,817
                                                              --------         --------         --------         --------
        Operating loss ...............................          (3,800)          (4,982)         (11,744)         (24,795)
Interest expense .....................................              (9)             (21)             (27)             (41)
Interest and other income ............................              65               97              326              563
                                                              --------         --------         --------         --------
    Net loss .........................................          (3,744)          (4,906)         (11,445)         (24,273)
                                                              --------         --------         --------         --------
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment ............            (119)              --             (124)              --
  Unrealized holding gain (losses) arising
    during the period ................................              26               13               33              (26)
                                                              --------         --------         --------         --------
            Other comprehensive income (loss) ........             (93)              13              (91)             (26)
                                                              --------         --------         --------         --------
                      Comprehensive loss .............        $ (3,837)        $ (4,893)        $(11,536)        $(24,299)
                                                              ========         ========         ========         ========
Net loss per share:
             Basic and diluted .......................        $  (0.12)        $  (0.17)        $  (0.38)        $  (0.87)
                                                              ========         ========         ========         ========
             Weighted average shares outstanding .....          30,191           28,591           29,977           28,052
                                                              ========         ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       -----------------------
                                                                                         2000           1999
                                                                                       --------       --------
Cash from operating activities:
      Net loss ..................................................................      $(11,445)      $(24,273)
      Adjustments to reconcile net loss to cash used in operating activities:
           Depreciation and amortization ........................................           603          1,453
           Provision for doubtful accounts ......................................           491          1,273
           Inventory reserves ...................................................         1,328          1,782
           Amortization of deferred compensation for options to consultants .....           595            343
           Amortization of stock compensation to employees.......................            --            370
           Amortization of license fees .........................................           145             --
           Loss on disposal of property and equipment ...........................            --            317
      Changes in operating assets and liabilities:
           Accounts receivable -- short term ....................................         3,625           (323)
           Inventories ..........................................................          (797)          (581)
           Prepaids and other current assets ....................................           191            702
           Other assets .........................................................            --           (844)
           Accounts receivable long -- term .....................................           966             --
           Accounts payable .....................................................          (891)         1,186
           Accrued liabilities ..................................................        (2,770)        (1,852)
           Current portion of long-term liabilities .............................          (864)         1,464
           Long-term liabilities ................................................          (273)            14
           Customer deposits ....................................................            66           (111)
           Deferred revenue .....................................................          (192)          (281)
                                                                                       --------       --------
                Net cash used in operating activities ...........................        (9,223)       (19,361)
                                                                                       --------       --------

Cash flows from investing activities:
      Purchase of marketable securities .........................................        (5,899)       (36,271)
      Maturities of marketable securities .......................................        11,108         51,511
      Acquisition of property and equipment .....................................          (413)          (749)
                                                                                       --------       --------
                Net cash provided by investing activities .......................         4,796         14,491
                                                                                       --------       --------

Cash flows from financing activities:
      Net proceeds from issuance of common stock from exercise of
           options and warrants .................................................         1,267          8,975
      Net proceeds from issuance of common stock to Acqua-Wellington ............         1,873             --
      Proceeds on short term borrowings .........................................           218             73
      Payments of capital lease obligations .....................................           (17)           (11)
                                                                                       --------       --------
           Net cash provided by financing activities ............................         3,341          9,037
                                                                                       --------       --------

           Net increase in cash and cash equivalents ............................        (1,086)         4,167
           Effect of exchange rates on cash and cash equivalents ................          (124)           (21)
Cash and cash equivalents at beginning of period ................................         5,566          3,273
                                                                                       --------       --------
Cash and cash equivalents at end of period ......................................      $  4,356       $  7,419
                                                                                       ========       ========

Supplemental schedule of cash flow information:
      Interest paid .............................................................      $     27       $     45
                                                                                       ========       ========
      Taxes paid ................................................................      $     42       $     90
                                                                                       ========       ========

Supplemental schedule of noncash investing and financing activities:
      Change in unrealized loss on marketable securities ........................      $    (28)      $    (88)
                                                                                       ========       ========
      Deferred compensation .....................................................      $    551       $    217
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

        The Company has incurred significant losses for the last several years and at September 30, 2000 has an accumulated deficit of $150,669,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon achieving profitable operations. Management's plans include improving the effectiveness of sales and marketing efforts related to the existing TMR product, pursuing timely regulatory approval for the PTMR product currently under submission to the FDA, and reducing operating expenses. Management also recognized the need for infusion of cash. In September 2000, the Company raised approximately $1,873,000, net of offering costs, from the sale of shares of common stock. Management believes that if revenue from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce its operations until an appropriate solution is implemented.

Net Loss Per Share:

        Basic earnings per share is the weighted-average number of common shares outstanding during the period, and diluted earnings per share is the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three and nine months ended September 30, 2000 and 1999 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans but have not been included in the computation of dilutive EPS as the impact would be anti-dilutive.

        Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.

        A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ------------------------      ------------------------
                                                     2000           1999           2000           1999
                                                  ---------      ---------      ---------      ---------
Numerator -- Basic and Diluted EPS
    Net Loss ................................     $ (3,744)      $ (4,906)      $(11,445)      $(24,273)

Denominator -- Basic and Diluted EPS
    Weighted average shares outstanding .....       30,191          28,591        29,977         28,052

Basic and diluted EPS .......................     $  (0.12)      $  (0.17)      $  (0.38)      $  (0.87)

        Options to purchase 3,518,436 and 3,641,386 shares of common stock were outstanding at September 30, 2000 and 1999 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies -- (Continued):

Recent Pronouncements:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" -- an amendment of SFAS 133. The Company will adopt SFAS No. 133 and SFAS No. 138 in 2001. The Company has not engaged in hedging activities or invested in derivative instruments and, accordingly, does not believe that the implementation will have an impact on the financial statements.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment:
Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

2. Inventories:

        Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999
                                                       -------------    ------------
                                                       (UNAUDITED)
Raw materials ......................................      $2,195            $3,074
Work in process ....................................       1,063               624
Finished goods .....................................       3,194             3,285
                                                          ------            ------
                                                          $6,452            $6,983
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

        As of September 30, 2000, we had an accumulated deficit of $150,669,000. We expect to continue to incur operating losses related to sales and marketing activities, research and development activities, and the continued development of corporate infrastructure. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance, if any, of our products, and the status and timing of regulatory approvals.

RESULTS OF OPERATIONS

Net Revenues

        Net revenues of $5,014,000 for the quarter ended September 30, 2000 decreased $1,071,000 or 18% when compared to net revenues of $6,085,000 for the quarter ended September 30, 1999. The decrease in revenues is due to lower sales of laser systems partially offset by increases in sales of disposable products. Net revenues decreased 3% to $17,299,000 for the nine months ended September 30, 2000 from $17,749,000 for the nine months ended September 30, 1999. The decrease in revenues for nine months is also explained by lower laser sales partially offset by increase sales of disposable product. Export sales accounted for approximately 7% of total sales for the three months ended September 30, 2000 and 18% for the three months ended September 30, 1999. This percentage decrease in export sales for the three months ended September 30, 2000 relative to total sales is due to a drop in international laser sales. Export sales accounted for approximately 10% of total sales for the nine months ended September 30, 2000 and 15% for the nine months ended September 30, 1999. This percentage decrease in export sales for the nine months ended September 30, 2000 relative to total sales is also due to a drop of international laser sales. We define export sales as sales to customers located outside of the United States. (See "--Factors Affecting Future Results.")

Gross Profit

        Gross profit decreased to $2,554,000 or 51% of net revenues for the three months ended September 30, 2000, compared to $3,133,000 or 51% of net revenues for the three months ended September 30, 1999. Gross profit decreased to $9,810,000 or 57% of net revenues for the nine months ended September 30, 2000, compared to $10,022,000 or 56% of net revenues for the nine months ended September 30, 1999. The decrease in gross profit during the nine months ended September 30, 2000, in actual dollars, resulted from reduced sales volume; whereas the increase in gross profit as a percentage of net revenues resulted from lower fixed manufacturing expenses and higher production volumes.

Research and Development

        Research and development expenditures decreased to $1,183,000 or 24% of net revenues for the three months ended September 30, 2000, compared to $2,475,000 or 41% of net revenues for the three months ended September 30, 1999. Research and development expenditures decreased to $4,278,000 or 25% of net revenues for the nine months ended September 30, 2000, compared to $9,452,000 or 53% of net revenues for the nine months ended September 30, 1999. The decrease in these expenses reflects the decrease in activity associated with clinical trials, lower employee expenses and cost savings resulting from the merger.

        Some of our products have not been approved for commercial use and are therefore subject to limitations by the FDA. We believe that investment in the development of new and improved products and procedures and in new clinical trials may be critical to our success in the future. As a result of the FDA approval of our surgical TMR system and the coverage notice by HCFA for July 1, 1999, the level of research and development expenditures incurred in connection with clinical trials has decreased, and we anticipate for it to continue to decrease as a percentage of revenues. However, future revenues may not be sufficient to cover the research and development expenses required in connection with any future clinical trials.


Sales and Marketing

        Sales and marketing expenses decreased to $3,474,000 or 69% of net revenues for the three months ended September 30, 2000, from $3,914,000 or 64% of net revenues for the three months ended September 30, 1999. This reduction in absolute dollars is mainly due to lower commissions resulting from lower revenues, along with a change in the commission structure. Sales and marketing expenses increased to $12,368,000 or 71% of net revenues for the nine months ended September 30, 2000, from $11,953,000 or 67% of net revenues for the nine months ended September 30, 1999. This increase is mainly due to a higher level of sales and marketing staffing in the current period.

General and Administrative

        General and administrative expenses were $1,697,000 or 34% of net revenues for the three months ended September 30, 2000, compared to $1,289,000 or 21% of net revenues for the three months ended September 30, 1999. This increase is mainly due to a higher provision for doubtful accounts in the current quarter. General and administrative expenses decreased to $4,908,000 or 28% of net revenues for the nine months ended September 30, 2000, compared to $5,998,000 or 34% of net revenues for the nine months ended September 30, 1999. The decrease in the nine months ended September 30, 2000 is due to cost savings resulting from the merger.

Merger Related Costs

        There were no merger related costs incurred during the three-month and nine-month periods ended September 30, 2000, compared to $437,000 and $7,414,000 of merger related costs recognized for the three-month and nine-month periods ended September 30, 1999, respectively. The 1999 charges resulted from our merger with CardioGenesis Corporation. We do not expect any further merger related charges, and believe that the last merger-related payment occurred in July of 2000.

Interest and Other Income

        Interest income decreased 33% to $65,000 for the three months ended September 30, 2000, compared to $97,000 for the three months ended September 30, 1999. Interest income decreased 42% to $326,000 for the nine months ended September 30, 2000, compared to $563,000 for the nine months ended September 30, 1999. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

        Interest expense decreased 57% to $9,000 for the three months ended September 30, 2000, compared to $21,000 for the three months ended September 30, 1999. Interest expense decreased 34% to $27,000 for the nine months ended September 30, 2000, compared to $41,000 for the nine months ended September 30, 1999. This decrease reflects a lower level of debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short and long-term marketable securities were $6,927,000 at September 30, 2000 compared to $13,313,000 at December 31, 1999, a decrease of 48%. Marketable securities are classified as "available-for-sale" and are readily marketable at their fair market value. We used $9,223,000 of cash for operating activities, including funding our operating loss and decreases in accrued liabilities during the nine month period ended September 30, 2000. Investing activities, consisting primarily of purchases and sales of marketable securities and additions to property and equipment, provided cash of $4,796,000 during the nine month period ended September 30, 2000. Financing activities provided cash of $3,341,000 primarily from the sale of common stock to an outside investor and from the issuance of stock pursuant to the exercise of stock options during the nine month period ended September 30, 2000.

        Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities and, to a lesser extent, loans from shareholders. In addition, our operations have been funded in part through sales of our products.

        We have incurred significant losses for the last several years and at September 30, 2000 have an accumulated deficit of $150,669,000. The accompanying financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations. Our plans include improving the effectiveness of sales and marketing efforts related to the existing TMR product, pursuing timely regulatory approval for the PTMR product currently under submission to the FDA, and reducing operating expenses. We have also recognized the need for infusion of cash. In September 2000, we raised approximately $1,873,000 net of offering costs, from the sale of shares of common stock. We believe that if revenue from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

        On July 10, 2000, the S.E.C. declared effective the Company's Registration Statement on Form S-3 (File

No. 333-38758), pursuant to which the Company may issue and sell up to an aggregate of 4,000,000 shares of its common stock from time to time. Such issuances and sales will be in varying amounts and at prices and on terms to be determined at the time of sale.

        On August 17, 2000 we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. pursuant to which we may, from time to time and in our sole discretion during the 15 months following the date of the agreement, present Acqua Wellington with draw-down notices requiring Acqua Wellington to purchase up to an aggregate of $20 million of our common stock. A maximum of between $2,000,000 and $6,750,000 of our common stock may be covered by each draw-down notice, depending upon the minimum market price of our common stock set forth in the draw-down notice. We will issue and sell the shares to Acqua Wellington pursuant to each draw-down notice at a per share price equal to the average price of our common stock over a period of time after the draw-down notice less a specified discount, depending upon the minimum market price of our common stock set forth in the draw-down notice. We may present Acqua Wellington with up to 12 draw-down notices during the term of the agreement. In addition, in conjunction with any draw-down notice, we may, at our option, grant Acqua Wellington options to purchase up to an aggregate of $10 million of our common stock during the term of the agreement.

        The terms of the common stock purchase agreement with Acqua Wellington specify a minimum market price of $3.50 per share at which we may, at our sole discretion, issue a draw down notice. In addition, upon mutual agreement between Acqua Wellington and Eclipse, we may issue a draw down notice specifying a lower minimum market price than the $3.50 per share floor specified in the agreement. At the close of market on November 7, 2000, our share price was $1.375, which is below the $3.50 floor specified in the agreement. There can be no assurance that Acqua Wellington will, if asked, agree to purchase shares from us if the market price of our shares is below $3.50 per share.

        On September 19, 2000 we offered and sold 526,496 shares of our common stock to Acqua Wellington North American Equities Fund, Ltd. The common stock was purchased by Acqua Wellington at a negotiated purchase price of $3.7987 per share. We did not pay any other compensation in conjunction with the sale of our common stock.


YEAR 2000

        We have not incurred material costs associated with our efforts to become Year 2000 compliant. Furthermore, based on our assessment to date, we believe that any future costs associated with our Year 2000 compliance efforts will not be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" -- an amendment of SFAS 133. The Company will adopt SFAS No. 133 and SFAS No. 138 in 2001. The Company has not engaged in hedging activities or invested in derivative instruments and, accordingly, does not believe that the implementation will have an impact on the financial statements.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment:
Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the

Company's financial position and results of operations.

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

        In the fourth quarter of 1999, we changed our U.S. sales strategy to include both selling lasers to hospitals outright, as well as loaning lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price. During the current year, the majority of lasers shipped have been under this loan program. The purpose of this strategy is to focus our sales force on increasing market penetration and selling disposable handpieces used in connection with our TMR procedure. If the sales force is not successful in increasing market share and selling our disposable handpieces our business will suffer.

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

        Recently, in October 2000, preliminary results from a competitor's clinical trial of a catheter-based device employing "Direct Myocardial Revascularization" (DMR) were presented at a medical conference in Washington D.C. The trial's principal investigator concluded that the DMR device did not show significant evidence of clinical benefit with regard to angina class reduction or exercise tolerance, and he questioned the efficacy of other devices and procedures relying on TMR.

We believe that the preliminary results of the DMR device study should not call the results of our PTMR study into question because the devices and procedures are substantially different. We cannot assure you, however, that the preliminary results of the DMR device study will not impact our submission for the Axcis PTMR system to the FDA.

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

        THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended September 30, 2000, the closing prices of our common stock as reported on the Nasdaq National Market ranged from a high of $15.25 to a low of $2.88. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have an investment portfolio of fixed income securities that are classified as "available-for-sale securities". The investment portfolio is comprised of highly liquid instruments. These securities are subject to interest rate risk and will fall in value if market interest rates increase. We do not use derivative financial instruments in our investment portfolio. The table below presents principal amounts as of September 30, 2000 (in thousands) and related weighted average interest rates as of September 30, 2000 for our investment portfolio and cash and cash equivalents.

Assets

Cash and cash equivalents ........            $4,356
Average interest rate ............              4.1%

Available-for-sale securities ....            $2,571
Average interest rate ............              5.7%

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibit 27

        b)     Reports on Form 8-K
               A report on Form 8-K was filed by Eclipse on August 18, 2000 regarding a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd..

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


                                   ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                   Registrant




Date:     November 13, 2000        /s/  Michael J. Quinn
                                   -------------------------------------------
                                   Michael J. Quinn
                                   Chief Executive Officer, President
                                   Chairman of the Board and Director
                                   (Principal Executive Officer)



Date:    November 13, 2000         /s/  Ian A. Johnston
                                   --------------------------------------------
                                   Ian A. Johnston
                                   Vice President of Finance and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER          EXHIBIT DESCRIPTION
--------------          -------------------
     27.1               Financial Data Schedule