Form 10-K
period 2000-12-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2001-04-17
CIK 863680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                        Commission file number: 0-28288

                               ----------------

                      Eclipse Surgical Technologies, Inc.
             (Exact name of Registrant as specified in its charter)


         California                                       77-0223740
  (State of incorporation)                            (I.R.S. Employer
                                                     Identification Number)

                                1049 Kiel Court
                          Sunnyvale, California 94089
                   (Address of principal executive officers)

                                (408) 548-2100
             (Registrant's telephone number, including area code)

                               ----------------

        Title of Each Class               Name of Exchange on Which Registered
----------------------------------       -------------------------------------
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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,923,872 as of March 30, 2001, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the last practicable date.

                               31,696,061 shares
                             As of March 30, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INDEX TO FORM 10-K



                                                                                           Page
                                                                                          -----
                                            PART I

Item 1.  Business .....................................................................     1
Item 2.  Description of Property ......................................................    12
Item 3.  Legal Proceedings ............................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders ..........................    12

                                            PART II

Item 5.  Market for Registrant's Shares and Related Shareholder Matters ...............    13
Item 6.  Selected Consolidated Financial Data .........................................    13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...................................................................    15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...................    30
Item 8.  Consolidated Financial Statements and Supplementary Schedules ................    31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ...................................................................    31

                                           PART III

Item 10. Directors and Executive Officers of the Registrant ...........................    32
Item 11. Executive Compensation .......................................................    32
Item 12. Security Ownership of Certain Beneficial Owners and Management ...............    32
Item 13. Certain Relationships and Related Transactions ...............................    32

                                            PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K ...............    32
Signatures ............................................................................    34

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


General

     Eclipse Surgical Technologies, Inc., incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PTMR"). TMR and PTMR are recent laser-based heart treatments in which channels are made in the heart muscle. It is believed these procedures encourage new vessel formation, or angiogenesis. TMR is performed by a cardiac surgeon through a small incision in the chest under general anesthesia. PTMR is performed by a cardiologist in a catheter based procedure which utilizes local anesthesia. Clinical studies have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with TMR or PTMR plus medications, when compared with patients who received medications alone.

     We received CE Mark approval for our TMR system in May 1997 and our PTMR systems in April 1998. On February 11, 1999, we received final approval from the FDA for our TMR products for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. Effective July 1, 1999, the Health Care Financial Administration began to provide Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

     We have completed pivotal clinical trials involving PTMR, and study results were submitted to the FDA in a Pre Market Approval application in December of 1999 along with subsequent amendments. We are currently in final negotiations with the FDA in the PTMR market approval process. There can be no assurance, however, that we will receive a favorable decision from that agency.


     On March 17, 1999, we merged with CardioGenesis Corporation. Under the terms of the combination, each share of CardioGenesis common stock was converted into 0.8 of a share of our common stock, and CardioGenesis has become a wholly owned subsidiary of ours. As a result of the transaction, our outstanding shares increased by approximately 9.9 million shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated as if the combined entity existed for the 1998 period prior to the merger.


Background

     Cardiovascular disease is the leading cause of death and disability in the U.S. according to the American Heart Association. Coronary artery disease is the principal form of cardiovascular disease and is characterized by a progressive narrowing of the coronary arteries which supply blood to the heart. This narrowing process is usually due to atherosclerosis, which is the buildup of fatty deposits, or plaque, on the inner lining of the arteries. Coronary artery disease reduces the available supply of oxygenated blood to the heart muscle, potentially resulting in severe chest pain known as angina, as well as damage to the heart. Typically, the condition worsens over time and often leads to heart attack and/or death.

     Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class 1, in which angina pain results only from strenuous exertion, to the most severe class, Class 4, in which the patient is unable to conduct any physical activity without angina and angina may be present even at rest. The American Heart Association estimates that more than six million Americans experience angina symptoms.

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

     When  these  treatment  options  are exhausted, the patient is left with no viable surgical or interventional alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR, which bears the CE Marking and has received FDA approval, and PTMR, which bears the CE Marking and is currently under review at the FDA for approval in the U.S., offer potential relief to a large population of patients with severe cardiovascular disease.


The TMR and PTMR Procedure

     TMR, or transmyocardial revascularization, is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to supply blood to ischemic, or oxygen-deprived regions of the myocardium and reduce angina in the patient. TMR can be performed using open chest surgery or minimally invasive surgery through a small incision between the ribs. TMR offers end-stage cardiac patients who have regions of ischemia not amenable to PTCA or CABG a means to alleviate their symptoms and improve their quality of life. We have received FDA approval for U.S. commercial distribution of our TMR laser system for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

     PTMR, or percutaneous transluminal myocardial revascularization, is an interventional procedure performed by a cardiologist. PTMR is based upon the same principles as TMR, but the procedure is much less invasive. The patient is under local anesthesia and is treated through a catheter inserted in the femoral artery at the top of the leg. A laser transmitting catheter is threaded up into the heart chamber, where channels are created in the inner portion of the myocardium (i.e. heart muscle). We have completed pivotal clinical trials involving PTMR, and study results were submitted to the FDA in a Pre Market Approval application in December of 1999 along with subsequent amendments.


Business Strategy

     Our objective is to become a recognized leader in the field of myocardial revascularization, with TMR and PTMR established as well-known and acceptable therapies. Our strategies to achieve this goal are as follows:

       * Expand Market for our Products. We are seeking to expand market awareness of our products among opinion leaders in the cardiovascular
   field,   the   referring   physician   community  and  the  targeted  patient
   population. In connection with the FDA approved TMR product, we have prioritized our initial efforts in the U.S. on the top 600 hospitals that perform the greatest number of cardiovascular procedures. To support the TMR launch, we are expanding the domestic sales force to thirty-one territory managers in four sales areas. We also sell our products in Europe and to the rest of the world through our direct international sales organization along with several distributors and agents. In addition, we have developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize our TMR or PTMR products and procedures.

       * Demonstrate Clinical Utility of PTMR. We are seeking to demonstrate the clinical safety and effectiveness of PTMR. We have completed a pivotal clinical trial regarding PTMR, and the study results were submitted to the FDA in a Pre Market Approval Supplemental application in December of 1999. We are currently in final negotiations with the FDA in the PMA process. There can be no assurance, however, that we will receive a favorable decision from the agency.

       * Leverage Proprietary Technology. We believe that our significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies we have developed are important factors in our efforts to demonstrate the safety and effectiveness of our TMR and PTMR procedures. We are seeking to develop additional proprietary technologies for TMR, PTMR and related procedures. We have 91 foreign and U.S. patents or allowed patent applications and 51 U.S. and 27 foreign patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies.


Products and Technology


     Eclipse TMR System

     The Eclipse TMR system consists of our TMR 2000 laser console and a line of fiber-optic, laser-based surgical tools. Each surgical tool utilizes an optical fiber assembly to deliver laser energy from the source laser base unit to the distal tip of the surgical handpiece or PTMR catheter. The compact base unit occupies a small amount of operating room floor space, operates on a standard 208 or 220-volt power supply, and is light enough to move within the operating room or among operating rooms in order to use operating room space efficiently. Moreover, the flexible fiberoptic assembly used to deliver the laser energy to the patient enables ready access to the patient and to various sites within the heart.

     Our TMR system and related surgical procedures are designed to be used without the requirement of the external systems utilized with certain competitive TMR systems. For example, our TMR 2000 system does not require electrocardiogram synchronization, which monitors the electrical output of the heart and times the use of the laser to minimize electrical disruption of the heart, or transesophageal echocardiography, which tests each application of the laser to the myocardium during the TMR procedure to determine if the pathway has penetrated through the myocardium into the heart chamber.

     Eclipse Holmium Laser. Our TMR 2000 laser base unit generates laser light of a 2-micron wavelength by photoelectric excitation of a solid state holmium crystal. The holmium laser, because it uses a solid state crystal as its source, is compact, reliable and requires minimal maintenance.

     SoloGrip. The single use SoloGrip handpiece system contains multiple, fine fiber-optic strands in a one millimeter diameter bundle. The flexible fiber optic delivery system combined with the ergonomic handpiece provides access for treating all regions of the left ventricle.

     The SoloGrip and SlimFlex PTMR fiber-optic delivery systems each have an easy to install connector which screws into the laser base unit, and each device is pre-calibrated in the factory so it requires no special preparation.

     Eclipse PTMR System

     The Eclipse PTMR System is currently sold only outside the United States. The PTMR System consists of the PTMR Laser and ECG Monitor.

     Eclipse  PTMR Laser. The holmium laser base unit generates laser light of a
2.1 micron wavelength in the mid-infrared spectrum. It provides a reliable source for laser energy with low maintenance.

     The Axcis Catheter system. The Axcis catheter system is an over-the-wire system that consists of two components, the Axcis laser catheter and Axcis aligning catheter. The Axcis catheter system is designed to provide controlled navigation and access to target regions of the left ventricle. The coaxial Axcis laser catheter has an independent, extendible lens with radiopaque lens markers which show the location and orientation of the tip for optimal contact with the ventricle wall. The Axcis laser catheter also has nitinol petals at the laser-lens tip which are designed for safe penetration of the endocardium and to provide depth control.

     SlimFlex Catheter System. The SlimFlex PTMR system is an over-the-wire, steerable, single use catheter system that features torque control, deflection capability, infusion port and radio-opaque markers for enhanced visualization and depth control. After insertion into an artery of the leg, the PTMR catheter is advanced over the aortic arch, across the aortic valve and into the heart chamber. Visualization is achieved using standard fluoroscopic or x-ray techniques common to all hospitals doing cardiac catheterization.


Regulatory Status

     On February 11, 1999, we received final approval from the FDA for use of our TMR 2000 laser console and SoloGrip handpiece for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

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

     We submitted a PMA supplement for our PTMR system to the FDA in December 1999. The PTMR study compares PTMR to conventional medical therapy in patients with no option for other treatment. We are currently in final negotiations with the FDA in the PMA process. There can be no assurance, however, that we will receive a favorable decision from the agency.

     We have decided not to pursue any additional claims for adjunctive procedures. Therefore, all studies involving adjunctive procedures have been halted and terminated.

     In addition, we have obtained approval to affix the CE Marking to substantially all of our products, which enables us to commercially distribute our TMR and PTMR products throughout the European Community.


Sales and Marketing

     We have received FDA approval for our surgical TMR laser system. The Health Care Finance Administration has also announced its coverage policy for the TMR with FDA approved systems. We are promoting market awareness of our approved surgical products among opinion leaders in the cardiovascular field and are recruiting physicians and hospitals. To drive the clinical awareness and acceptance of the surgical product platform, we are expanding the domestic sales force to thirty-one territory managers in four sales regions.

     In the United States, we currently offer a laser base unit at a current end user list price of $320,000 per unit, and the disposable TMR handpiece (at least one of which must be used with each TMR procedure) at an end user unit list price of $2,745. In order to accelerate market adoption of the TMR procedure, we intend to continue selling lasers to hospitals outright, loaning lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price, and to begin renting lasers to hospitals.

     Internationally, we sell our products through a direct sales and support organization of four people and distributors and agents.

     We have developed, in conjunction with several major hospitals using our TMR or PTMR products, a training program to assist physicians in acquiring the expertise necessary to utilize our products and procedures. This program includes a comprehensive one-day course including didactic training and hands-on performance of TMR or PTMR in vivo. To date over 750 cardiothoracic surgeons have been trained on the Eclipse TMR system.

     We exhibit our products at major cardiovascular meetings. Investigators of our products have made presentations at meetings around the world, describing their results. Abstracts and articles have been published in peer-reviewed publications and industry journals to present the results of our clinical trials.


Research and Development

     We believe that streamlining our research and product effort is essential to our ability to stimulate growth and maintain our market leadership position. Our ongoing research and product development efforts are focused on the development of new and enhanced lasers and fiber-optic handpieces for TMR and PTMR applications.

     In the fourth quarter of 2000, we increased our ownership interest in privately-held Microheart Holdings, Inc. to 32.1 percent. Microheart is a research and development company working on developing a number of full-featured clinical devices for diagnostic assessment and site-specific delivery of biopharmaceuticals and other therapeutic agents applicable to the cardiovascular and other markets.

     We believe our future success will depend, in part, upon the success of our research and development programs. There can be no assurance that we will realize financial benefit from these efforts or that products or technologies developed by others will not render our products or technologies obsolete or non-competitive.


Manufacturing

     We manufacture and assemble our products from purchased components and subassemblies at our facility in Sunnyvale, California.

     The core components of our laser units and fiber-optic handpieces are generally acquired from multiple sources. We currently purchase certain laser and fiber-optic components and subassemblies from single sources. Although we have identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on our ability to manufacture our products and, therefore, would harm our business. We intend to continue to qualify multiple sources for components that are presently single sourced and also to maintain an inventory of these items for use in the event of supply interruptions.


Competition

     We expect that the market for TMR and PTMR, which is currently in the early stages of development, will be intensely competitive. Competitors include PLC Systems, Inc. ("PLC"), Johnson & Johnson, and Boston Scientific which are either selling FDA-approved TMR products in the U.S. and abroad, or PTMR products for investigational use in the U.S. and commercially abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than we do.

     PLC is a publicly traded corporation which uses a CO2 laser and an articulated mechanical arm in its TMR products. PLC obtained a Pre Market Approval for TMR in 1998. PLC has received the CE Marking, which allows sales of its products commercially in all European Union countries. PLC has been issued patents for its apparatus and methods for TMR. PLC recently announced a co-marketing agreement with Edwards Life Sciences to distribute their lasers and disposables. This action will add another 18 direct domestic sales representatives involved in promoting the PLC technology.

     Johnson & Johnson is a publicly traded company which uses a holmium laser and fiber-optics in its DMR (direct myocardial revascularization) products. Johnson & Johnson has acquired a ventricular mapping company to further its DMR product line and has begun U.S. trials under an IDE. Based upon recently presented trial results, the status of the regulatory submission for the Johnson & Johnson DMR system is unclear at this time.

     Boston Scientific is a publicly traded company which has acquired radio frequency technology to begin a percutaneous feasibility trial in the U.S. under a preliminary IDE.

     We believe that the factors which will be critical to market success include: the timing of receipt of requisite regulatory approvals, effectiveness and ease of use of the TMR products and applications, breadth of product line, system reliability, brand name recognition and effectiveness of distribution channels and cost of capital equipment and disposable devices.

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

     Our TMR laser system and any other product developed by us that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which we can develop products, complete clinical testing, achieve regulatory approval, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In the event a competitor is able to obtain a PMA for its products prior to our doing so, we may not be able to compete successfully. We may not be able to compete successfully against current and future competitors even if we obtain a PMA prior to our competitors.

Government Regulation

     Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through TMR are considered medical devices, and as such are subject to regulation in the U.S. by the FDA and comparable international regulatory agencies. Our devices require the rigorous PMA process for approval to market the product in the U.S. and must bear the CE Marketing for commercial distribution in the European Community.

     To obtain a Pre Market Approval ("PMA") for a medical device, we must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an Investigational Device Exemption ("IDE") must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials are accumulated and, if satisfactory, are submitted to the FDA in support of a PMA application. Prior to U.S. commercial distribution, premarket approval is required from the FDA. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel's recommendations, it tends to give such recommendations significant weight. In February 1999, we received a PMA for our TMR laser system for use in certain indications.

     Products manufactured or distributed by us pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals,
seizures   or   recalls   of   products,   operating  restrictions  or  criminal
prosecutions. The Federal Food, Drug and Cosmetic Act requires us to manufacture our products in registered establishments and in accordance with Good Manufacturing Practices ("GMP") regulations and to list our devices with the FDA. Furthermore, as a condition to receipt of a PMA, our facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could harm our business. We may be required to incur significant costs to comply with laws and regulations in the future and current or future laws and regulations may harm our business.

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

     Sales, manufacturing and further development of our TMR and PTMR systems also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality and which may require obtaining additional permits. We can not predict the impact of these regulations on our business.

     Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely by country. In addition, the FDA must approve the export of devices to certain countries. To market in Europe, a manufacturer must obtain the certifications necessary to affix to its products the CE Marking. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain and to maintain a CE Marking, a manufacturer must be in compliance with appropriate ISO 9001 standards and obtain certification of its quality assurance systems by a recognized European Union notified body. However, certain individual countries within Europe require further approval by their national regulatory agencies. We have achieved International Standards Organization and European Union certification for our manufacturing facility. In addition, we have completed CE mark registration for all of our products in accordance with the implementation of various medical device directives in the European Union. Failure to maintain the right to affix the CE Marking or other requisite approvals could prohibit us from selling our TMR products in member countries of the European Union or elsewhere.


Intellectual Property Matters

     Our success will depend, in part, on our ability to obtain patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We have 91 U.S. and foreign patents or allowed patent applications and 78 U.S. and foreign patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies. On December 5, 2000 we were granted United States Patent No. 6,156,031 entitled "Transmyocardial Revascularization Using Radiofrequency Energy". Our patents or patent applications may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, our competitors have been issued a number of patents related to TMR and PTMR. In September 1995 we received from a competitor a notice of potential infringement of the competitor's patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. We concluded, following discussion with our patent counsel, that we did not utilize the process and/or apparatus which is the subject of the patent at issue. We responded to the competitor to such effect and have received no further correspondence on this matter. There can be no assurance, however, that further claims or proceedings will not be initiated by a competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of our technical and management personnel. We may be involved in litigation to defend against claims of our infringement, to enforce our patents, or to protect our trade secrets.
If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or we could be required to obtain licenses from the patent owners of each such patent or to redesign our products or processes to avoid infringement.

     Until recently, patent applications in the U.S. were maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Most of our U.S. applications are maintained in secrecy unless they have issued. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Accordingly, we can not assure you our current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or internationally. In the event we were to require licenses to patents issued to third parties, such licenses may not be available or, if available, may not be available on terms acceptable to us. In addition, we may not be successful in any attempt to redesign our products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would harm our business.

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


Employees

     As of December 31, 2000 we had 123 employees, including 16 in research and development, 49 in manufacturing, 38 in sales and marketing and 20 in administration. Other than confidentiality agreements with all employees, as a general policy matter, we do not enter into employment agreements with any of our employees. In connection with the recent hirings of Michael J. Quinn as our Chief Executive Officer and Darrell Eckstein as our Vice President of
Operations, we did, however, provide both officers with letter employment agreements. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppages to date.

   Our executive officers as of March 28, 2001 are as follows:
Name                       Age                          Position
------------------------- -----   ----------------------------------------------------
   Michael J. Quinn        56     Chief Executive Officer, President, Chairman of the
                                  Board and Director
   Darrell F. Eckstein     43     Vice President of Operations
   Ian A. Johnston         46     Vice President of Finance and Treasurer
   Thomas L. Kinder        38     Vice President of Worldwide Sales and Service
   Richard P. Lanigan      42     Vice President of Government Affairs and
                                  Business Development
   Christopher M. Owens    32     Vice President of Marketing
   Ilene L. Janofsky       46     Chief Legal Counsel

     Michael J. Quinn has served as our Chief Executive Officer, President and Chairman of the Board since October 2000. From 1978 to 1988, Mr. Quinn held senior operating management positions at the level of Vice President, Chief Operating Officer and President at major healthcare organizations including American Hospital Supply Corporation, Picker International, Cardinal Health Group, Bergen Brunswig and Fisher Scientific. Most recently Mr. Quinn served as President and Chief Executive Officer of Premier Laser Systems, a manufacturer of surgical and dental products. Prior to that position he served as President of Imagyn Medical Technologies, a manufacturer of minimally invasive surgical specialty products.

     Darrell F. Eckstein has served as our Vice President of Operations since December 2000. From 1996 to 2000 he served as Vice President and General Manager of the Surgical Products Division of Imagyn Medical Technologies, a manufacturer of minimally invasive surgical specialty products. From 1995 to 1996, Mr. Eckstein was Vice President of Finance, Chief Financial Officer and an Executive Committee member of Richard-Allen Medical Industries Inc., a medical devices company. From 1991 to 1995, Mr. Eckstein was Vice President of Finance, Chief Financial Officer and an Executive Committee member of National Emergency Services Inc., a health care services company that provides physician contract management, medical billing and insurance services. Prior to 1991, Mr. Eckstein worked for Deloitte and Touche, most recently as a Senior Audit Manager, for 11 years. He received his Bachelor of Science degree in Accounting from Indiana University.

     Ian A. Johnston has been our Vice President of Finance since July 2000 and Corporate Controller since March 1999. From 1998 to 1999 Mr. Johnston was also Controller of CardioGenesis Corporation. From 1989 to 1998 Mr. Johnston served in a variety of financial positions (most recently as Controller) at Toshiba America MRI, Inc., a medical imaging company. From 1985 to 1989 Mr. Johnston was an auditor with Arthur Andersen & Co. Mr. Johnston has a Masters in Business Administration and a Bachelor of Arts in Economics from the University of California Berkeley and is a member of the American Institute of Certified Public Accountants.

     Thomas L. Kinder has served as our Vice President of Sales since March 2001 and as General Manager, West Area since November 2000. Prior to Eclipse, Mr. Kinder held senior sales positions at the level of Vice President, General Manager and National Sales Director at healthcare companies including Karl
Storz Endoscopy, and Imagyn Medical Technologies and Microsurge, Inc. Mr. Kinder began his medical device sales career with United States Surgical Corporation.

     Richard P. Lanigan has been our Vice President of Government Affairs and Business Development since March 2001, Vice President of Sales and Marketing since March 2000 and Director of Marketing since 1997. From 1992 to 1997, Mr. Lanigan served in various positions, most recently Marketing Manager, at Stryker Endoscopy. From 1987 to 1992, Mr. Lanigan served in Manufacturing and Operations management at Raychem Corporation. From 1981 to 1987, he served in the U.S. Navy where he completed six years of service as Lieutenant in the Supply Corps. Mr. Lanigan has a Bachelors of Arts in Finance from Notre Dame and a Masters degree in Systems Management from the University of Southern California.

     Christopher M. Owens has been our Vice President of Marketing since March 2001. Prior to Eclipse, Mr. Owens was Director of Marketing for the global Lamellar Surgery business of Bausch & Lomb. The Lamellar Surgery business provides surgical products for vision correction procedures. From 1997 to 2000, Mr. Owens served in a variety of sales related positions (most recently National Sales Manager) at Imagyn Medical Technologies, Inc., a manufacturer of minimally invasive surgical specialty products. From 1996 to 1997, Mr. Owens was Marketing Product Manager for Stackhouse, Inc From 1990 to 1996 he also served as a Product Development Engineer at Baxter Healthcare Corp. He has both a Bachelors and Masters degree in Plastics Engineering from the University of Massachusetts and a Masters in Business Administration from the University of Phoenix.

     Ilene L. Janofsky has served as our Chief Legal Counsel since January 2001. From 1999 to 2000 Ms. Janofsky served as Patent Manager, Intellectual Property Counsel and from June 1998 to March 1999 she served as Patent Counsel. From 1993 to 1998 Ms. Janofsky worked as an independent patent law consultant.
From 1990 to 1993 Ms. Janofsky was employed as a Patent Attorney with the Liposome Company. She has also worked as a Patent Attorney on an independent basis from 1988 to 1989 and with the New York city law firm of Ladas & Parry from 1987 to 1988. Ms. Janofsky is admitted to practice law in New York (1986), New Jersey (1986) and before the United States Patent and Trademark Office
(1983). She passed the California Bar exam in July 2000 and is awaiting admission. Ms. Janofsky received her Bachelor of Science in Clinical Nutrition from the University of Florida, Gainesville in 1976 and her Juris Doctorate from St. John's University Law School in 1985.


Item 2. Description of Property.

     Our facilities are comprised of 45,960 square feet under three separate leases. The manufacturing facility contains a Class 10,000 clean room for laser handpiece and catheter fabrication. The leases expire from July 2002 through September 2002. Our headquarters is located in Sunnyvale, California. We believe our facilities are adequate to meet our foreseeable requirements. There can be no assurance that additional facilities will be available to us, if and when needed, thereafter.


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


Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II


Item 5. Market for Registrants Shares and Related Shareholder Matters.

     (a) Our common stock has been traded on the Nasdaq National Market under the symbol, ESTI, since May 31, 1996. For the periods indicated, the following table presents the range of high and low sale prices for the common stock as reported by the Nasdaq National Market.

     2000                        High           Low
     ----                        ----           ---
     First Quarter ...........   $  11.50       $ 6.75
     Second Quarter ..........   $   7.69       $ 2.88
     Third Quarter ...........   $   4.69       $ 3.31
     Fourth Quarter ..........   $   4.06       $ 0.50

     1999                        High           Low
     ----                        ----           ---
     First Quarter ...........   $  14.25       $ 7.25
     Second Quarter ..........   $  12.38       $ 7.69
     Third Quarter ...........   $  18.69       $ 9.75
     Fourth Quarter ..........   $  15.94       $ 5.00

     As of December 31, 2000 shares of our common stock were held by 190 shareholders of record.

     We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, to generate increased growth and for general corporate purposes.


Item 6. Selected Consolidated Financial Data.

     The following selected consolidated statement of operations data for fiscal years ended 2000, 1999 and 1998 and the consolidated balance sheet data for 2000 and 1999 set forth below are derived from the our consolidated financial statements and are qualified by reference to our consolidated financial statements included herein.

     The selected consolidated statement of operations data for fiscal year ended 1997 and 1996 and the consolidated balance sheet data for 1998, 1997 and 1996 have been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period. As a result of our pooling of interest with CardioGenesis, all prior period data has been restated as if the combined entity existed for all periods presented.


                     Selected Consolidated Financial Data
                   (in thousands, except per share amounts)

                                                                      Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                 2000          1999(1)         1998            1997           1996
                                             ------------   ------------   ------------   -------------   ------------
Statement of Operations Data:
Net revenues ...............................  $   22,210     $   25,324     $   15,080      $  13,058      $  13,718
Cost of revenues ...........................      10,055         13,246          7,868          7,295          6,424
                                              ----------     ----------     ----------      ---------      ---------
   Gross profit ............................      12,155         12,078          7,212          5,763          7,294
                                              ----------     ----------     ----------      ---------      ---------
Operating expenses:
 Research and development ..................       5,065         11,353         29,861         26,217         13,323
 Sales and marketing .......................      15,349         16,553         17,663         11,542          5,949
 General and administrative ................       6,660          8,028         10,821          9,462          4,820
 Merger-related costs ......................          --          5,214             --             --             --
                                              ----------     ----------     ----------      ---------      ---------
    Total operating expenses ...............      27,074         41,148         58,345         47,221         24,092
                                              ----------     ----------     ----------      ---------      ---------
   Operating loss ..........................     (14,919)       (29,070)       (51,133)       (41,458)       (16,798)
Interest and other income (expense),
 net .......................................         310            737          3,366          5,240          3,842
                                              ----------     ----------     ----------      ---------      ---------
   Net loss. ...............................  $  (14,609)    $  (28,333)    $  (47,767)     $ (36,218)     $ (12,956)
                                              ==========     ==========     ==========      =========      =========
   Net loss per share -- basic and
    diluted ................................  $    (0.48)    $    (0.99)    $    (1.77)     $   (1.39)     $   (0.65)
                                              ==========     ==========     ==========      =========      =========
   Shares used in per share
    calculation ............................      30,166         28,629         27,000         26,027         20,019
                                              ==========     ==========     ==========      =========      =========
Balance Sheet Data:
Cash, cash equivalents and marketable
 securities ................................  $    3,357     $   13,313     $   27,941      $  75,729      $ 110,271
Working capital ............................       4,662         10,031         22,243         68,999        105,185
Total assets ...............................      16,965         34,019         52,978         91,714        123,003
Long-term debt, less current portion .......         405            815            114             10             20
Accumulated deficit ........................    (153,833)      (139,224)      (110,891)       (63,124)       (26,906)
Total shareholders' equity .................       7,974         18,573         37,276         82,374        117,061

(1) Cost of revenues includes $2.5 million of inventory write-offs and upgrades associated with the March 1999 merger.

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

     On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications, and we are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark ("CE Mark") allowing the commercial sale of our TMR laser systems and our PTMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

     We have completed pivotal clinical trials involving PTMR, and study results were submitted to the FDA in a Pre Market Approval (PMA) application in December of 1999 along with subsequent amendments. We are currently in final negotiations with the FDA in the PTMR market approval process. There can be no assurance, however, that we will receive a favorable decision from the agency.

     As of December 31, 2000, we had an accumulated deficit of $153,833,000. We expect to continue to incur operating losses related to the expansion of sales and marketing activities. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance, if any, of our products and the status and timing of regulatory approvals.


Results of Operations


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

 Net Revenues

     Net revenues of $22,210,000 for the year ended December 31, 2000 decreased $3,114,000 or 12% when compared to net revenues of $25,324,000 for the year ended December 31, 1999. The decrease in revenue was mainly due to a reduction in sales of laser systems resulting from a change, made at the end of 1999, to a new sales model which emphasizes laser system placements to develop the disposable handpiece market more rapidly. The reduction in laser sales is partially offset by an increase in disposable handpiece sales generated from the new sales model. International sales accounted for approximately 10% and 14% of total sales for the years ended December 31, 2000 and 1999, respectively. We define international sales as sales to customers located outside of the United States. (See "-- Risk Factors.")

 Gross Profit

     Gross profit increased to $12,155,000 or 55% of net revenues for the year ended December 31, 2000 as compared to $12,078,000 or 48% of net revenues for the year ended December 31, 1999. The increase in gross margin in absolute terms and as a percentage of sales resulted from the fact that in 1999 the Company wrote-off $2,523,000 of inventory in connenction with the merger, offset in part by the overall increase in fixed manufacturing costs.

 Research and Development

     Research and development expenditures of $5,065,000 decreased $6,288,000 or 55% for the year ended December 31, 2000 when compared to $11,353,000 for the year ended December 31, 1999. The decrease in these expenses reflects the decrease in activity associated with clinical trials, engineering project expenses and lower employee expenses. We expect research and development expenses to continue to decline in the upcoming year with a continuing reduction in clinical and product development activities.

 Sales and Marketing

     Sales and Marketing expenditures of $15,349,000 decreased $1,204,000 or 7% for the year ended December 31, 2000 when compared to $16,553,000 for the year ended December 31, 1999. The decrease in absolute dollars is mainly due to the late 1999 termination of a distribution agreement with an outside distributor in the United States. We expect that spending on sales and marketing will decrease in the upcoming year, despite continued development of the TMR and PTMR market, as the Company's focus on cost reduction becomes reflected in lower expenditures for outside services and travel costs.

 General and Administrative

     General and administrative expenses decreased by $1,368,000 or 17% to $6,660,000 in 2000 from $8,028,000 in 1999. The decrease is due mainly to a reduction of salary and wage expense associated with the CEO position that was filled for only a portion of 2000, a reduction in bad debt expense and general cost savings resulting from the merger with CardioGenesis Corporation that concluded in the quarter ended March 31, 1999. We expect general and administrative expenses to decline somewhat from prior year levels.

 Merger Related Costs

     There were no merger related costs in 2000 associated with the merger between us and CardioGenesis Corporation, while in 1999 there was $5,214,000 in merger related costs.

 Interest and Other Income (Expense), Net

     Interest and other income of $400,000 decreased $401,000 or 50% for the year ended December 31, 2000 when compared to $801,000 for the year ended December 31, 1999. The decrease was due to lower investments in marketable securities and cash and cash equivalents.

     Interest  expense  of  $32,000  decreased $32,000 or 50% for the year ended
December 31, 2000 when compared to $64,000 for the year ended December 31, 1999. This decrease reflects a lower level of debt outstanding.

     Equity in net loss of investee is a new non-cash expense in 2000. It represents our share of the net loss of Microheart Holdings, Inc., given our November 15, 2000 exercise of warrants to increase our ownership percentage to 32.1%.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

 Net Revenues

     Net revenues of $25,324,000 for the year ended December 31, 1999 increased $10,244,000 or 68% when compared to net revenues of $15,080,000 for the year ended December 31, 1998. The increase in revenues was due to higher sales of laser systems and disposable products resulting from the receipt of FDA approval on our TMR products. Export sales accounted for approximately 14% and 24% of total sales for the years ended December 31, 1999 and 1998, respectively. The percentage decrease relative to total sales is mainly due to higher domestic sales from the receipt of FDA approval on our TMR products. We define export sales as sales to customers located outside of the United States. (See "-- Risk Factors.")

 Gross Profit

     Gross profit increased to $12,078,000 or 48% of net revenues for the year ended December 31, 1999 as compared to $7,212,000 or 48% of net revenues for the year ended December 31, 1998. The increase in absolute terms resulted from greater sales volume, a higher average sales price per laser and lower unit costs due to lower fixed manufacturing expenses and higher production volumes offset by an inventory write-off of $2,523,000 in connection with the merger. Gross profit percentage, excluding the inventory write-off related to the merger, was 58% of net revenues.

 Research and Development

     Research and development expenditures of $11,353,000 decreased $18,508,000 or 62% for the year ended December 31, 1999 when compared to $29,861,000 for the year ended December 31, 1998. The decrease in these expenses reflects the decrease in activity associated with clinical trials, lower employee expenses and cost savings resulting from the merger with CardioGenesis.

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

     During the remaining three quarters in the year ended December 31, 1999, we recognized additional merger-related costs of $844,000, bringing the total of merger related costs to $7,737,000 for the twelve months ended December 31, 1999 of which $2,523,000 was accounted for in our cost of revenues as a write-off of inventory. This increase was mainly due to a change associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. We do not expect any further charges for merger related expense and anticipate the last merger-related payment to occur in the second part of 2001. The following table summarizes the merger-related costs (in thousands).

Description                                                            Amount
-------------------------------------------------------------------  ----------
     Financial advisory and legal fees ............................   $  2,528
     Personnel severance ..........................................      1,190
     Terminated relationships/contracts ...........................        910
     Other costs including fixed asset and inventory write-offs ...      3,109
                                                                      --------
        Subtotal ..................................................      7,737
        Less: Amount included in cost of revenues .................     (2,523)
                                                                      --------
        Total .....................................................   $  5,214
                                                                      ========

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


Liquidity and Capital Resources

     Cash, cash equivalents and short and long-term marketable securities were $3,357,000 at December 31, 2000 compared to $13,313,000 at December 31, 1999, a decrease of 75%. We used $12,281,000 of cash for operating activities, including funding our operating loss and decreases in accrued liabilities in 2000. Investing activities, consisting primarily of purchases and sale of marketable securities and additions to property and equipment, provided cash of $6,700,000, $16,100,000 and $28,400,000 in fiscal years 2000, 1999, and 1998 respectively. Financing activities provided cash of $3,400,000, $8,400,000 and $1,300,000 in fiscal years 2000, 1999 and 1998 respectively primarily from the issuance of common stock pursuant to exercise of stock options and warrants and the issuance of common stock.

     Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities. In addition, our operation has been funded in part through sales of our products.

     In September 2000, we sold 526,496 shares of our common stock to Acqua Wellington at a negotiated purchase price of $3.7987 per share. We did not pay any other compensation in conjunction with the sale of our common stock.

     In March 2001, we sold 898,202 shares of common stock to Acqua Wellington at a negotiated purchase price of $1.1133 per share. We did not pay any other compensation in conjunction with the sale of our common stock. We are contractually prohibited from obtaining any future financings under the Acqua Wellington stock purchase agreement.

     In April 2001, we sold 2,000,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. We did not pay any other compensation in conjunction with the sale of our common stock.

     We have incurred significant losses for the last several years and at December 31, 2000 have an accumulated deficit of $153,833,000. The accompanying financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products under clinical trials. We have recognized the need for infusion of cash. In September 2000, March 2001 and April 2001, we raised approximately $1,873,000, $1,000,000 and $1,925,000, respectively, net of estimated offering costs, from the sale of shares of common stock. In April 2001, we received a non-binding letter of intent from a business credit financing company regarding an asset-based financing agreement current level of which will provide an estimated $1,000,000 of additional financing based upon current level of our qualified domestic accounts receivable which will serve as collateral. We believe that if revenue from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

Quaterly Results of Operations

     The following table sets forth certain quarterly financial information for the periods indicated. This information has been derived from unaudited financial statements that, in the opinion of management, have been prepared on the same basis as the audited information, and includes all normal recurring adjustments necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future periods.

                                                                     Three Months Ended
                             ---------------------------------------------------------------------------------------------------
                                                 2000                                              1999
                             --------------------------------------------- -----------------------------------------------------
                              March 31    June 30    Sept. 30    Dec. 31        March 31        June 30    Sept. 30    Dec. 31
                             ---------- ----------- ---------- ----------- ------------------ ----------- ---------- -----------
Net revenues ...............  $  5,677   $  6,608    $  5,014   $  4,911      $    4,474       $  7,190    $  6,085    $  7,575
Gross profit ...............     3,346      3,910       2,554      2,345           1,177 (a)      3,695 (b)   2,954 (c)   4,252 (d)
Operating loss .............    (4,546)    (3,398)     (3,800)    (3,175)        (15,474)(a)     (4,339)(b)  (4,982)(c)  (4,275)(d)
Net loss ...................    (4,439)    (3,262)     (3,744)    (3,164)        (15,166)(a)     (4,201)(b)  (4,906)(c)  (4,060)(d)
Net loss per share:
 Basic and diluted .........     (0.15)     (0.11)      (0.13)     (0.10)          (0.55)         (0.15)      (0.17)      (0.14)
 Weighted average shares
  outstanding ..............    29,664     30,064      30,191     30,729          27,576         28,086      28,591      29,425

(a)  Gross profit includes cost of revenues of $1,392,000 related to inventory  write-offs in connection with the merger.  Operating loss includes  merger-related  costs of  $5,501,000.  Net loss  includes  cost of revenues of  $1,392,000  related to inventory write-offs in connection with the merger and merger-related costs of $5,501,000.

(b)  Gross profit includes cost of revenues of $625,000  related to inventory  write-offs in connection  with the merger.  Operating loss includes a reversal of a previously  recorded reserve of $541,000.  Net loss includes cost of revenues of $625,000 related to inventory write-offs in connection with the merger and a reversal of a previously recorded reserve of $541,000.

(c)  Gross profit includes cost of revenues of $179,000  related to inventory  write-offs in connection  with the merger.  Operating loss includes  merger-related costs of $257,000. Net loss includes cost of revenues of $179,000 related to inventory write-offs in connection with the merger and merger-related costs of $257,000.

(d)  Gross profit includes cost of revenues of $327,000  related to inventory  write-offs in connection  with the merger.  Operating loss includes  a reversal of a previously recorded reserve of $4,000. Net loss includes cost of revenues of $327,000 related to inventory write-offs in connection with the merger and a reversal of a previously recorded reserve of $4,000.


Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities. We will adopt SFAS 133 in the first quarter of 2001 and we do not believe that the initial adoption will have a material impact on the financial statements.


Factors Affecting Future Results

     IN ADDITION TO THE OTHER INFORMATION INCLUDED IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING US AND OUR BUSINESS.

     WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING IN THE FUTURE. In the future, we may require additional funds for operating expenses. Our capital requirements may vary and will depend on both internal and external factors. Internal factors affecting our capital requirements include our ability to generate increased sales, profits and cash flow from operations. External factors affecting our capital requirements include the progress of our PTMR submission with the FDA, and competing technological and market developments. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and will not have sufficient cash to fund our operations. If this occurs, we may have to significantly reduce our operations until an appropriate solution is implemented.

     WE MAY FAIL TO OBTAIN REQUIRED REGULATORY APPROVALS TO MARKET OUR PRODUCTS IN THE UNITED STATES. Our business, financial condition and results of operations could be harmed by any of the following events, circumstances or occurrences related to the regulatory process:

     * the failure to obtain regulatory approvals for our PTMR system;

     * significant limitations in the indicated uses for which our products may be marketed;

     * substantial costs incurred in obtaining regulatory approvals.

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

     THE MEDICAL COMMUNITY HAS NOT BROADLY ADOPTED OUR PRODUCTS, AND UNLESS OUR PRODUCTS ARE BROADLY ADOPTED, OUR BUSINESS WILL SUFFER. Our TMR products have not yet achieved broad commercial adoption, and our PTMR products are experimental and have not yet achieved broad clinical adoption. We cannot predict whether or at what rate and how broadly our products will be adopted by the medical community. Our business would be harmed if our TMR and PTMR systems fail to achieve significant market acceptance.

     Positive endorsements by physicians are essential for clinical adoption of our TMR and PTMR laser systems. Even if the clinical efficacy of TMR and PTMR laser systems is established, physicians may elect not to recommend TMR and PTMR laser systems for any number of reasons. The reasons why TMR or PTMR laser systems may effectively treat coronary artery disease are not fully understood. Although we intend to use research, development and clinical efforts to understand better the physiological effects of TMR and PTMR treatment, we may not achieve such understanding on a timely basis, or at all. TMR and PTMR laser systems may not be clinically adopted unless we:

     * understand thoroughly the physiological effects of the products;

     * provide scientific evidence of long term benefits for treated patients, and

     * disseminate such understanding within the medical community.

     Clinical adoption of these products will also depend upon:

     * our ability to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR and PTMR therapy;

     * willingness of such physicians to adopt and recommend such procedures to their patients; and

     * raising the awareness of TMR and then PTMR with the targeted patient population.

     Patient acceptance of the procedure will depend on:

     * physician recommendations;

     * the degree of invasiveness;

     * the effectiveness of the procedure; and

     * the rate and severity of complications associated with the procedure as compared to other procedures.

     TO EXPAND OUR BUSINESS, WE MUST ESTABLISH EFFECTIVE SALES, MARKETING AND DISTRIBUTION SYSTEMS, AND WE HAVE LIMITED EXPERIENCE TO DATES ESTABLISHING THESE OPERATIONS. To expand our business, we must establish effective systems to sell, market and distribute products. To date, we have had limited sales which have consisted primarily of U.S. sales of our TMR lasers and disposable handpieces on a commercial basis since February 1999 and PTMR lasers and disposable catheters for investigational use only.

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

     THE EXPANSION OF OUR BUSINESS MAY PUT ADDED PRESSURE ON OUR MANAGEMENT AND OPERATIONAL INFRASTRUCTURE AND COULD CREATE NUMEROUS RISKS AND CHALLENGES. The growth in our business may place a significant strain on our limited personnel, management and other resources. The evolving growth of our business involves numerous risks and challenges, including:

     * the dependence on the growth of the market for our TMR and PTMR systems;

     * domestic and international regulatory developments;

     * rapid technological change;

     * the highly competitive nature of the medical devices industry; and

     * the risk of entering emerging markets in which we have limited or no direct experience.

     Our future operating results will be significantly affected by our ability to:

     * successfully and rapidly expand sales to potential customers;

     * implement operating, manufacturing and financial procedures and controls;

     * improve coordination among different operating functions;

     * continue to attract, train and motivate additional qualified personnel in all areas; and

     * achieve manufacturing efficiencies as production volume increases.

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

     OUR OPERATING RESULTS WILL FLUCTUATE AND QUARTER TO QUARTER COMPARISONS OF OUR RESULTS MAY NOT INDICATE FUTURE PERFORMANCE. Our operating results have fluctuated significantly from quarter to quarter and are expected to fluctuate significantly from quarter to quarter due to a number of events and factors, including:

     * the level of product demand and the timing of customer orders;

     * changes in strategy;

     * delays associated with the FDA and other regulatory approval processes;

     * personnel changes;

     * the level of international sales;

     * changes in competitive pricing policies;

     * the ability to develop, introduce and market new and enhanced versions of products on a timely basis;

     * deferrals in customer orders in anticipation of new or enhanced products;

     * product quality problems; and

     * the enactment of health care reform legislation and any changes in third party reimbursement policies.

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

     In October 2000, preliminary results from a competitor's clinical trial of a catheter-based device employing "Direct Myocardial Revascularization" (DMR) were presented at a medical conference in Washington D.C. The trial's principal investigator concluded that the DMR device did not show significant evidence of clinical benefit with regard to angina class reduction or exercise tolerance, and questioned the efficacy of other devices and procedures relying on TMR. We believe that the preliminary results of the DMR device study should not call the results of our PTMR study into question because the devices and procedures are substantially different. We cannot assure you, however, that the preliminary results of the DMR device study will not impact our submission for the Axcis PTMR system to the FDA.

     WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR PRODUCTS IF WE FAIL TO OBTAIN THIRD PARTY REIMBUSEMENT FOR THE PROCEDURES PERFORMED WITH OUR PRODUCTS. Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. A failure by third party payors to provide adequate reimbursement for the TMR and PTMR procedures that use our products would harm our business.

     Effective July 1, 1999 the Health Care Financing Administration commenced Medicare coverage for TMR systems for any manufacturer's TMR procedures. Hospitals are now eligible to receive Medicare reimbursement for TMR procedures. The Health Care Financing Administration may not approve reimbursement for PTMR. If it does not provide reimbursement, our business will suffer. We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PTMR procedures. If they do not provide reimbursement, our business will suffer.

     Third party payors may deny reimbursement if they determine that the device used in a treatment is:

     * unnecessary;

     * inappropriate;

     * experimental;

     * used for a non-approved indication; or

     * not cost-effective.

     Potential purchasers must determine whether the clinical benefits of our TMR and PTMR laser systems justify:

     * the additional cost or the additional effort required to obtain prior authorization or coverage; and

     * the uncertainty of actually obtaining such authorization or coverage.

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

     The market for TMR and PTMR laser systems is characterized by rapid technical innovation. Accordingly, our current or future competitors may succeed in developing TMR and PTMR products or procedures that:

     * are more effective than our products;

     * are more effectively marketed than our products; or

     * may render our products or technology obsolete.

     We currently compete with PLC Systems, Inc., Johnson & Johnson and Boston Scientific. PLC is currently selling TMR commercially in the United States and abroad, while Johnson & Johnson is currently selling PTMR products for investigational use. Boston Scientific has acquired radio frequency technology to begin a percutaneous feasibility trial in the United States under a preliminary IDE. PLC recently announced a co-marketing agreement with Edwards Life Sciences to distribute their lasers and disposables. This action will add another 18 direct domestic sales representatives involved in promoting the PLC technology.

     Even with the FDA approval for our TMR laser system, we will face competition for market acceptance and market share for that product. Our ability to compete may depend in significant part on the timing of introduction of competitive products into the market, and will be affected by the pace, relative to competitors, at which we are able to:

     * develop products;

     * complete clinical testing and regulatory approval processes;

     * obtain third party reimbursement acceptance; and

     * supply adequate quantities of the product to the market.

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

     OUR PRODUCTS DEPEND ON TMR TECHNOLOGY THAT IS RAPDILY CHANGING WHICH COULD REQUIRE US TO INCUR SUBSTANTIAL PRODUCT DEVELOPMENT EXPENDITURE. TMR and PTMR laser systems are our only products. Accordingly, if we fail to develop and commercialize successfully our TMR and PTMR laser systems, then our business would suffer.

     The medical device industry is characterized by rapid and significant technological change. Our future success will depend in large part on our ability to respond to such changes. In addition, we must expand the indications and applications for our products by developing and introducing enhanced and new versions of our TMR and PTMR laser systems. Product research and development requires substantial expenditures and is inherently risky. We may not be able to:

     * identify products for which demand exists; or

     * develop products that have the characteristics necessary to treat particular indications.

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

     OVERALL INCREASES IN MEDICAL COSTS COULD ADVERSELY AFFECT OUR BUSINESS. We believe that the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by them. We can not assure you that in either United States or international markets that:

     * third party reimbursement and coverage will be available or adequate;

     * current reimbursement amounts will not be decreased in the future; or

     * future legislation, regulation or reimbursement policies of third party payors will not otherwise adversely affect the demand for our products or our ability to profitably sell our products.

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

     WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE. We have incurred significant losses since inception. Our revenues and operating income will be constrained:

     * until such time, if ever, as we obtain broad commercial adoption of our TMR laser systems by healthcare facilities in the United States;

     * until such time, if ever, as we obtain FDA and other regulatory approvals for our PTMR laser systems; and

     * for an uncertain period of time after such approvals are obtained.

     We may not achieve or sustain profitability in the future.

     IF WE EXPERIENCE INCREASED DEMAND FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS TO MEET SUCH DEMAND. We may be required to expand our business to:

     * respond to increasing clinical adoption of the TMR procedure;

     * develop future products;

     * generally compete successfully;

     * complete the clinical trials that are currently in progress; and

     * prepare additional products for clinical trials.

     Such expansion could place a significant strain on managerial, operational and financial systems and resources. To accommodate such expansion and compete effectively, we must improve information systems, procedures and controls and expand, train, motivate and manage our employees.

     THIRD PARTIES MAY LIMIT THE DEVELOPMENT AND PROTECTION OF OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION. Our success is dependent in large part on our ability to:

     * obtain patent protection for our products and processes;

     * preserve our trade secrets and proprietary technology; and

     * operate without infringing upon the patents or proprietary rights of third parties.

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

     We may not be able to protect our intellectual property because:

     * patents may not be issued;

     * patents may be challenged, invalidated or designed around by competitors; or

     * patent protection may not continue to be available for surgical methods in the future.

     COSTLY LITIGATION MAY BE NECESSARY PROTECT INTELLECTUAL PROPERTY RIGHTS. We may have to engage in time consuming and costly litigation to protect our intellectual property rights or to determine the proprietary rights of others. In addition, we may become subject to patent infringement claims or litigation, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions.

     Defending and prosecuting intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We may be required to litigate further to:

     * enforce our issued patents;

     * protect our trade secrets or know-how; or

     * determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or interference proceedings will result in substantial expense and significant diversion of effort by technical and management personnel. If the results of such litigation or interference proceedings are adverse to us, then the results may:

     * subject us to significant liabilities to third parties;

     * require us to seek licenses from third parties;

     * prevent us from selling our products in certain markets or at all; or

     * require us to modify our products.

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

     Furthermore, we cannot assure you that our competitors:

     * have not developed or will not develop similar products;

     * will not duplicate our products; or

     * will not design around any patents issued to or licensed by us.

     Because patent applications in the United States were, until recently, maintained in secrecy until patents issue, we cannot be certain that:

     * others did not first file applications for inventions covered by our pending patent applications; or

     * we will not infringe any patents that may issue to others on such applications.

     The United States patent laws exempt physicians, other health care professionals, and affiliated entities from infringement liability for medical and surgical procedures performed on patients. We are not able to predict if this amendment will materially affect our ability to protect our proprietary methods and procedures.

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

     In addition to our patents, we rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We may not be able to meaningfully protect our unpatented technology because:

     * our employees, consultants and advisors may breach their confidentiality and invention assignment agreements and there may not be an adequate remedy for such breach;

     * our  competitors  may  independently  develop  substantially   equivalent
       proprietary information and techniques; or

     * competitors may otherwise gain access to our proprietary technology.  Our
       inability  to  protect  our   unpatented   intellectual   property  could
       materially harm our business.

     WE DEPEND ON SINGLE SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS AND PRODUCTION WOULD BE INTERRUPTED IF A KEY SUPPLIER HAD TO BE REPLACED. We currently purchase certain critical laser and fiber-optic components from single sources. Although we have identified alternative suppliers, a lengthy process would be
required   to   qualify   them  as  additional  or  replacement  suppliers.  Any
significant interruption in the supply of critical materials or components could delay our ability to manufacture our products and could harm our manufacturing operations, business and results of operations.

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

     Certain of our suppliers could have difficulty expanding their manufacturing capacity to meet our needs if demand for our TMR and PTMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers could cause a delay in regulatory approvals or adversely affect product acceptance. We can not predict if:

     * materials obtained from outside suppliers will continue to be available in adequate quantities; or

     * alternative suppliers can be located on a timely basis.

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

     WE HAVE LIMITED MANUFACTURING EXPERIENCE WHICH COULD PREVENT US FROM SUCCESSFULLY INCREASING CAPACITY IN RESPONSE TO MARKET DEMAND. We have limited
experience   in   manufacturing   products.   Manufacturers   often   encounter
difficulties in increasing production, including problems involving:

     * production yields;

     * adequate supplies of components;

     * quality control and assurance (including failure to comply with good manufacturing practices regulations, international quality standards and other regulatory requirements); and

     * shortages of qualified personnel.

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

     WE MUST COMPLY WITH FDA MANUFACTURING STANDARDS OR FACE FINES OR OTHER PENALTIES INCLUDING SUSPENSION OF PRODUCTION. We are required to demonstrate compliance with the FDA's current good manufacturing practices regulations if we market devices in the United States or manufacture finished devices in the United States. The FDA inspects manufacturing facilities on a regular basis to determine compliance. If we fail to comply with applicable FDA or other regulatory requirements, we can be subject to:

     * fines, injunctions, and civil penalties;

     * recalls or seizures of products;

     * total or partial suspensions of production; and

     * criminal prosecutions.

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

     WE DEPEND HEAVILY ON KEY PERSONNEL. Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel.

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

     WE MAY FAIL TO COMPLY WITH INTERNATIONAL REGULATORY REQUIREMENTS AND COULD BE SUBJECT TO REGULATORY DELAYS, FINES OR OTHER PENALTIES. Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. The impact of the following factors would harm our business:

     * delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;

     * the loss of previously obtained approvals or clearances; or

     * the failure to comply with existing or future regulatory requirements.

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

     The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than regulatory approval. Except as stated in the following sentence, the FDA must approve exports of devices that require a PMA but are not yet approved domestically. An unapproved device may be exported without prior FDA approval to any member country of the European Union and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South
Africa:

     * if the device is approved for sale by that country; or

     * for investigational use in accordance with the laws of that country.

     We received the CE Mark for our TMR laser system in May 1997 and for our PTMR laser system in April 1998. In the European Economic Area, we will be:

     * subject to continued supervision;

     * required to report any serious adverse incidents to the appropriate authorities; and

     * required to comply with additional national requirements that are outside the scope of the Medical Device Directive.

     We became ISO 9001 certified in May 1997. We may not be able to:

     * achieve or maintain the compliance required for CE marking on all or any of our products; and

     * produce our products  profitably  and in a timely manner while  complying
       with  the   requirements  of  the  Medical  Device  Directive  and  other regulatory requirements.

     If we fail to comply with applicable regulatory requirements we could face:

     * fines, injunctions, civil penalties;

     * recalls or seizures of products;

     * total or partial suspensions of production;

     * refusals by foreign governments to permit product sales; and

     * criminal prosecution.

     Furthermore, if existing regulations are changed or new regulations or policies are adopted, we may:

     * not be able to obtain, or affect the timing of, future regulatory approvals or clearances;

     * not be able to obtain necessary regulatory clearances or approvals on a timely basis or at all; and

     * be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals.

     WE SELL OUR PRODUCTS INTERNATIONALLY WHICH SUBJECTS US TO CERTAIN RISKS OF TRANSACTING BUSINESS IN FOREIGN COUNTRIES. Our international revenue is subject to the following risks:

     * foreign currency fluctuations;

     * economic or political instability;

     * foreign tax laws;

     * shipping delays;

     * various tariffs and trade regulations;

     * restrictions and foreign medical regulations;

     * customs duties, export quotas or other trade restrictions; and

     * difficulty in protecting intellectual property rights.

     Any  of  these  factors  could  have an adverse effect on our international
sales   revenues.  In  future  quarters,  international  sales  could  become  a significant portion of our revenue.

     WE MAY NOT ACHIEVE WIDE ACCEPTANCE OF OUR PRODUCTS IN FOREIGN MARKETS IF WE FAIL TO OBTAIN THIRD PARTY REIMBUSEMENT FOR THE PROCEDURES PERFORMED WITH OUR PRODUCTS. If we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country. They include both government sponsored health care and private insurance. Although we expect to seek international reimbursement approvals, any such approvals may not be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could hurt market acceptance of TMR products in the international markets in which such approvals are sought.

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

     THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended December 31, 2000, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $11.050 to a low of $0.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

     * actual or anticipated variations in our quarterly operating results;

     * announcements of technological innovations or new products or services by us or our competitors;

     * announcements relating to strategic relationships or acquisitions;

     * changes in financial estimates by securities analysts;

     * statements by securities analysts regarding us or our industry;

     * conditions or trends in the medical device industry; and

     * changes in the economic performance and/or market valuations of other medical device companies.

     Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts at some time in the future, and our stock price could decline as a result.

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

     Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 QUANTITATIVE DISCLOSURES

     The Company is exposed to market risks inherent in its operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. The Company does not use derivatives to alter the interest characteristics of its marketable securities or its debt instruments. The Company has no holdings of derivative or commodity instruments.

     INTEREST RATE RISK. The Company is subject to interest rate risks on cash and cash equivalents and existing long-term debts and any future financing requirements. The long-term debt at December 31, 2000 consists of outstanding balances on a note payable and lease obligations.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company's existing cash and cash equivalents and long-term debt instruments:

                                                                                                    Total Fair
In Thousands                             2001         2002         2003        2004       2005        Value
------------------------------------ -----------   ----------   ----------   --------   --------   -----------
Assets
 Cash, cash equivalents ............   $ 3,357       $  --        $  --       $ --       $ --        $ 3,357
 Weighted average interest rate ....       4.7%         --           --         --         --            4.7%
Liabilities
Fixed Rate Debt
 Note payable ......................   $    86       $  --        $  --       $ --       $ --        $    86
 Weighted average interest rate ....       8.0%         --           --         --         --            8.0%
 Lease obligation ..................   $    32       $   32       $   32      $ --       $ --        $    96
 Weighted average interest rate ....       6.8%         6.8%         6.8%       --         --            6.8%

 Qualitative Disclosures

     Interest Rate Risk. The Company's primary interest rate risk exposures relate to the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future operations.

     The Company manages interest rate risk on its outstanding long-term debts through the use of fixed rate debt. Management evaluates the Company's financial position on an ongoing basis.

     The Company does not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders, currently scheduled for May 30, 2001, and the information included in the proxy statement is incorporated herein by reference.


Item 11. Executive Compensation and Other Matters.

     Certain of the information concerning our executive officers required by this Item is contained in the section of Part I of this Annual Report on Form 10-K entitled "Item 1. Business -- Employees."

     The information concerning our directors and the remaining information concerning our executive officers required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2001 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2001 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2001 Annual Meeting of Shareholders.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1) Financial  Statements.  The financial  statements required to be filed by
       Item 8 herewith are as follows:




                                                                                          Page
                                                                                         -----
   Report of Independent Accountants .................................................    35
   Consolidated Balance Sheets as of December 31, 2000 and 1999 ......................    36
   Consolidated Statements of Operations and Comprehensive Loss for the years ended
    December 31, 2000, 1999 and 1998 .................................................    37
   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 2000, 1999 and 1998 .................................................    38
   Consolidated Statements of Cash Flows for the years ended December 31, 2000,
    1999 and 1998 ....................................................................    39
   Notes to Consolidated Financial Statements ........................................    40


(2)  Financial Statement Schedule.

     The following financial statement schedule is filed herewith.

   Schedule II -- Valuation and Qualifying Accounts ..................................    52

(3)  Exhibits.

     The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b) Reports on Form 8-K.

     We filed no reports on Form 8-K during the three month period ended December 31, 2000.

(c) Exhibits.

     The exhibits below are filed or incorporated herein by reference.

   Exhibit
    Number                                         Description
------------- ------------------------------------------------------------------------------------
  2.1 (2)     Agreement and Plan of Reorganization among the Company, CardioGenesis Corporation and RW Acquisition Corporation dated October 21, 1998.
   3.1 (2)    Certificate of Amendment and Restated Articles of Incorporation of Registrant.
   3.2 (2)    Amended and Restated Bylaws of Registrant.
  10.1 (2)    Form of Director and Officer Indemnification Agreement.
  10.2 (2)    Stock Option Plan.
  10.3 (2)    Director Stock Option Plan.
  10.4 (2)    1996 Employee Stock Purchase Plan.
  10.5 (2)    Facilities Lease for 1049 Kiel Court, Sunnyvale, California.
  10.6 (2)    Facilities Lease for 1139 Karlstad Drive, Sunnyvale, California.
  10.7 (2)    401(k) Plan.
  10.8 (3)    CardioGenesis 1993 Equity Incentive Plan
  10.9 (3)    CardioGenesis 1996 Directors Stock Option Plan
  10.10(3)    CardioGenesis 1996 Employee Stock Purchase Plan
  10.11(4)    CardioGenesis 1996 Equity Incentive Plan
  10.12       Letter employment agreement dated October 16, 2000 between the Company and Michael
              J. Quinn, Chief Executive Officer.
  10.13       Letter employment agreement dated December 19, 2000 between the company and Darrell
              F. Eckstein, Vice President of Operations.
  21.1        List of Subsidiaries
  23.1        Consent of PricewaterhouseCoopers LLP
  24.1        Power of Attorney (see page 34)

------------
(1) Incorporated   herein   by   reference   to  Appendix  1  to  the  Company's
    Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).
(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.
(3) Incorporated herein by reference from CardioGenesis Corporation's Form SB-2, (File No. 333-3752-LA), declared effective on May 21, 1996.
(4) Incorporated herein by reference from CardioGenesis Corporation's Form S-8, (File No. 333-35095, dated September 8, 1997).

                                       33

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                        Registrant


    Date: April 17, 2001                    By: /s/ Michael J. Quinn
                                           ------------------------------------
                                                    Michael J. Quinn
                                           Chief Executive Officer, President,
                                           Chairman of the Board and Director
                                               (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael J. Quinn and/or Ian A. Johnston and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.




           Signature                                Title                           Date
-------------------------------   -----------------------------------------   ---------------
/s/    MICHAEL J. QUINN              Chief Executive Officer, President,       April 17, 2001
---------------------------          Chairman of the Board and Director
      Michael J. Quinn                 (Principal Executive Officer)

/s/    IAN A. JOHNSTON             Vice President of Finance and Treasurer     April 17, 2001
---------------------------               (Principal Accounting and
      Ian A. Johnston                         Financial Officer)

/s/    ALAN L. KAGANOV, SC.D.                     Director                     April 17, 2001
---------------------------
      Alan L. Kaganov, Sc.D.

/s/    JACK M. GILL                               Director                     April 17, 2001
---------------------------
      Jack M. Gill

/s/    ROBERT L. MORTENSEN                        Director                     April 17, 2001
---------------------------
      Robert L. Mortensen

/s/    ROBERT C. STRAUSS                          Director                     April 17, 2001
---------------------------
      Robert C. Strauss


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Eclipse Surgical Technologies, Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of Eclipse Surgical Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsiblility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
San Jose, California
January 26, 2001, except Note 18
as to which the date is April 16, 2001

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999
                                 (in thousands)

                                    ASSETS
                                                                                  2000           1999
                                                                              ------------   ------------
Current assets:
 Cash and cash equivalents ................................................    $    3,357     $    5,566
 Marketable securities ....................................................           --           3,227
 Accounts receivable, net of allowance for doubtful accounts of $353 and
   $1,079 at December 31, 2000 and 1999, respectively .....................         3,654          8,119
 Inventories, net of reserve of $3,102 and $2,705 at December 31, 2000
   and 1999, respectively .................................................         5,400          6,983
 Prepaids and other current assets ........................................           837            767
                                                                               ----------     ----------
   Total current assets ...................................................        13,248         24,662
Property and equipment, net ...............................................         1,048          1,220
Long-term marketable securities ...........................................           --           4,520
Accounts receivable over one year, net of allowance for doubtful accounts
 of $443 and $797, at December 31, 2000 and 1999, respectively.............           119          1,125
Other assets ..............................................................         2,550          2,492
                                                                               ----------     ----------
   Total assets ...........................................................    $   16,965     $   34,019
                                                                               ==========     ==========
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................................................    $      689     $    1,819
 Accrued liabilities ......................................................         5,789          9,557
 Customer deposits ........................................................           186            145
 Deferred revenue .........................................................         1,310          1,720
 Note payable .............................................................            86            --
 Current portion of capital lease obligation ..............................            26             26
 Current portion of long-term liabilities .................................           500          1,364
                                                                               ----------     ----------
   Total current liabilities ..............................................         8,586         14,631
Capital lease obligation, less current portion ............................            66             90
Long-term liabilities, less current portion ...............................           339            725
                                                                               ----------     ----------
   Total liabilities ......................................................         8,991         15,446
                                                                               ----------     ----------
Commitments and contingencies (Note 11)
Shareholders' equity:
 Preferred stock: no par value; 6,600 shares authorized; none issued and
   outstanding; ...........................................................           --             --
 Common stock: no par value; 82,000 shares authorized; 30,836 and 29,437 shares issued and outstanding at December 31, 2000 and 1999,
   respectively ...........................................................       161,938        158,338
 Deferred compensation ....................................................           (66)          (466)
 Accumulated other comprehensive loss .....................................           (65)           (75)
 Accumulated deficit ......................................................      (153,833)      (139,224)
                                                                               ----------     ----------
   Total shareholders' equity .............................................         7,974         18,573
                                                                               ----------     ----------
   Total liabilities and shareholders' equity .............................    $   16,965     $   34,019
                                                                               ==========     ==========

The  accompanying  notes  are  an  integral part of these consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Years Ended December 31, 2000, 1999 and 1998
                   (in thousands, except per share amounts)


                                                                      2000              1999             1998
                                                                 --------------   ----------------   ----------
Net revenues ...................................................   $   22,210        $  25,324         $ 15,080
Cost of revenues ...............................................       10,055           13,246            7,868
                                                                   ----------        ---------         --------
      Gross profit .............................................       12,155           12,078            7,212
                                                                   ----------        ---------         --------
Operating expenses:
 Research and development ......................................        5,065           11,353           29,861
 Sales and marketing ...........................................       15,349           16,553           17,663
 General and administrative ....................................        6,660            8,028           10,821
 Merger-related costs ..........................................          --             5,214              --
                                                                   ----------        ---------         --------
      Total operating expenses .................................       27,074           41,148           58,345
                                                                   ----------        ---------         --------
      Operating loss ...........................................      (14,919)         (29,070)         (51,133)
Interest expense ...............................................          (32)             (64)             (88)
Interest and other income ......................................          400              801            3,454
Equity in net loss of investee .................................          (58)             --               --
                                                                   ----------        ---------         --------
      Net loss .................................................      (14,609)         (28,333)         (47,767)
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period .....           44             (145)              38
   Less: reclassification adjustment for gains included in net
    income .....................................................          --                (5)             (50)
    Foreign currency translation adjustment ....................          (34)              26                3
                                                                   ----------        -----------       --------
    Other comprehensive income (loss) ..........................           10             (124)              (9)
                                                                   ----------        -----------       --------
      Comprehensive loss .......................................   $  (14,599)       $ (28,457)        $(47,776)
                                                                   ==========        ===========       ========
Net loss per share:
 Basic and diluted .............................................   $    (0.48)       $   (0.99)        $  (1.77)
                                                                   ==========        ===========       ========
 Weighted average shares outstanding ...........................       30,166           28,629           27,000
                                                                   ==========        ===========       ========

The  accompanying  notes  are  an  integral part of these consolidated financial statements

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                        Common Stock
                                                   -----------------------    Deferred
                                                    Shares(#)     Amount    Compensation
                                                   ----------- ----------- --------------
Balances, December 31, 1997 ......................    26,511    $146,288       $ (848)
 Issuance of common stock pursuant to
   exercise of options ...........................       650       1,496          --
 Issuance of common stock pursuant to
   exercise of warrants ..........................       305         725          --
 Deferred stock compensation .....................       --          438         (438)
 Amortization of deferred compensation ...........       --          --           457
 Net change in unrealized gain on marketable
   securities ....................................       --          --           --
 Foreign currency translation adjustment .........       --          --           --
 Net loss ........................................       --          --           --
                                                      ------    --------       ------
Balances, December 31, 1998 ......................    27,466     148,947         (829)
 Issuance of common stock pursuant to
   exercise of options ...........................     1,522       7,747          --
 Issuance of common stock pursuant to
   exercise of warrants ..........................       449         833          --
 Deferred stock compensation .....................       --          811         (811)
 Amortization of deferred compensation ...........       --          --         1,174
 Net change in unrealized gain on marketable
   securities ....................................       --          --           --
 Foreign currency translation adjustment .........       --          --           --
 Net loss ........................................       --          --           --
                                                      ------    --------       ------
Balances, December 31, 1999 ......................    29,437     158,338         (466)
 Issuance of common stock pursuant to
   exercise of options ...........................       640       1,064          --
 Issuance of common stock pursuant to stock
   purchase under the Employee Stock
   Purchase Plan .................................       204         388          --
 Issuance of common stock in a private
   replacement ...................................       526       1,873          --
 Issuance of common stock in lieu of payment
   for services ..................................        29          44          --
 Deferred stock compensation .....................       --          231         (231)
 Amortization of deferred compensation ...........       --          --           631
 Net change in unrealized gain on marketable
   securities ....................................       --          --           --
 Foreign currency translation adjustment .........       --          --           --
 Net loss ........................................       --          --           --
                                                      ------    --------       ------
Balances, December 31, 2000 ......................    30,836    $161,938       $  (66)
                                                      ======    ========       ======


                                                     Accumulated
                                                        Other
                                                    Comprehensive
                                                       Income       Accumulated
                                                       (Loss)         Deficit        Total
                                                   -------------- -------------- ------------
Balances, December 31, 1997 ......................     $   58       $  (63,124)   $   82,374
 Issuance of common stock pursuant to
   exercise of options ...........................        --               --          1,496
 Issuance of common stock pursuant to
   exercise of warrants ..........................        --               --            725
 Deferred stock compensation .....................        --               --            --
 Amortization of deferred compensation ...........        --               --            457
 Net change in unrealized gain on marketable
   securities ....................................        (12)             --            (12)
 Foreign currency translation adjustment .........          3              --              3
 Net loss ........................................        --           (47,767)      (47,767)
                                                       ------       ----------    ----------
Balances, December 31, 1998 ......................         49         (110,891)       37,276
 Issuance of common stock pursuant to
   exercise of options ...........................        --               --          7,747
 Issuance of common stock pursuant to
   exercise of warrants ..........................        --               --            833
 Deferred stock compensation .....................        --               --            --
 Amortization of deferred compensation ...........        --               --          1,174
 Net change in unrealized gain on marketable
   securities ....................................       (150)             --           (150)
 Foreign currency translation adjustment .........         26              --             26
 Net loss ........................................        --           (28,333)      (28,333)
                                                       ------       ----------    ----------
Balances, December 31, 1999 ......................        (75)        (139,224)       18,573
 Issuance of common stock pursuant to
   exercise of options ...........................        --               --          1,064
 Issuance of common stock pursuant to stock
   purchase under the Employee Stock
   Purchase Plan .................................        --               --            388
 Issuance of common stock in a private
   replacement ...................................        --               --          1,873
 Issuance of common stock in lieu of payment
   for services ..................................        --               --             44
 Deferred stock compensation .....................        --               --            --
 Amortization of deferred compensation ...........        --               --            631
 Net change in unrealized gain on marketable
   securities ....................................         44              --             44
 Foreign currency translation adjustment .........        (34)             --            (34)
 Net loss ........................................        --           (14,609)      (14,609)
                                                       ------       ----------    ----------
Balances, December 31, 2000 ......................     $  (65)      $ (153,833)   $    7,974
                                                       ======       ==========    ==========

The  accompanying  notes  are  an  integral part of these consolidated financial statements


                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                                            2000
                                                                                       --------------
Cash flows from operating activities:
 Net loss ............................................................................   $  (14,609)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization .......................................................          933
 Loss/(gain) from investment in MicroHeart Holdings, Inc .............................           58
 Provision for doubtful accounts .....................................................          620
 Inventory reserves ..................................................................        1,788
 Amortization of deferred compensation ...............................................          631
 Amortization of license fees ........................................................          194
 Loss on disposal of property and equipment ..........................................          --
 Issuance of stock to private company in lieu of payment for services ................           44
 Changes in operating assets and liabilities:
  Accounts receivable -- short term ..................................................        3,756
  Inventories ........................................................................         (694)
  Prepaids and other current assets ..................................................          (70)
  Other assets .......................................................................          --
  Accounts receivable -- long term ...................................................        1,096
  Accounts payable ...................................................................       (1,130)
  Accrued liabilities ................................................................       (3,768)
  Current portion of long term liabilities ...........................................         (375)
  Long term liabilities ..............................................................         (386)
  Customer deposits ..................................................................           41
  Deferred revenue ...................................................................         (410)
                                                                                         ----------
   Net cash used in operating activities .............................................      (12,281)
                                                                                         ----------
Cash flows from investing activities:
 Purchase of marketable securities ...................................................       (3,317)
 Maturities of marketable securities .................................................       11,108
 Acquisition of property and equipment ...............................................         (762)
 Exercise of warrants in Microheart Holdings, Inc. ...................................         (310)
                                                                                         ----------
   Net cash provided by investing activities .........................................        6,719
                                                                                         ----------
Cash flows from financing activities:
 Net proceeds from issuance of common stock from exercise of options and warrants.....        1,452
 Net proceeds from sale of common stock ..............................................        1,873
 Proceeds from short term borrowings .................................................           86
 Repayment of note payable ...........................................................          --
 Repayments of capital lease obligations .............................................          (24)
                                                                                         ----------
   Net cash provided by financing activities .........................................        3,387
   Effects of exchange rate changes on cash and cash equivalents .....................          (34)
                                                                                         ----------
   Net increase (decrease) in cash and cash equivalents ..............................       (2,209)
Cash and cash equivalents at beginning of year .......................................        5,566
                                                                                         ----------
Cash and cash equivalents at end of year .............................................   $    3,357
                                                                                         ==========
Supplemental schedule of cash flow information:
 Interest paid .......................................................................   $       32
                                                                                         ==========
 Taxes paid ..........................................................................   $      153
                                                                                         ==========
Supplemental schedule of noncash investing and financing activities:
 Change in unrealized gain (loss) on marketable securities ...........................   $       44
                                                                                         ==========
 Investment in MicroHeart Holdings, Inc ..............................................   $      --
                                                                                         ==========
 Deferred compensation ...............................................................   $      231
                                                                                         ==========
 Acquisition of equipment under capital leases .......................................   $      --
                                                                                         ==========

                                                                                            1999           1998
                                                                                       -------------- --------------
Cash flows from operating activities:
 Net loss ............................................................................   $  (28,333)    $  (47,767)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization .......................................................        1,453            908
 Loss/(gain) from investment in MicroHeart Holdings, Inc .............................          --            (400)
 Provision for doubtful accounts .....................................................        1,377          1,017
 Inventory reserves ..................................................................        1,782             68
 Amortization of deferred compensation ...............................................        1,174            457
 Amortization of license fees ........................................................          195            --
 Loss on disposal of property and equipment ..........................................          317            --
 Issuance of stock to private company in lieu of payment for services ................          --             --
 Changes in operating assets and liabilities:
  Accounts receivable -- short term ..................................................          551         (4,548)
  Inventories ........................................................................          799         (4,167)
  Prepaids and other current assets ..................................................        1,195           (229)
  Other assets .......................................................................           24            --
  Accounts receivable -- long term ...................................................           51         (1,963)
  Accounts payable ...................................................................          230           (601)
  Accrued liabilities ................................................................       (1,907)         5,595
  Current portion of long term liabilities ...........................................          --             --
  Long term liabilities ..............................................................         (687)           --
  Customer deposits ..................................................................         (111)           185
  Deferred revenue ...................................................................         (425)         1,995
                                                                                         ----------     ----------
   Net cash used in operating activities .............................................      (22,315)       (49,450)
                                                                                         ----------     ----------
Cash flows from investing activities:
 Purchase of marketable securities ...................................................      (44,702)       (45,067)
 Maturities of marketable securities .................................................       61,473         73,646
 Acquisition of property and equipment ...............................................         (637)          (173)
 Exercise of warrants in Microheart Holdings, Inc. ...................................          --             --
                                                                                         ----------     ----------
   Net cash provided by investing activities .........................................       16,134         28,406
                                                                                         ----------     ----------
Cash flows from financing activities:
 Net proceeds from issuance of common stock from exercise of options and warrants.....        8,580          2,221
 Net proceeds from sale of common stock ..............................................          --             --
 Proceeds from short term borrowings .................................................          --              71
 Repayment of note payable ...........................................................         (111)        (1,000)
 Repayments of capital lease obligations .............................................          (21)           (22)
                                                                                         ----------     ----------
   Net cash provided by financing activities .........................................        8,448          1,270
   Effects of exchange rate changes on cash and cash equivalents .....................           26              3
                                                                                         ----------     ----------
   Net increase (decrease) in cash and cash equivalents ..............................        2,293        (19,771)
Cash and cash equivalents at beginning of year .......................................        3,273         23,044
                                                                                         ----------     ----------
Cash and cash equivalents at end of year .............................................   $    5,566     $    3,273
                                                                                         ==========     ==========
Supplemental schedule of cash flow information:
 Interest paid .......................................................................   $       64     $       87
                                                                                         ==========     ==========
 Taxes paid ..........................................................................   $      112     $      --
                                                                                         ==========     ==========
Supplemental schedule of noncash investing and financing activities:
 Change in unrealized gain (loss) on marketable securities ...........................   $     (150)    $      (12)
                                                                                         ==========     ==========
 Investment in MicroHeart Holdings, Inc ..............................................   $      --      $      400
                                                                                         ==========     ==========
 Deferred compensation ...............................................................   $      811     $      438
                                                                                         ==========     ==========
 Acquisition of equipment under capital leases .......................................   $      --      $      138
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

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Eclipse has sustained significant losses for the last several years and expects to continue to incur losses through at least 2001. Management believes its cash balance as of December 31, 2001 will not be sufficient to meet the Company's capital and operating requirements for the next 12 months. Eclipse will require additional funding and may sell additional shares of its common stock or preferred stock through private placement of further public offerings or debt financings. (see
Note 18).

     Eclipse may require additional financing in the future. There can be no assurance that Eclipse will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to Eclipse's stockholder, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on Eclipse's business, operating results and financial condition.

     Eclipse's long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.


2. Summary of Significant Accounting Policies:

 Basis of Presentation:

     On March 17, 1999, Eclipse completed the acquisition of CardioGenesis Corporation (CardioGenesis) pursuant to the Agreement and Plan of Reorganization (the "merger') dated as of October 21, 1998. The merger was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, Eclipse's financial statements have been restated to include the accounts of CardioGenesis for the years 1998 and 1999. The accompanying consolidated financial statements include the accounts of Eclipse (and CardioGenesis) and its then wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

 Reclassification:

     The Company has reclassified $2,523,000 of inventory write-offs associated with the merger from merger-related costs to cost of revenues for the year ended December 31, 1999. The reclassification was made to ensure that the Company's merger costs are in compliance with the appropriate accounting rules and interpretations.

 Cash and Cash Equivalents:

     All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

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

 Certain Risks and Concentrations:

     Eclipse sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Eclipse performs ongoing credit evaluations of its customers and generally does not require collateral. Although Eclipse maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At years ending December 31, 2000, December 31, 1999 and December 31, 1998 no customer individually accounted for 10% or more of accounts receivable, nor did any customer individually account for 10% or more of net revenues for the years ended December 31, 2000, December 31, 1999 or December 31, 1998.

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

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

 Revenue Recognition:

     Eclipse has adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and believes that its current and historical revenue recognition is in compliance with the SAB.

     Eclipse recognizes revenue on product sales upon receipt of a purchase order, subsequent shipment of the product and the price is fixed or determinable and collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.

     Eclipse frequently loans lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price. The placed lasers are depreciated to costs of revenues over a useful life of 24 months. The revenue on the handpieces is recognized upon shipment at an amount equal to the list price. The premium over the list price is recognized ratable, generally over several months.

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

 Advertising:

     Eclipse   expenses  all  advertising  as  incurred.  Eclipse's  advertising
expenses   were  $128,000,  $75,000,  and  $18,000  for  2000,  1999  and  1998,
respectively.

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

 Foreign Currency Translation:

     Eclipse's international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded in accumulated other comprehensive income/loss in shareholders' equity. Transaction gains and losses are included in the results of operations and have not been significant for all periods presented.

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

     Eclipse accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

 Net Loss Per Share:

     Basic earnings per share ("EPS") is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.
Dilutive potential common shares consist of incremental shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and the exercise of stock options and warrants (using the "treasury stock" method).

     A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts):

                                                                   Year Ended December 31,
                                                       ------------------------------------------------
                                                            2000             1999             1998
                                                       --------------   --------------   --------------
     Numerator -- Basic and Diluted EPS
       Net Loss ....................................     $  (14,609)      $  (28,333)      $  (47,767)
                                                         ==========       ==========       ==========
     Denominator -- Basic and Diluted EPS
       Weighted average shares outstanding .........         30,166           28,629           27,000
                                                         ==========       ==========       ==========
     Basic and diluted EPS .........................     $    (0.48)      $    (0.99)      $    (1.77)
                                                         ==========       ==========       ==========

     Options to purchase 4,277,021, 4,381,335, and 4,533,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively. The range of exercise prices for these options were $0.03-$15.9375 for 2000, $0.03-$16.09 for 1999 and $0.03-$18.125 for 1998. No warrants were outstanding at December 31, 2000 and 1999. Warrants to purchase 466,123 shares of common stock were outstanding as of December 31, 1998. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

 Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Eclipse does not currently hold derivative instruments or engage in hedging activities. Eclipse will adopt SFAS 133 in the first quarter of 2001 and does not believe that the initial adoption will have a material impact on the Company's financial statements.

3. Business Combination

     On March 17, 1999, Eclipse and CardioGenesis Corporation ("CardioGenesis") announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock was converted into 0.8 of a share of Eclipse Common Stock, and Eclipse assumed all outstanding CardioGenesis stock options. CardioGenesis became a wholly-owned subsidiary of Eclipse and its shares are no longer publicly traded. As a result of the transaction, Eclipse increased its outstanding shares by approximately 9.9 million shares. The transaction was structured to qualify as a tax-free reorganization and was accounted for as a pooling of interests, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. There were no inter-company transactions between the companies prior to the date of the business combination. The fiscal year remained the same and thus, there were no changes in retained earnings due to the business combination. Further, there were no required adjustments needed to conform to the accounting policies between the two companies.

     CardioGenesis was a medical device company like Eclipse which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

severe angina pain through TMR and PTMR. CardioGenesis also manufactured and marketed disposable products to perform intraoperative transmyocardial
revascularization    ("ITMR"),    catheter-based    percutaneous    myocardial
revascularization ("PMR"), and thorascopic transmyocardial revascularization ("TTMR") to treat patients afflicted with debilitating angina. During the quarter ended March 31, 1999, Eclipse recognized merger-related costs of $6,893,000 for financial advisory and legal fees, personnel severance, terminated relationships and other costs including write-offs of fixed assets and inventory. A majority of the terminated employees were located in California and worked in operations, sales, marketing, quality, research and development and administrative functions. A total of 40 employees were terminated.
     During the remaining quarters ended December 31, 1999, Eclipse recognized additional merger-related costs of $844,000, bringing the total of merger related costs to $7,737,000 for the twelve months ended December 31, 1999 of which $2,523,000 was accounted for in our cost of revenues as a write-off of inventory. This increase was mainly due to a charge associated with an upgrade program to replace customer owned equipment rendered unusable by the merger. Eclipse did not incur any charges for merger related expense in 2000.

     The following table summarizes the merger-related costs (in thousands).

Description                                                                    Amount
--------------------------------------------------------------------------   ----------
     Financial advisory and legal fees ...................................    $  2,528
     Personnel severance .................................................       1,190
     Terminated relationships/contracts ..................................         910
     Other costs including fixed asset and inventory write-offs ..........       3,109
                                                                              --------
        Subtotal .........................................................    $  7,737
        Less: Amount included in cost of revenues ........................      (2,523)
                                                                              --------
        Total ............................................................    $  5,214
                                                                              ========


     The following table summarizes the Company's merger related reserve balances (in thousands):

     Merger-related costs ................................................    $  7,737
        Non-cash charges .................................................      (2,060)
        Cash payments ....................................................      (5,407)
                                                                              --------
     Merger reserve balance at December 31, 2000 .........................    $    270

                                                                              ========

 The merger reserve balance is included in accrued liabilities.


     The following table summarizes the combined operating results of Eclipse and CardioGenesis as if the merger had occurred at the beginning of the periods presented:

                                                                       For the Years Ended
                                                                          December 31,
                                                                 -------------------------------
                                                                      1998             1997
                                                                 --------------   --------------
     Revenue:
       Eclipse previously reported ...........................     $   12,002       $    5,499
       CardioGenesis .........................................     $    3,078       $    7,559
       Restated Revenue ......................................     $   15,080       $   13,058
     Net loss:
       Eclipse previously reported ...........................     $  (20,354)      $  (18,247)
       CardioGenesis .........................................     $  (27,413)      $  (17,971)
       Restated net loss .....................................     $  (47,767)      $  (36,218)
     Basic and diluted net loss per share:
       Eclipse previously reported ...........................     $    (1.18)      $    (1.11)
       Cardio Genesis ........................................     $    (2.80)      $    (1.49)
       Restated basic and diluted net loss per share .........     $    (1.77)      $    (1.39)

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

     The earnings per common share are based on the sum of historical average common shares outstanding, as reported by Eclipse, and the historical average common shares outstanding for CardioGenesis (adjusted for the exchange ratio).

     The following table summarizes the fiscal year 1999 revenues and net income of Eclipse and CardioGenesis through 3/31/99:



                               Quarter Ended
                               March 31, 1999
                              ---------------
CardioGenesis:
  Revenues ................      $     675
  Net Income ..............      $  (8,317)

Eclipse:
  Revenues ................      $   3,799
  Net Income ..............      $  (6,849)

4. Investment in Unconsolidated Affiliate, at Equity:

     At December 31, 2000, Eclipse had a 32.1% ownership interest in Microheart Holdings, Inc., "Microheart", which is accounted for under the equity method. The investment in Microheart is recorded at cost and adjusted for the Company's share of the income/(loss) of the investment. As of December 31, 2000, Eclipse recorded net loss of $58,000, which represents Eclipse's equity in the loss incurred by Microheart subsequent to obtaining the equity interest. Eclipse recorded no income or loss related to Microheart under the equity method in 1999 or 1998.


5. Marketable Securities:

     At December 31, 2000, Eclipse held no marketable securities. At December 31, 1999, marketable securities had a cost basis of approximately $7,649,000 and a fair value of $7,747,000.


6. Inventories:

     Inventories consist of the following (in thousands):

                                       December 31,
                                 -----------------------
                                    2000         1999
                                 ----------   ----------
     Raw materials ...........    $ 2,045      $ 3,074
     Work in process .........        715          624
     Finished goods ..........      2,640        3,285
                                  -------      -------
                                  $ 5,400      $ 6,983
                                  =======      =======

7. Property and Equipment:

     Property and equipment consists of the following (in thousands):

                                                                     December 31,
                                                                -----------------------
                                                                   2000         1999
                                                                ----------   ----------
     Computers and equipment ................................    $  2,508     $  2,262
     Manufacturing and demonstration equipment ..............       2,216        2,119
     Assets in progress .....................................         183            6
     Leasehold improvements .................................         198          242
                                                                 --------     --------
                                                                    5,105        4,627
                                                                 --------     --------
     Less accumulated depreciation and amortization .........      (4,057)      (3,407)
                                                                 --------     --------
                                                                 $  1,048     $  1,220
                                                                 ========     ========

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

     Eclipse leases certain equipment under a capital lease which expires in December 2003. Accordingly, capitalized costs of $138,000, net of accumulated amortization of $57,000, are included in computers and equipment at December 31, 2000.


8. Accrued Liabilities:

     Accrued liabilities consists of the following (in thousands):


                                                                    December 31,
                                                               ----------------------
                                                                  2000        1999
                                                               ---------   ----------
     Accrued research support ..............................    $2,356      $ 2,918
     Accrued accounts payable and related expenses .........     1,256          354
     Accrued merger expenses ...............................       270          514
     Accrued withholdings on exercised options .............        74        2,031
     Accrued salaries and related expenses .................       472        1,206
     Accrued commissions ...................................       235          468
     Accrued consulting fees and related expenses ..........        43           40
     Accrued warranty ......................................       158          225
     Accrued legal expense .................................        30          262
     Accrued other .........................................       895        1,539
                                                                ------      -------
                                                                $5,789      $ 9,557
                                                                ======      =======

9. Note Payable:

     In May 2000, Eclipse financed insurance premiums for Directors & Officers insurance with a $319,000 note payable to a finance company at 8.0% per annum, with an outstanding balance of $86,000 at December 31, 2000. At December 31, 1999, there were no outstanding note payable balances.


10. Long-term liabilities:

     On January 5, 1999, prior to the merger with Eclipse, CardioGenesis entered into a Settlement and License Agreement with PLC Medical Systems, Inc.
(PLC) which grants CardioGenesis a non-exclusive worldwide license to certain PLC patents. In return, CardioGenesis agreed to pay PLC a license fee and minimum royalties totaling $2.5 million over an approximately forty-month period. The present value of these payments of $2.3 million has been recorded as a prepaid license fee in other assets, and is being amortized over the life of the underlying patents. The liability for outstanding payments due to PLC is reflected in the current and long term portions of long-term liabilities and payable as follows (in thousands):


     Year Ending December 31,
     2001 ...........................................   $500
     2002 ...........................................    375
                                                        ----
                                                         875
     Less: Amount representing interest .............    (36)
     Present value of long-term liabilities .........    839
     Less: Current portion ..........................   (500)
                                                        ----
     Long-term portion ..............................   $339
                                                        ====

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

11. Commitments and Contingencies:

     Eclipse has entered into three operating leases for office facilities with terms extending through September 2002. The minimum future rental payments are as follows (in thousands):


     Year Ending December 31,
     2001 ...................    $   991
     2002 ...................        715
                                 -------
                                 $ 1,706
                                 =======

     Rent expense was approximately $950,000, $1,089,000and $883,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000 the Company held a capital lease which bears interest at 6.8% and expires in December 2003. Future minimum lease payments under this capital lease are as follows (in thousands):


     Year Ending December 31,
     2001 ...................................................     $ 32
     2002 ...................................................       32
     2003 ...................................................       32
                                                                  -----
     Total minimum lease payments ...........................       96
     Less: Amount representing interest .....................       (4)
                                                                  -------
     Present value of capital lease obligations .............       92
     Less: Current portion. .................................      (26)
                                                                  ------
     Long-term portion of capital lease obligations .........     $ 66
                                                                  ======

     Eclipse is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.


12. Shareholders' Equity:

 Warrants:

     At December 31, 2000, there were no warrants outstanding. During the years ended December 31, 2000, 1999 and 1998, none, 448,799, and 304,715 warrants were exercised, respectively, generating proceeds of approximately none, $833,000,and $725,000 respectively.

 Options Granted to Consultants:

     At December 31, 2000, options for consultants to purchase a total of 371,000 shares of common stock at exercise prices ranging from $4.00 to $8.75 per share were outstanding. The exercisability and termination of this plan is the same as Eclipse's Stock Option Plan which is described below. At December 31, 2000, Eclipse had reserved 371,000 shares of common stock for issuance upon exercise of these options. Eclipse recorded deferred stock compensation of $231,000 in 2000 related to these options. These options are included in the Stock Option Plan disclosures below.

 Stock Option Plan:

     Eclipse maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 2000, Eclipse

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

had reserved a total of 5,100,000 shares of common stock for issuance under this plan. Under the plan, options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.


 Directors' Stock Option Plan:

     Eclipse maintains a Directors' Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 2000, Eclipse had reserved 325,000 shares of common stock for issuance under this plan. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.


 Employee Stock Purchase Plan:

     Eclipse maintains an Employee Stock Purchase Plan, under which 578,400 shares of common stock have been reserved for issuance. Eclipse adopted the Employee Stock Purchase Plan in April 1996. The purpose of the Employee Stock Purchase Plan is to provide eligible employees of Eclipse with a means of acquiring common stock of Eclipse through payroll deductions. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee's compensations, subject to certain limitations. During fiscal years 2000, 1999 and 1998, approximately 172,000, 81,000, 99,000 shares, respectively, were sold through the ESPP.


 Stock-Based Compensation:

     The  Company  has  adopted  the  disclosure  only  provisions  of SFAS 123.
Eclipse, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Director's Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, Eclipse's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                       2000            1999            1998
                                                                  -------------   -------------   -------------
     Net loss as reported .....................................     $ (14,609)     $  (28,333)      $ (47,767)
     Pro forma net loss .......................................     $ (17,993)     $  (32,362)      $ (51,213)
     Basic and diluted net loss per share as reported .........     $   (0.48)     $    (0.99)      $   (1.77)
     Pro forma basic and diluted net loss per share ...........     $   (0.60)     $    (1.13)      $   (1.90)

     The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended
December 31, 2000, 1999 and 1998 were $2.5 million, $7.9 million, and $6.5 million, and $1.44, $5.25, and $5.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998:

                                                    December 31,
                                       ---------------------------------------
                                           2000          1999          1998
                                       -----------   -----------   -----------
     Expected life of option ......... 7 years       7 years       7 years
     Risk-free interest rate ......... 5.85%         5.00%         4.86%
     Expected dividends ..............  --            --            --
     Expected volatility .............  165%          100%           97%

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

     The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal years 2000, 1999 and 1998 was $167,000, $157,000 and $210,000, and $3.01, $3.42, and $3.90, respectively. The fair value for the purchase rights under the Employee Stock Purchase Plan is estimated using the Black-Scholes Option Pricing Model, with the following assumptions for the rights granted in 2000, 1999 and 1998:


                                                      December 31,
                                       -----------------------------------------
                                           2000           1999           1998
                                       ------------   ------------   -----------
     Expected life ................... .5 years       .5 years       .5 years
     Risk-free interest rate .........   5.85%          5.00%          4.62%
     Expected dividends ..............    --             --             --
     Expected volatility .............    100%           100%            95%

     Option  activity under the Stock Option Plan and the Directors Stock Option
Plan is as follows (in thousands, except per share amounts):

                                                                                Outstanding Options
                                                                        -----------------------------------
                                                    Shares Available         Number        Weighted Average
                                                        for Grant        of Shares (#)     Price per Share
                                                   ------------------   ---------------   -----------------
     Balance, January 1, 1998 ....................        1,792               4,576           $   4.37
       Additional shares reserved ................          320                 --                 --
       Options granted ...........................       (1,243)              1,243               6.89
       Options canceled ..........................          702                (612)              8.20
       Options exercised .........................          --                 (650)              1.37
                                                         ------               -----
     Balance, December 31, 1998 ..................        1,571               4,557               4.86
       Additional shares reserved ................        1,225                 --                 --
       Options granted ...........................       (1,494)              1,494               7.75
       Options canceled ..........................          222                (222)              8.11
       Options exercised .........................          --               (1,447)              5.11
                                                         ------              ------
     Balance, December 31, 1999 ..................        1,524               4,382               5.35
       CardioGenesis Stock Plan reserves .........         (539)                --                 --
       Options granted ...........................       (1,554)              1,554               1.17
       Options canceled ..........................        1,019              (1,019)              7.36
       Options exercised .........................          --                 (640)              1.66
                                                         ------              ------
     Balance, December 31, 2000 ..................          450               4,277           $   4.99
                                                         ======              ======

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

     The following table summarizes information about the Company's stock options outstanding and exercisable under the Stock Option Plan and the Director's Stock Option Plan at December 31, 2000:

                                      Options Outstanding                               Options Exercisable
                  -----------------------------------------------------------   ------------------------------------
                                       Weighted Average
                                           Remaining
                        Number         Contractual Life     Weighted Average         Number         Weighted Average
 Exercise Prices   Outstanding (#)        (in Years)         Exercise Price      Exercisable(#)      Exercise Price
----------------- -----------------   ------------------   ------------------   ----------------   -----------------
                    (in thousands)                                               (in thousands)
$0.15-$ 0.30               88                 3.62              $   0.22                 88            $   0.22
$1.38-$ 1.44              583                 6.98                  0.92                202                0.46
$1.67-$ 1.67              530                 4.87                  1.67                530                1.67
$1.69-$ 2.29              824                 7.50                  1.99                121                1.99
$3.36-$ 5.88              348                 8.22                  3.80                203                3.90
$6.06-$ 6.94              967                 7.93                  6.48                635                6.51
$7.00-$ 8.74              550                 7.51                  8.33                371                8.28
$9.06-$15.94              389                 6.52                 10.17                326               10.02
                          ---                                                           ---
                        4,277                 6.98              $   4.99              2,477            $   5.25
                        =====

13. Employee Retirement Plan:

     Eclipse maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors, however, no such contributions were made in 2000, 1999 or 1998.


14. Segment Disclosures

     International sales accounted for approximately 10%, 14%, and 24% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively.


15. Interest and Other Income:

     Interest and other income consists of the following (in thousands):

                                                         Years Ended December 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------   --------   ---------
     Interest and other income ......................  $ 400      $ 796      $ 3,004
     Gain on investment in MicroHeart Holdings, Inc.     --         --           400
     Gain on sale of marketable securities ..........    --           5           50
                                                       -----      -----      -------
                                                       $ 400      $ 801      $ 3,454
                                                       =====      =====      =======

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.

16. Income Taxes:
     Significant components of Eclipse's deferred tax assets are as follows (in thousands):

                                                             December 31
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
     Net operating losses ..........................   $  50,734     $  43,914
     Research and development and other credits ....       3,697         4,284
     Capitalized research and development ..........         806         1,858
     Reserves ......................................       2,038         2,705
     Accrued liabilities ...........................       1,118         2,116
     Depreciation ..................................         259           402
     Other .........................................         763         1,018
                                                       ---------     ---------
     Net deferred tax asset ........................      59,415        56,297
     Less valuation allowance ......................     (59,415)      (56,297)
                                                       ---------     ---------
     Net deferred tax assets .......................   $     --      $     --
                                                       =========     =========

     The Company has established a valuation allowance to the extent of its deferred tax asset since it is not certain that a benefit can be realized in the future due to the Company's recurring operating losses.

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $137 million and $62 million, respectively, to offset future taxable income. In addition, the Company had federal and state credit carryforwards of approximately $2,501,000 and $1,195,000 available to offset future tax liabilities. The Company's net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2001 through 2020, if not utilized.

     The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering and the merger with CardioGenesis resulted in changes in ownership which could restrict the utilization of the carryforwards.



17. Related Party Transactions:

     The Company paid $0, $3,875 and $445,000 for consulting fees and product to certain stockholders during the years ended December 31, 2000, 1999 and 1998, respectively.


18. Subsequent Events:

     In March 2001, the Company sold 898,202 shares of common stock to Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") at a negotiated purchase price of $1.1133 per share pursuant to the common stock purchased agreement between Eclipse Surgical Technologies, Inc. and Acqua Wellington dated August 17, 2000. The Company did not pay any other compensation in conjunction with the sale of our common stock.

     In April 2001, the Company sold 2,000,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. The Company did not pay any other compensation in conjunction with the sale of our common stock. These securities carry registration rights. If a registration statement is not declared effective by the SEC on or before July 12, 2001, the Company will be required to pay liquidated damages in the amount of 0.25% of the total purchase price of the shares for each week after July 12, 2001 that the registration statement is not declared effective. The purchaser also has certain anti-dilution rights that are effective for 90 days following the purchase of the stock. As a condition of the sale, the Company amended its bylaws to preclude, absent shareholder approval, the granting of any stock options with an exercise price which is below the fair market value of the underlying stock on the date of grant, the repricing of any stock options, the issuance of any security convertible, exercisable or exchangeable into shares of common stock of the Company having a conversion, exercise or exchange price per share which is subject to downward adjustment based on the market price of the common stock at the time of conversion, exercise or exchange of such security into the Company's common stock, or enter into any equity line or similar agreement or arrangement or any agreement to sell common stock at a price fixed after the date of the agreement.

     In April 2001, the Company received a non-binding letter of intent from a business credit financing company regarding an asset-based financing agreement which will provide an estimated $1,000,000 of additional financing based upon our current levels of qualified domestic accounts receivable which will serve as collateral.

                      ECLIPSE SURGICAL TECHNOLOGIES, INC.


               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                             Balance at                                           Balance
                                              Beginning                                           at End
                                              of Period     Additions (1)     Deductions (2)     of Period
                                            ------------   ---------------   ----------------   ----------
Allowance for doubtful accounts:
Year ended December 31, 1998
 Allowance for doubtful accounts. .........   $  1,727         $  1,017           $    75        $  2,669
Year ended December 31, 1999
 Allowance for doubtful accounts ..........   $  2,669         $  1,377           $ 2,170        $  1,876
Year ended December 31, 2000
 Allowance for doubtful accounts ..........   $  1,876         $    620           $ 1,700        $    796

Inventory reserve:
Year ended December 31, 1998
 Inventory reserve ........................   $    432         $     68           $    97        $    403
Year ended December 31, 1999
 Inventory reserve ........................   $    403         $  1,782           $   187        $  1,998
Year ended December 31, 2000
 Inventory reserve ........................   $  1,998         $  1,788           $ 1,606        $  2,180

Warranty reserve: .........................
Year ended December 31, 1998
 Warrany reserve ..........................   $     78         $    100           $    --        $    178
Year ended December 31, 1999
 Warranty reserve .........................   $    178         $    114           $    67        $    225
Year ended December 31, 2000
 Warranty reserve .........................   $    225         $     95           $   162        $    158

Valuation allowance: .....................
Year ended December 31, 1998
 Valuation allowance ......................   $ 27,391         $ 19,342           $    --        $ 46,733
Year ended December 31, 1999
 Valuation allowance ......................   $ 46,733         $  9,564           $    --        $ 56,297
Year ended December 31, 2000
 Valuation allowance ......................   $ 56,297         $  3,118           $    --        $ 59,415

------------
(1) Charged to costs and expenses.
(2) Amounts written off against the reserve.