Form 10-K/A
period 2000-12-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2001-04-27
CIK 863680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

Commission file number 0-28288

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            California                                 77-0223740
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

            1049 Kiel Court
         Sunnyvale, California                           94089
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 548-2100

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of exchange on
   Title of class                               which registered
   --------------                             -------------------
       None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of exchange on
          Title of class                             which registered
          --------------                          ----------------------
Common Stock, no par value per share              Nasdaq National Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                       (Cover page continues on next page)

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock on March 30, 2001, held by non-affiliates* of the Registrant, based upon the last price reported on the Nasdaq National Market on such date was $23,923,872.

        The number of shares outstanding of the Registrant's Common Stock at the close of business on March 30, 2001, was 31,696,061.

        *Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

                        AMENDED PORTION/EXPLANATORY NOTE

        The Registrant previously anticipated incorporating by reference from the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report. However, pursuant to Instruction G(3) to the Report on Form 10-K, the Registrant hereby amends Part III (Items 10, 11, 12 and 13) contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to provide the additional information relating to the directors and executive officers of Registrant, executive compensation, security ownership and related party transactions, as set forth below. Except as set forth in Items 10, 11, 12 and 13 below, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000. Items not referenced below are not amended. Items referenced herein are amended in their entirety as set forth below.

        Unless indicated otherwise, "Eclipse," "we," "us," "our," and "Registrant" refer to Eclipse Surgical Technologies, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) are incorporated by reference into this Form 10-K: None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table and discussion sets forth certain information concerning our current directors. Certain of the information concerning our executive officers required by this Item is contained in the Section of Part I of our Annual Report on Form 10-K filed April 17, 2001 entitled "Item 1. Business -- Employees."

Name                                                        Age        Position
----                                                        ---        --------
Michael J. Quinn....................................         56        Chief Executive Officer, President and Chairman of the Board

Jack M. Gill, Ph.D. ................................         65        Director

Alan L. Kaganov, Sc.D. .............................         62        Director

Robert L. Mortensen(1)(2) ..........................         66        Director

Robert C. Strauss(1)(2) ............................         59        Director

-------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

        All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of our Board of Directors and are appointed annually. There are no family relationships between any of our directors or officers.

        Michael J. Quinn has served as our Chief Executive Officer, President and Chairman of the Board since October 2000. From 1978 to 1988, Mr. Quinn held senior operating management positions at the level of Vice President, Chief Operating Officer and President at major healthcare organizations including American Hospital Supply Corporation, Picker International, Cardinal Health Group, Bergen Brunswig and Fisher Scientific. Most recently Mr. Quinn served as President and Chief Executive Officer of Premier Laser Systems, a manufacturer of surgical and dental products. Prior to that position, he served as President of Imagyn Medical Technologies, a manufacturer of minimally invasive surgical specialty products.

        Jack M. Gill, Ph.D. has been one of our directors since March 1999. Dr. Gill formerly served as Chairman of the Board of Directors of CardioGenesis Corporation from November 1993 to March 1999. Dr. Gill is a founding general partner of Vanguard Venture Partners and has served in such capacity since 1981. Dr. Gill is a director of a number of privately held medical device companies. Dr. Gill received his B.S. degree in Engineering from Lamar University and his Ph.D. in Organic Chemistry from Indiana University.

        Alan L. Kaganov, Sc.D. has been one of our directors since January 1997. From December 1999 to October 2000, Dr. Kaganov served as Chief Executive Officer. Since July 1996, Dr. Kaganov has been a Venture Partner at U.S. Venture Partners. From May 1993 to June 1996, Dr. Kaganov was Vice President of Business Development and Strategic Planning at Boston Scientific Corporation. From June 1991 until December 1992 he was President and CEO of EP Technologies, a catheter-based electrophysiology company. Dr. Kaganov has a Masters and Doctorate of Science in biomedical engineering from Columbia University and an M.B.A. from New York University.

        Robert L. Mortensen has been one of our directors since April 1992. Since 1984, Mr. Mortensen has been either President or Chairman of the Board and a director of Lightwave Electronics Corporation, a solid-state laser company that he founded. He holds an M.B.A. from Harvard University.

        Robert C. Strauss has been one of our directors since March 1999. Mr. Strauss formerly served on the Board of Directors of CardioGenesis Corporation from December 1997 to March 1999. Mr. Strauss has served as President and Chief Executive Officer of Noven Pharmaceuticals, Inc. since December 1997. From March 1997 to July 1997, Mr. Strauss served as President and Chief Operating Officer of IVAX Corporation, a pharmaceutical company. In 1983, Mr. Strauss joined Cordis Corporation, a medical device company, as Chief Financial Officer. From February 1987 to February 1997, he served as President and Chief Executive Officer of Cordis Corporation and in 1995, Mr. Strauss was named Chairman of the Board. Mr. Strauss serves on the board of trustees for the University of Miami and holds positions on the board of directors of several public companies. Mr. Strauss received his B.S. degree in Engineering Physics from the University of Illinois and his M.S. in Physics from the University of Idaho.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that, with respect to 2000, all of our executive officers, directors and ten percent shareholders complied with all applicable filing requirements, except for the following: Michael J. Quinn, Chief Executive Officer, filed a Form 3 twelve days late.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to Eclipse for the fiscal year 2000 by (i) all individuals who served at one point during 2000 as Eclipse's Chief Executive Officer, (ii) the four most highly compensated executive officers having compensation of $100,000 or more serving at the end of the fiscal year 2000, and (iii) two additional individuals who served as executive officers for Eclipse during the fiscal year 2000 but were not employed as executive officers at the end of the fiscal year 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG TERM
                                                                                                        COMPENSATION
                                                                                                            AWARDS
                                                                                                        -------------
                                                                                                          SECURITIES
                                                               ANNUAL COMPENSATION       OTHER ANNUAL     UNDERLYING    ALL OTHER
                                                      FISCAL  ----------------------     COMPENSATION    OPTIONS/SARS  COMPENSATION
NAME AND PRINCIPAL POSITION                            YEAR   SALARY($)     BONUS($)         ($)             (#)           ($)
----------------------------------------------------- ------  ---------    ---------     ------------    ------------  -----------
Michael J. Quinn(1)..................................  2000   $  66,000     $    --         $15,217(2)     700,000           --
   Chief Executive Officer                             1999          --          --              --             --           --
                                                       1998          --          --              --             --           --

Alan L. Kaganov(1)(3)................................  2000       7,500          --              --          7,500           --
   Former Chief Executive Officer                      1999      15,000          --              --        157,500           --
                                                       1998      19,000          --              --          7,500           --

Janet K. Castaneda(4)................................  2000     170,000      26,300              --         25,000           --
   Former Vice President of Legal Affairs              1999     140,425          --              --         40,001           --
                                                       1998     132,500      12,825              --          9,999           --

Ian A. Johnston......................................  2000     137,000          --              --         30,000           --
   Vice President of Finance and Treasurer             1999     105,594      20,000              --         30,000           --
                                                       1998          --          --              --             --           --

Richard P. Lanigan(5)................................  2000     170,000      24,600              --         50,000           --
   Vice President of Sales and Marketing               1999     134,458          --              --         33,000           --
                                                       1998     105,528      10,398              --         15,500           --

Nancy Lince(4).......................................  2000     162,000      34,800              --         30,000           --
   Former Vice President of  Regulatory and Clinical   1999     105,398      20,000              --         44,500           --
Affairs                                                1998      85,728       7,716              --             --           --

William E. Picht(6)..................................  2000     135,088      32,700              --             --           --
   Former Vice President of  Operations                1999     204,909          --              --         30,000           --
                                                       1998     181,500      16,335              --         15,000           --

Richard P. Powers(7).................................  2000     170,000      34,800              --             --           --
    Former Executive Vice President of Administration  1999     219,248      36,765              --         79,280           --
and Chief Financial Officer                            1998          --          --              --             --           --

-----------------

(1) Effective as of October 16, 2000, Dr. Kaganov resigned as Eclipse's Chief Executive Officer and Mr. Quinn became our Chief Executive Officer, President and Chairman of the Board.

(2) Housing allowance and health insurance premiums.

(3) Dr. Kaganov received no salary as the Chief Executive Officer, but was paid for his services as one of our directors in 1998, 1999 and 2000.

(4) Ms. Castaneda and Ms. Lince are no longer employees of Eclipse.

(5) Effective March 2001, Mr. Lanigan became Vice President of Government Affairs and Business Development.

(6) Mr. Picht resigned on August 25, 2000.

(7) Mr. Powers resigned on July 18, 2000.

OPTION GRANTS IN FISCAL YEAR 2000

        The following tables set forth information regarding stock options granted to and exercised by the Named Executive Officers during our fiscal year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS(1)

                                                                                                     POTENTIAL REALIZABLE VALUE AT
                                                            % OF TOTAL                                ANNUAL RATES OF STOCK PRICE
                                    NUMBER OF SECURITIES  OPTIONS GRANTED    EXERCISE               APPRECIATION FOR OPTION TERM(2)
                                    UNDERLYING OPTIONS    TO EMPLOYEES IN   PRICE PER   EXPIRATION  -------------------------------
NAME                                      GRANTED           FISCAL YEAR        SHARE       DATE            5%             10%
----                                --------------------  ---------------   ---------   ----------      --------      ----------
Michael J. Quinn ...............          700,000                45%         $  1.688     10/17/10      $743,102      $1,883,166
Alan L. Kaganov, Sc.D.(3) ......               --                --                --           --            --              --
Janet K. Castaneda .............           25,000                 2%         $  1.375     11/28/10        21,618          54,785
Ian A. Johnston ................            5,000               0.3%         $   4.00      7/11/10        12,578          31,875
                                           25,000                 2%         $  1.375     11/28/10        21,618          54,785
Richard P. Lanigan .............           25,000                 2%         $  6.563      4/11/10        57,373         188,544
                                           25,000                 2%         $  1.375     11/28/10        21,618          54,785
Nancy  Lince ...................            5,000               0.3%         $   4.00      7/11/10        12,578          31,875
                                           25,000                 2%         $  1.375     11/28/10        21,618          31,875
William E. Picht ...............               --                --                --           --            --              --
Richard P. Powers ..............               --                --                --           --            --              --

(1) Each of these options was granted pursuant to our Stock Option Plan. A total of 1,554,150 shares of Common Stock issuable upon exercise of options were granted to our employees in the year ended December 31, 2000.

(2) In accordance with the rules of the Securities and Exchange Commission, shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our Common Stock.

(3) Dr. Kaganov was granted 7,500 stock options pursuant to our Director Stock Option Plan during the year ended December 31, 2000.

OPTIONS OUTSTANDING IN FISCAL YEAR 2000

        The following table sets forth certain information for the year ended December 31, 2000 concerning exercised, exercisable and unexercisable stock options held by each of the Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                              NUMBER OF
                                                                         SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                              SHARES                     UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT FISCAL
                                             ACQUIRED                      FISCAL YEAR-END(#):               YEAR-END($)(1):
                                               ON            VALUE     ---------------------------    ------------------------------
                                            EXERCISE(#)     REALIZED   EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                                            -----------     --------   -----------   -------------     -----------    -------------
Michael J. Quinn......................         --              --         38,889         661,111           --               --
Alan L. Kaganov, Sc.D. ...............         --              --        372,500              --           --               --
Janet K. Castaneda....................         --              --         58,053          46,947           --               --
Ian A. Johnston.......................         --              --         27,386          52,614           --               --
Richard P. Lanigan....................         --              --         40,957          65,043           --               --
Nancy  Lince..........................         --              --         20,305          54,487           --               --
William E. Picht......................         --              --             --              --           --               --
Richard P. Powers.....................         --              --        186,653          43,346           --               --

(1) The value for an "in the money" option represents the difference between the exercise price of such option as determined by Eclipse's Board of Directors and the closing price of Eclipse's Common Stock on December 31, 2000 ($0.844), multiplied by the total number of shares subject to the option.

COMPENSATION OF DIRECTORS

        For serving on the Board of Directors, Directors who are not compensated as our employees or as consultants to us receive fees of $1,500 per board meeting and $500 per committee meeting, provided such committee meeting does not occur on the same day as a board meeting. We also have a Director Stock Option Plan for non-employee directors. In fiscal year 2000, directors Jack M. Gill, Robert C. Strauss, Alan L. Kaganov and Robert L. Mortensen were each granted an option to purchase an aggregate of 7,500 shares of Common Stock upon re-election to our Board of Directors.

EMPLOYMENT CONTRACTS OF EXECUTIVE OFFICERS

        Michael J. Quinn entered into a letter employment agreement with Eclipse effective October 16, 2000. The agreement provides for an annual salary of $330,000, subject to annual review and increase at the discretion of the Board of Directors and options to acquire 700,000 shares of Eclipse's Common Stock at an exercise price equal to $1.688 per share, which is the price of Eclipse's Common Stock on the date the option was granted. Mr. Quinn may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors and (ii) options or other rights to acquire Eclipse's Common Stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. Mr. Quinn's letter employment agreement provides that his employment is "at will" at the discretion of Eclipse, and that he may be terminated at any time with or without notice and with or without cause.

        Darrell F. Eckstein entered into a letter employment agreement with Eclipse effective December 19, 2000. The agreement provides for an annual salary of $225,000, subject to annual review and increase at the discretion of the Board of Directors and options to acquire 100,000 shares of Eclipse's Common Stock at an exercise price equal to $0.563 per share, which is the price of Eclipse's Common Stock on the date the option was granted. Mr. Eckstein may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors and (ii) options or other rights to acquire Eclipse's Common Stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. Mr. Eckstein's letter employment agreement provides that his employment is "at will" at the discretion of Eclipse, and that he may be terminated at any time with or without notice and with or without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of our Board of Directors for the year ended December 31, 2000 consisted of Robert L. Mortensen and Robert C. Strauss. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        The following is the Report of the Eclipse Compensation Committee, describing the compensation policies and rationale applicable to our executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 2000. The information contained in the report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

        TO: Board of Directors

        The Compensation Committee (the "Committee") of the Board of Directors reviews and approves Eclipse's executive compensation policies. The Committee administers Eclipse's various incentive plans, including the Stock Option Plan and the Employee Stock Purchase Plan, sets compensation policies applicable to Eclipse's executive officers and evaluates the performance of Eclipse's executive officers. The following is a report of the Committee describing compensation policies and rationale applicable with respect to the compensation paid to Eclipse's executive officers for the fiscal year ended December 31, 2000.

        Two non-employee members of Eclipse's Board of Directors, Robert L. Mortensen and Robert C. Strauss, served as the Compensation Committee of the Board of Directors during 2000.

Compensation Philosophy

        Eclipse's executive compensation programs are designed to attract, motivate and retain executives who will contribute significantly to the long-term success of Eclipse and the enhancement of shareholder value. In addition to base salary, certain elements of total compensation are payable in the form of variable incentive plans tied to the performance of Eclipse and the individual, and in the equity-based plans designed to closely align executive and shareholder interests.

Base Salary

        Base salary for executives, including that of the chief executive officer, is set according to the responsibilities of the position, the specific skills and experience of the individual and the competitive market for executive talent. In order to evaluate the competitive position of Eclipse's salary structure, the Committee makes reference to publicly available compensation information and informal compensation surveys obtained by management with respect to cash compensation and stock option grants to officers of comparable companies in the high-technology sector, Eclipse's industry and its geographic location. Executive salary levels are set to approximate average rates, with the intent that superior performance under incentive bonus plans will enable the executive to elevate his total cash compensation levels that are above average of comparable companies. The Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities.

Compensation to Chief Executive Officer in 2000

        Pursuant to an employment agreement effective October 16, 2000, Mr. Michael Quinn, Eclipse's Chief Executive Officer, received base compensation at a rate of $330,000, or $66,000, during 2000.

        Mr. Quinn's base salary was initially established by the Board of Directors. It was based on the Board's assessment that Mr. Quinn was uniquely qualified to lead Eclipse with his strong operational experience and history of accomplishments in the marketing and sales of products. The Board determined that his vision for Eclipse and his proven record of successful team building, would be pivotal to realizing the full potential of Eclipse.

Stock Option Plan

        The Committee believes that Eclipse's Stock Option Plan is an essential tool to link the long-term interests of shareholders and employees, especially executive management, and serves to motivate executives to make decisions that will, in the long run, give the best returns to shareholders. Stock options are generally granted when an executive joins Eclipse, with subsequent grants also taking into account the individual's performance and the vesting status of previously granted options. These options typically vest over a three year period and are granted at an exercise price equal to the fair market value of Eclipse's Common Stock at the date of grant. The sizes of initial option grants are based upon the position, responsibilities and expected contribution of the individual. This approach is designed to maximize shareholder value over a long term, as no benefit is realized from the option grant unless the price of Eclipse's Common Stock has increased over a number of years.

        In addition to the Stock Option Plan, executive officers are eligible to participate in Eclipse's Employee Stock Purchase Plan. This plan allows employees to purchase Eclipse's Common Stock at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or the fair market value at the end of the purchase period.

        Other elements of executive compensation include life and long-term disability insurance, medical benefits and a 401(k) deferred compensation plan with no employer matching contribution for the fiscal year ended December 31, 2000. All such benefits are available to all regular, full-time employees of Eclipse.

        The foregoing report has been furnished by the Compensation Committee of the Board of Directors of Eclipse.

                                            Compensation Commitee

                                            Robert L. Mortensen
                                            Robert C. Strauss

STOCK PERFORMANCE GRAPH

        The following Graph sets forth Eclipse's total cumulative shareholder return as compared to the Nasdaq Stock Market - Total Return Index (the "Nasdaq Total Return Index") and the Nasdaq Stock Market - Medical Devices, Instruments and Supplies, Manufacturers and Distributors Total Return Index (the "Nasdaq Medical Devices Index") from May 31, 1996 through December 31, 2000.

        Total shareholder return assumes $100 was invested at the beginning of the period in the Common Stock of Eclipse, the stocks represented in the Nasdaq Total Return Index and the stocks represented in the Nasdaq Medical Devices Index, respectively. Total return also assumes reinvestment of dividends. Eclipse has paid no dividends on its Common Stock.

        Historical stock price performance should not be relied upon as indicative of future stock price performance.

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                    NASDAQ STOCK MARKET -- TOTAL RETURN INDEX
                  NASDAQ STOCK MARKET -- MEDICAL DEVICES INDEX










                              [PERFORMANCE GRAPH]











                                         5/31/96        12/31/96       12/31/97        12/31/98       12/31/99       12/31/00
                                         -------        --------       --------        --------       --------       --------
Eclipse Surgical Technologies, Inc.      $100.00          $53.03         $35.61          $44.32         $44.70          $5.12
NASDAQ Total Return Index                 100.00          103.23         126.06          174.29         321.20         196.46
NASDAQ Medical Devices Index              100.00           86.65          99.19          111.12         134.40         138.46


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 31, 2001 (except as noted in the footnotes) certain information with respect to the beneficial ownership of our Common Stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of Common Stock; (ii) each of our directors; (iii) each of our current Named Executive Officers; and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                        SHARES OF COMMON STOCK
                                                                         BENEFICIALLY OWNED(1)
                                                                       -------------------------
                                                                                      PERCENTAGE
                     NAME OF BENEFICIAL OWNER                           NUMBER         OWNERSHIP
                     ------------------------                           ------         ---------
5% SHAREHOLDERS:
Douglas Murphy-Chutorian, M.D.(2) ............................         3,370,921         10.6%
  c/o MD DataDirect, Inc.
  724 Oak Grove Avenue, Suite 120, Menlo Park, CA 94025
Brown Capital Management, Inc.(3) ............................         2,708,073          8.5%
    1201 North Calvert Street
    Baltimore, MD 21202
State of Wisconsin Investment Board(4) .......................         4,088,000         12.9%
  120 East Wilson Street

  Madison, WI 53703

DIRECTORS:
Jack M. Gill, Ph.D.(5) .......................................         1,201,325          3.8%
Alan L. Kaganov, Sc.D(6) .....................................           365,000          1.2%
Robert L. Mortensen(7) .......................................            95,196            *
Robert C. Strauss(8) .........................................            24,190            *

NAMED EXECUTIVE OFFICERS:
Michael J. Quinn(9)(10) ......................................           166,110            *
Darrell F. Eckstein ..........................................                --            *
Ian A. Johnston(11) ..........................................            37,805            *
Thomas L. Kinder(12) .........................................             1,389            *
Richard P. Lanigan(13) .......................................            79,273            *
All directors and officers as a group
   (9 persons)(14) ...........................................         1,970,288          6.2%

------------
 *   Less than 1%.

(1) Percentage ownership is based on 31,696,061 shares of Common Stock outstanding as of March 31, 2001.

(2) The number of shares of Common Stock beneficially owned or of record has been determined solely from information provided to Eclipse from Douglas Murphy-Chutorian as of April 26, 2001. Includes an aggregate of 413,274 shares of Common Stock held by Leslie Murphy-Chutorian, the wife of Dr. Murphy-Chutorian, as custodian for Blair Murphy-Chutorian, UTMA California, an aggregate of 413,274 shares of Common Stock held by Leslie Murphy-Chutorian as custodian for Dana Murphy-Chutorian, UTMA California. Also includes an aggregate of 1,719,973 shares of Common Stock held by Leslie Murphy-Chutorian and Dr. Murphy-Chutorian as Trustees of The Murphy-Chutorian Family Trust UDT dated 1-13-97. Also includes 12,000 shares of Common Stock held by The Murphy-Chutorian Family Foundation. Also includes 49,998 shares of Common Stock subject to stock options held by Dr. Murphy-Chutorian that are exercisable within 60 days of March 31, 2001.


(3) The number of shares of Common Stock beneficially owned or of record has been determined solely from information reported on a Schedule 13G as of December 31, 2000.

(4) The number of shares of Common Stock beneficially owned or of record has been determined solely from information provided to Eclipse from the State of Wisconsin Investment Board as of April 12, 2001.

(5) Includes 23,507 shares of Common Stock subject to stock options held by Dr. Gill that are exercisable within 60 days of March 31, 2001.

(6) Includes 365,000 shares of Common Stock subject to stock options held by Dr. Kaganov that are exercisable within 60 days of March 31, 2001.

(7) Includes 95,196 shares of Common Stock subject to stock options held by Mr. Mortensen that are exercisable within 60 days of March 31, 2001.

(8) Includes 24,190 shares of Common Stock subject to stock options held by Mr. Strauss that are exercisable within 60 days of March 31, 2001.

(9) Michael J. Quinn is both a member of the Board of Directors and a Named Executive Officer in his positions as Eclipse's Chief Executive Officer, President and Chairman of the Board.

(10) Includes 136,110 shares of Common Stock subject to stock options held by Mr. Quinn that are exercisable within 60 days of March 31, 2001.

(11) Includes 37,805 shares of Common Stock subject to stock options held by Mr. Johnston that are exercisable within 60 days of March 31, 2001.

(12) Includes 1,389 shares of Common Stock subject to stock options held by Mr. Kinder that are exercisable within 60 days of March 31, 2001.

(13) Includes 79,273 shares of Common Stock subject to stock options held by Mr. Lanigan that are exercisable within 60 days of March 31, 2001.

(14) Includes options to purchase an aggregate of 762,470 shares of Common Stock held by all officers and directors as a group exercisable within 60 days of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In November 2000, Eclipse exercised warrants in MicroHeart Holdings, Inc. ("MicroHeart"), a Delaware company previously formed by U.S. Ventures and Venrock Associates, in exchange for common stock. This transaction resulted in an increase in Eclipse's ownership in Microheart to 32.1%. Dr. Alan Kaganov, former Chief Executive Officer and a current director of Eclipse is also a director of MicroHeart. Dr. Kaganov is also a Venture Partner of U.S. Venture Partners.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-K (File No. 0-28288) to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on April 27, 2001.


                                        ECLIPSE SURGICAL TECHNOLOGIES, INC.



                                        By: /s/ Michael J. Quinn
                                           -------------------------------------
                                           Michael J. Quinn
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Form 10-K (File No. 0-28288) has been signed by the following persons in the capacities and on the dates indicated.

        Signature                                 Title                               Date
 /s/ Michael J. Quinn           Chairman of the Board, Chief Executive            April 27, 2001
----------------------------    Officer, President and Director
Michael J. Quinn                (Principal Executive Officer)


 /s/ Ian A. Johnston            Vice President of Finance and Treasurer           April 27, 2001
----------------------------    (Principal Financial and Accounting Officer)
Ian A. Johnston


 /s/ Jack M. Gill, Ph.D.        Director                                          April 27, 2001
----------------------------
Jack M. Gill, Ph.D.


 /s/ Alan L. Kaganov, Sc.D.     Director                                          April 27, 2001
----------------------------
Alan L. Kaganov, Sc.D.


 /s/ Robert L. Mortensen        Director                                          April 27, 2001
----------------------------
Robert L. Mortensen


 /s/ Robert C. Strauss          Director                                          April 27, 2001
----------------------------
Robert C. Strauss