Form 10-Q
period 2001-03-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2001-05-15
CIK 863680

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                33,696,061 shares of Common Stock, no par value
                              As of April 30, 2001

================================================================================

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                TABLE OF CONTENTS



                                     PART 1
                              FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----
Item 1. Financial Statements (unaudited):

        a.   Consolidated Balance Sheets
               as of  March 31, 2001 and December 31, 2000..................................        1

        b.   Consolidated Statements of Operations & Comprehensive Loss
                for the three months ended March 31, 2001 and 2000..........................        2

        c.   Consolidated Statements of Cash Flows
                for the three months ended March 31, 2001 and 2000..........................        3

        d.   Notes to  Consolidated Financial Statements....................................        4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations......................................................................        6

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................        20

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings...................................................................        21

Item 6. Exhibits and Reports on Form 8-K....................................................        21

        Signatures..........................................................................        22

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                     MARCH 31,      DECEMBER 31,
                                                                                                        2001            2000
                                                                                                     ---------      ------------
                                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents ...................................................................      $   3,142       $   3,357
  Accounts receivable, net of allowance for doubtful accounts of $443 and $353 at March 31,
      2001 and December 31, 2000, respectively ................................................          2,376           3,654
  Inventories, net of reserve of $2,941 and $3,102 at March 31, 2001 and December 31, 2000,
      respectively ............................................................................          5,007           5,400
  Prepaids and other current assets ...........................................................            409             837
                                                                                                     ---------       ---------
          Total current assets ................................................................         10,934          13,248
Property and equipment, net ...................................................................            966           1,048
Accounts receivable over one year, net of allowance for doubtful accounts of $443 and $443 at
     March 31, 2001 and December 31, 2000,  respectively ......................................             50             119
Other assets ..................................................................................          2,145           2,550
                                                                                                     ---------       ---------
          Total assets ........................................................................      $  14,095       $  16,965
                                                                                                     =========       =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................................      $     423       $     689
  Accrued liabilities .........................................................................          4,980           5,789
  Customer deposits ...........................................................................            186             186
  Deferred revenue ............................................................................          1,154           1,310
  Note payable ................................................................................             --              86
  Current portion of capital lease obligation .................................................             26              26
  Current portion of long-term liabilities ....................................................            500             500
                                                                                                     ---------       ---------
          Total current liabilities ...........................................................          7,269           8,586
Capital lease obligation, less current portion ................................................             60              66
Long-term liabilities, less current portion ...................................................            224             339
                                                                                                     ---------       ---------
          Total liabilities ...................................................................          7,553           8,991
                                                                                                     ---------       ---------
Shareholders' equity:
  Preferred stock:
     no par value; 6,600 shares authorized; none issued and outstanding .......................             --              --
  Common stock:
     no par value;  82,000 shares authorized;  31,696 and 30,836 shares issued and
     outstanding at March 31, 2001 and December 31, 2000,  respectively .......................        162,958         161,938
  Deferred compensation .......................................................................            (57)            (66)
  Accumulated other comprehensive loss ........................................................            (89)            (65)
  Accumulated deficit .........................................................................       (156,270)       (153,833)
                                                                                                     ---------       ---------
          Total shareholders' equity ..........................................................          6,542           7,974
                                                                                                     ---------       ---------
          Total liabilities and shareholders' equity ..........................................      $  14,095       $  16,965
                                                                                                     =========       =========


        The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      -----------------------
                                                                                        2001           2000
                                                                                      --------       --------
Net revenues ...................................................................      $  3,111       $  5,677
Cost of revenues ...............................................................         1,535          2,332
                                                                                      --------       --------
          Gross profit .........................................................         1,576          3,345
                                                                                      --------       --------
Operating expenses:
  Research and development .....................................................           543          1,786
  Sales and marketing ..........................................................         1,952          4,549
  General and administrative ...................................................         1,186          1,556
                                                                                      --------       --------
          Total operating expenses .............................................         3,681          7,891
                                                                                      --------       --------
          Operating loss .......................................................        (2,105)        (4,546)
Interest expense ...............................................................            (5)           (10)
Interest income ................................................................            30            117
Equity in  net loss of investee ................................................          (357)            --
                                                                                      --------       --------
          Net loss .............................................................        (2,437)        (4,439)
Other comprehensive income (loss), net of tax:
  Unrealized gains on securities:
     Unrealized holding gains (losses) arising during period ...................             3             --
     Less: reclassification adjustment for gains included in net income ........            --             (3)
       Foreign currency translation adjustment .................................           (27)            --
                                                                                      --------       --------
       Other comprehensive income (loss) .......................................           (24)            (3)
                                                                                      --------       --------
          Comprehensive loss ...................................................      $ (2,461)      $ (4,442)
                                                                                      ========       ========
Net loss per share:
  Basic and diluted ............................................................      $  (0.08)      $  (0.15)
                                                                                      ========       ========
  Weighted average shares outstanding ..........................................        30,837         29,664
                                                                                      ========       ========


        The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      ---------------------
                                                                                        2001          2000
                                                                                      -------       -------
Cash flows from operating activities:
  Net loss .....................................................................      $(2,437)      $(4,439)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................          121           246
     Loss from investment in MicroHeart Holdings, Inc. .........................          357            --
     Provision for doubtful accounts ...........................................           91            10
     Inventory reserves ........................................................          230           456
     Amortization of deferred compensation .....................................           28           248
     Amortization of license fees ..............................................           48            48
     Changes in operating assets and liabilities:
       Accounts receivable - short term ........................................        1,187         1,856
       Inventories .............................................................          163          (565)
       Prepaids and other current assets .......................................          428           315
       Accounts receivable - long term .........................................           69           316
       Accounts payable ........................................................         (266)         (341)
       Accrued liabilities .....................................................         (809)       (2,299)
       Current portion of long term liabilities ................................           --          (243)
       Long term liabilities ...................................................         (115)         (179)
       Customer deposits .......................................................           --            69
       Deferred revenue ........................................................         (156)          223
                                                                                      -------       -------
          Net cash used in operating activities ................................       (1,061)       (4,279)
                                                                                      -------       -------
Cash flows from investing activities:
  Purchase of marketable securities ............................................           --          (775)
  Maturities of marketable securities ..........................................           --         4,218
  Acquisition of property and equipment ........................................          (39)         (116)
                                                                                      -------       -------
          Net cash (used in) provided by investing activities ..................          (39)        3,327
                                                                                      -------       -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock from exercise of options and
    warrants ...................................................................            1         1,033
  Net proceeds from sale of common stock .......................................        1,000            --
  Proceeds from short term borrowings ..........................................          (86)           --
  Repayments of capital lease obligations ......................................           (6)           (6)
                                                                                      -------       -------
          Net cash provided by financing activities ............................          909         1,027
          Effects of exchange rate changes on cash and cash equivalents ........          (24)           (1)
                                                                                      -------       -------
          Net (decrease) increase in cash and cash equivalents .................         (215)           74
Cash and cash equivalents at beginning of period ...............................        3,357         5,566
                                                                                      -------       -------
Cash and cash equivalents at end of period .....................................      $ 3,142       $ 5,640
                                                                                      =======       =======
Supplemental schedule of cash flow information:
  Interest paid ................................................................      $     5       $     9
                                                                                      =======       =======
  Taxes paid ...................................................................      $    13       $    11
                                                                                      =======       =======
Supplemental schedule of noncash investing and financing activities:
  Change in unrealized gain (loss) on marketable securities ....................      $     3       $    (3)
                                                                                      =======       =======
  Deferred compensation ........................................................      $    19       $   245
                                                                                      =======       =======


        The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

              The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with Eclipse's audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission ("SEC").

       These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Eclipse has sustained significant losses for the last several years and expects such losses to continue through at least 2001. Eclipse will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. (See Note 3)

        There can be no assurance that Eclipse will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to Eclipse's stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on Eclipse's business, operating results and financial condition.

       Eclipse's long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on Eclipse's business, operating results and financial condition.

Net Loss Per Share:

       Basic earnings per share is the weighted-average number of common shares outstanding during the period, and diluted earnings per share is computed by dividing net loss by the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three months ended March 31, 2001 and 2000 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans. There are no reconciling items in the numerator or denominator of the earnings per share calculation for the periods presented.

       Options to purchase 4,004,834 and 3,535,925 shares of common stock were outstanding at March 31, 2001 and 2000 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2. Inventories:

       Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                       MARCH 31,          DECEMBER 31,
                                         2001                 2000
                                       ---------          ------------
                                      (UNAUDITED)
Raw materials ...........               $1,898               $2,045
Work in process .........                  759                  715
Finished goods ..........                2,350                2,640
                                        ------               ------
                                        $5,007               $5,400
                                        ======               ======

3. SUBSEQUENT EVENTS:

       In April 2001, we sold 2,000,000 shares to a private company at a negotiated purchase price of $1.00 per share. We did not pay any other compensation in conjunction with the sale of our common stock.

       In May 2001, we entered into a facility lease for an office facility with terms extending through May 2006. The minimum future rental payments are as follows (in thousands):

          Year Ending December 31,
          2001 ..................  $  123
          2002 ..................     492
          2003 ..................     492
          2004 ..................     492
          2005 ..................     492
          2006 ..................     205
                                   ------
                                   $2,296
                                   ======

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

       On February 11, 1999, we received final approval from the Food and Drug Administration ("FDA") for our TMR products for certain indications, and we are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark ("CE Mark") allowing the commercial sale of our TMR laser systems and our PTMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

       We have completed pivotal clinical trials involving PTMR, and study results were submitted to the FDA in a Pre Market Approval ("PMA") application in December of 1999 along with subsequent amendments. We are currently in final negotiations with the FDA in the PTMR market approval process. There can be no assurance, however, that we will receive a favorable decision from the agency.

       As of March 31, 2001, we had an accumulated deficit of $156,270,000. We expect to continue to incur operating losses related to the expansion of sales and marketing activities. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance, if any, of our products, and the status and timing of regulatory approvals.

RESULTS OF OPERATIONS

Net Revenues

      Net revenues of $3,111,000 for the quarter ended March 31, 2001 decreased $2,566,000 or 45% when compared to net revenues of $5,677,000 for the quarter ended March 31, 2000. The decrease in revenues was mainly due to a $2.0 million reduction in sales of laser systems. A new sales model implemented in the end of 1999 emphasized laser system placements to develop the disposable handpiece market more rapidly. Laser sales have consequentially dropped in the current quarter compared to the prior year quarter. In addition, a reduction in handpiece sales accounted for roughly $0.5 million of the decrease in net revenue between the first quarter of 2001 compared to the comparable period of the prior year. Much of this decrease is due to the fact that the sales force was in transition in the quarter ended March 31 2001. New sales representatives were hired to fill openings resulting from the departure of under-performing representatives and general attrition. As a result of the transitioning sales force, disposable sales fell 20% in units domestically. Export sales accounted for approximately 9% and 16% of total sales for the quarters ended March 31, 2001 and 2000, respectively. This percentage decrease in export sales relative to total sales is mainly due to reduced international sales staffing after the reduction in force implemented during the fourth quarter of 2000. We define export sales as sales to customers located outside of the United States. (See "--Factors Affecting Future Results.")

Gross Profit

       Gross profit decreased to $1,576,000 or 51% of net revenues for the quarter ended March 31, 2001 as compared to $3,345,000 or 59% of net revenues for the quarter ended March 31, 2000. The decrease in absolute terms and as a percentage of sales resulted from lower sales volume. With lower sales volume, the fixed component of our cost of goods sold became more significant, negatively impacting gross margins as a percent of sales.

Research and Development

       Research and development expenditures of $543,000 decreased $1,243,000 or 70% for the quarter ended March 31, 2001 when compared to $1,786,000 for the quarter ended March 31, 2000. The decrease in these expenses reflects the decrease in activity associated with clinical trials, engineering project expenses and lower employee expenses.

Sales and Marketing

       Sales and marketing expenditures of $1,952,000 decreased $2,597,000 or 57% for the quarter ended March 31, 2001 when compared to $4,549,000 for the quarter ended March 31, 2000. This decrease is mainly due to a reduction in overall sales and marketing staffing between the first quarter of 2001 and the first quarter of 2000. Many of these reductions were permanent reductions in staffing. However, as we continue to rebuild the sales and marketing team, we expect sales and marketing expense to increase in the quarters to come.

General and Administrative

       General and administrative expenses of $1,186,000 decreased by $370,000 or 24% to $1,186,000 in the quarter ended March 31, 2001. The decrease is due to reductions in staffing, legal and patent expense and deferred compensation expense to consultants.

Non-Operating Expenses

       Equity in net loss of investee of $357,000 in the quarter ended March 31, 2001 represents our share of the net loss of Microheart Holding Inc. On November 15th 2000, we exercised warrants to increase our ownership of Microheart to 32.1%. This non-cash expense did not exist in the quarter ended March 31, 2000.

       Interest income of $30,000 in the quarter ended March 31, 2001 declined 74% or $87,000 compared to $117,000 in the quarter ended March 31, 2000. The reduction in interest income was a result of lower investments in marketable securities, and cash and cash equivalents.

       Interest expense of $5,000 in the quarter ended March 31, 2001 decreased 50% or $5,000 compared to $10,000 in the quarter ended March 31, 2000. This decrease reflects a lower level of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were $3,142,000 at March 31, 2001 compared to $3,357,000 at December 31, 2000, a decrease of 6%. We used $1,061,000 of cash for operating activities, including funding our operating loss and decreases in accrued liabilities in the first three months of 2001. A decrease in accounts receivable provided $1,187,000 in cash. Investing activities used cash of $36,000 in the first three months of 2001. Financing activities provided cash of $909,000 in the first three months of 2001, primarily from the issuance of common stock to a private company.

       Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities. In addition, our operation has been funded in part through sales of our products.

       In March 2001, we sold 898,202 shares of common stock to Acqua Wellington at a negotiated purchase price of $1.1133 per share. We did not pay any other compensation in conjunction with the sale of our common stock. We are contractually prohibited from obtaining any future financings with Acqua Wellington.

       In April 2001, we sold 2,000,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. We did not pay any other compensation in conjunction with the sale of our common stock.

       We have incurred significant losses for the last several years and at March 31, 2001 have an accumulated deficit of $156,270,000. The accompanying financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain other products under clinical trials. We believe our cash balance as of March 31, 2001, as supplemented by the proceeds received from the April 2001 issuance of our common stock, will be sufficient to meet our capital and operating requirements through the end of 2001. We have recognized the need for infusion of cash. In September 2000, March 2001 and April 2001, we raised approximately $1,873,000, $1,000,000 and $1,925,000, respectively, net of offering costs, from the sale of shares of common stock. We are continuing negotiations with a financing company for a revolving line of credit as well as exploring other financing alternatives. There can be no assurance that we will be successful in obtaining such financing. We believe that if revenue from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

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

   -   the failure to obtain regulatory approvals for our PTMR system;

   - significant limitations in the indicated uses for which our products may be marketed;

   -   substantial costs incurred in obtaining regulatory approvals.

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

       In December 1999, we submitted a PMA application to the FDA seeking marketing clearance for PTMR in the United States. To date, the FDA has not granted approval of this application. The FDA may not approve this application in a timely manner, if ever.

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

   - provide scientific evidence of long term benefits for treated patients, and

   -   disseminate such understanding within the medical community.

       Clinical adoption of these products will also depend upon:

   - our ability to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR and PTMR therapy;

   - willingness of such physicians to adopt and recommend such procedures to their patients; and

   - raising the awareness of TMR and then PTMR with the targeted patient population.

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

   - continue to attract, train and motivate additional qualified personnel in all areas; and

   -   achieve manufacturing efficiencies as production volume increases.

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

       In October 2000, preliminary results from a competitor's clinical trial of a catheter-based device employing "Direct Myocardial Revascularization" ("DMR") were presented at a medical conference in Washington D.C. The trial's principal investigator concluded that the DMR device did not show significant evidence of clinical benefit with regard to angina class reduction or exercise tolerance, and questioned the efficacy of other devices and procedures relying on TMR. We believe that the preliminary results of the DMR device study should not call the results of our PTMR study into question because the devices and procedures are substantially different. We cannot assure you, however, that the preliminary results of the DMR device study will not impact our submission for the Axcis PTMR system to the FDA.

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

       We currently compete with PLC Systems, Inc., Johnson & Johnson and Boston Scientific. PLC is currently selling TMR commercially in the United States and abroad, while Johnson & Johnson is currently selling PTMR products for investigational use. Boston Scientific has acquired radio frequency technology to begin a percutaneous feasibility trial in the United States under a preliminary Investigational Device Exemption ("IDE"). PLC recently announced a co-marketing agreement with Edwards Life Sciences to distribute their lasers and disposables. This action will add another 18 direct domestic sales representatives involved in promoting the PLC technology.


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

       OUR PRODUCTS ALSO COMPETE WITH ALTERNATIVE TREATMENT METHODS AND OUR PRODUCTS MUST REPLACE THESE METHODS TO BE COMMERCIALLY SUCCESSFUL. Many of the medical indications that may be treatable with TMR and PTMR laser systems are currently being treated by drug therapies or surgery and other interventional therapies, including percutaneous transluminal coronary angioplasty ("PTCA") and coronary artery bypass graft ("CABG"). Our business would be materially harmed if TMR technology fails to replace or augment existing therapies or to be more effective, safer or more cost effective than new therapies. A number of the existing therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced rapidly. Procedures using TMR and PTMR technology may not be able to replace or augment such established treatments.

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

       OUR PRODUCTS DEPEND ON TMR TECHNOLOGY THAT IS RAPIDLY CHANGING WHICH COULD REQUIRE US TO INCUR SUBSTANTIAL PRODUCT DEVELOPMENT EXPENDITURES TO RESPOND TO INDUSTRY CHANGES. TMR and PTMR laser systems are our only products. Accordingly, if we fail to develop and commercialize successfully our TMR and PTMR laser systems, then our business would suffer.

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

       Because patent applications in the United States were, until recently maintained in secrecy until patents issue, we cannot be certain that:

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

       WE DEPEND ON SINGLE SOURCE SUPPLIERS FOR CERTAIN KEY COMPONENTS AND PRODUCTION WOULD BE INTERRUPTED IFA KEY SUPPLIER HAD TO BE REPLACED. We currently purchase certain critical laser and fiber-optic components from single sources. Although we have identified alternative suppliers, a lengthy process would be required to qualify them as additional or replacement suppliers. Any significant interruption in the supply of critical materials or components could delay our ability to manufacture our products and could harm our manufacturing operations, business and results of operations.

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

       THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended March 31, 2001, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $7.688 to a low of $0.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

       In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of medical device companies could depress our stock price regardless of our operating results. If our common stock were to trade under $1.00 for 30 consecutive days on the NASDAQ National Market, our common stock could be subject to certain consequences established by the NASDAQ National Market, such as being delisted.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

       The Company is exposed to market risks inherent in its operations, primarily related to interest rate risk. These risks arise from transactions and operations entered into in the normal course of business. The Company does not use derivatives to alter the interest characteristics of its debt instruments. The Company has no holdings of derivative or commodity instruments.

       Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents, existing long-term debts and any future financing requirements. The long-term debt at March 31, 2001 consists of outstanding balances on lease obligations.

Assets

       Cash and cash equivalents................       $3,142
       Average interest rate....................         4.0%

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits required to be filed by Item 601 st Regulation S-K: None
        b)  Reports on Form 8-K
            No reports on Form 8-K were filed by Eclipse during the three-month period ended March 31, 2001.

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


                                   ECLIPSE SURGICAL TECHNOLOGIES, INC.
                                   Registrant




Date:  May 15, 2001                /s/ Michael J. Quinn
                                   ---------------------
                                   Michael J. Quinn
                                   Chief Executive Officer, President and
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date:  May 15, 2001                /s/ J. Stephen Wilkins
                                   ----------------------
                                   J. Stephen Wilkins
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)