Form 10-K/A
period 2000-12-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2001-06-13
CIK 863680

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.2
TO
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission file number: 0-28288

Eclipse Surgical Technologies, Inc.
(Exact name of Registrant as specified in its charter)

California (State of incorporation)	77-0223740 (I.R.S. Employer Identification Number)

1049 Kiel Court
Sunnyvale, California 94089
(Address of principal executive officers)

(408) 548-2100
(Registrant’s telephone number, including area code)

Title of Each Class	Name of Exchange on Which Registered

Common Stock, no par value	Nasdaq National Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [    ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the last practicable date.

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

General

      Eclipse Surgical Technologies, Inc., incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous transluminal myocardial revascularization (“PTMR”). TMR and PTMR are recent laser-based heart treatments in which channels are made in the heart muscle. It is believed these procedures encourage new vessel formation, or angiogenesis. TMR is performed by a cardiac surgeon through a small incision in the chest under general anesthesia. PTMR is performed by a cardiologist in a catheter based procedure which utilizes local anesthesia. Clinical studies have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with TMR or PTMR plus medications, when compared with patients who received medications alone.

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

      The primary therapeutic options for treatment of coronary artery disease are drug therapy, balloon angioplasty also known as percutaneous transluminal coronary angioplasty or (“PTCA”), other interventional techniques which augment or replace PTCA such as stent placement and atherectomy, and coronary artery bypass grafting or (“CABG”). The objective of each of these approaches is to increase blood flow through the coronary arteries to the heart.

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

      PTCA is a less-invasive alternative to CABG introduced in the early 1980s in which a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the vessel. Although the procedure is usually successful in widening the blocked channel, the artery often re-narrows within six months of the procedure, a process called “restenosis,” often necessitating a repeat procedure. A variety of techniques for use in conjunction with PTCA have been developed in an attempt to reduce the frequency of restenosis, including stent placement and atherectomy. Stents are small metal frames delivered to the area of blockage using a balloon catheter and deployed or expanded within the coronary artery. The stent is a permanent implant intended to keep the channel open. Atherectomy is a means of using mechanical, laser or other techniques at the tip of a catheter to cut or grind away plaque.

      CABG is an open chest procedure developed in the 1960s in which conduit vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries so that blood can bypass the blockage. CABG typically requires the use of a heart-lung bypass machine to render the heart inactive (to allow the surgeon to operate on a still, relatively bloodless heart) and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of coronary artery disease or those who have previously failed to receive adequate relief of their symptoms from PTCA or related techniques. Most bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery (“re-do bypass surgery”) is possible, but is made more difficult because of scar tissue and adhesions that typically form as a result of the first operation. Moreover, for many patients CABG is inadvisable for various reasons, such as the severity of the patient’s overall condition, the extent of coronary artery disease or the small size of the blocked arteries.

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

Business Strategy

      Our objective is to become a recognized leader in the field of myocardial revascularization, with TMR and PTMR established as well-known and acceptable therapies. Our strategies to achieve this goal are as follows:

• Expand Market for our Products. We are seeking to expand market awareness of our products among opinion leaders in the cardiovascular field, the referring physician community and the targeted patient population. In connection with the FDA approved TMR product, we have prioritized our initial efforts in the U.S. on the top 600 hospitals that perform the greatest number of cardiovascular procedures. To support the TMR launch, we are expanding the domestic sales force to thirty-one territory managers in four sales areas. We also sell our products in Europe and to the rest of the world through our direct international sales organization along with several distributors and agents. In addition, we have developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize our TMR or PTMR products and procedures.

• Demonstrate Clinical Utility of PTMR. We are seeking to demonstrate the clinical safety and effectiveness of PTMR. We have completed a pivotal clinical trial regarding PTMR, and the study results were submitted to the FDA in a Pre Market Approval Supplemental application in December of 1999. We are currently in final negotiations with the FDA in the PMA process. There can be no assurance, however, that we will receive a favorable decision from the agency.

• Leverage Proprietary Technology. We believe that our significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies we have developed are important factors in our efforts to demonstrate the safety and effectiveness of our TMR and PTMR procedures. We are seeking to develop additional proprietary technologies for TMR, PTMR and related procedures. We have 91 foreign and U.S. patents or allowed patent applications and 51 U.S. and 27 foreign patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies.

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

      In February 1996, we obtained FDA clearance to undertake Phase I of a clinical study of TMR intended to assess the safety and effectiveness of “TMR Used in Conjunction with CABG” as compared with CABG alone. In September 1996, the FDA provided us with clearance to begin Phase II of this study, which was subsequently completed. In July 1999, we submitted a PMA supplement to the FDA for an expanded indication to our approved TMR labeling to include TMR in conjunction with CABG. In January 2000, we received a response from the FDA requesting that we either provide more information or modify our labeling request. Since TMR and CABG are each presently utilized to treat separate regions of the heart, we concluded that our present FDA approved labeling is adequate, and that the physician can best decide how to use the laser system within the approved labeling. As a result, in March 2000, we decided that we will not pursue any wording changes to our already approved TMR labeling, and have withdrawn our submission to the FDA for TMR in conjunction with CABG.

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

Competition

      We expect that the market for TMR and PTMR, which is currently in the early stages of development, will be intensely competitive. Competitors include PLC Systems, Inc. (“PLC”), Johnson & Johnson, and Boston Scientific which are either selling FDA-approved TMR products in the U.S. and abroad, or PTMR products for investigational use in the U.S. and commercially abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than we do.

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

      To obtain a Pre Market Approval (“PMA”) for a medical device, we must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an Investigational Device Exemption (“IDE”) must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials are accumulated and, if satisfactory, are submitted to the FDA in support of a PMA application. Prior to U.S. commercial distribution, premarket approval is required from the FDA. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel’s recommendations, it tends to give such recommendations significant weight. In February 1999, we received a PMA for our TMR laser system for use in certain indications.

      Products manufactured or distributed by us pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions or criminal prosecutions. The Federal Food, Drug and Cosmetic Act requires us to manufacture our products in registered establishments and in accordance with Good Manufacturing Practices (“GMP”) regulations and to list our devices with the FDA. Furthermore, as a condition to receipt of a PMA, our facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could harm our business. We may be required to incur significant costs to comply with laws and regulations in the future and current or future laws and regulations may harm our business.

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

Intellectual Property Matters

      Our success will depend, in part, on our ability to obtain patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We have 91 U.S. and foreign patents or allowed patent applications and 78 U.S. and foreign patent applications pending relating to various aspects of TMR, PTMR and other cardiovascular therapies. On December 5, 2000 we were granted United States Patent No. 6,156,031 entitled “Transmyocardial Revascularization Using Radiofrequency Energy”. Our patents or patent applications may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

      The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, our competitors have been issued a number of patents related to TMR and PTMR. In September 1995 we received from a competitor a notice of potential infringement of the competitor’s patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. We concluded, following discussion with our patent counsel, that we did not utilize the process and/or apparatus which is the subject of the patent at issue. We responded to the competitor to such effect and have received no further correspondence on this matter. There can be no assurance, however, that further claims or proceedings will not be initiated by a competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of our technical and management personnel. We may be involved in litigation to defend against claims of our infringement, to enforce our patents, or to protect our trade secrets. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or we could be required to obtain licenses from the patent owners of each such patent or to redesign our products or processes to avoid infringement.

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

      Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. In July 1999 HCFA began coverage of FDA approved TMR systems for any manufacturer’s TMR procedures.

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

      Michael J. Quinn has served as our Chief Executive Officer, President and Chairman of the Board since October 2000. From November 1999 to September 2000, Mr. Quinn served as Chief Executive Officer, President and a member of the Board of Directors for Premier Laser Systems, a manufacturer of surgical and dental products. From January 1998 to November 1999, Mr. Quinn served as President and Chief Operating Officer of Imagyn Medical Technologies, Inc., a manufacturer of minimally invasive surgical specialty products. From 1995 through December 1997, Mr. Quinn served as President and Chief Operating Officer of Fisher Scientific Company. Prior to 1995, Mr. Quinn held senior operating management positions at major healthcare organizations including American Hospital Supply Corporation, Picker International, Cardinal Health Group and Bergen Brunswig.

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

      Thomas L. Kinder has served as our Vice President of Sales since March 2001 and as General Manager, West Area since November 2000. From June 2000 to November 2000, Mr. Kinder served as Vice President of Sales for Watchitwork.om. From September 1999 to November 2000, Mr. Kinder served as General Manager for Karl Storz Endoscopy. From March 1996 to September 1999, Mr. Kinder served in the roles of Business Director, Area Vice-President and, most recently, Vice President of Sales for Imagyn Medical Technologies, Inc. From March 1996 to April 1997, Mr. Kinder served as Director of Sales for Microsurg, a company that was later sold to Imagyn Medical Technologies, Inc.

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

      Ilene L. Janofsky has served as our Chief Legal Counsel since January 2001. From 1999 to 2000 Ms. Janofsky served as Patent Manager, Intellectual Property Counsel and from June 1998 to March 1999 she served as Patent Counsel. >From 1993 to 1998 Ms. Janofsky worked as an independent patent law consultant. >From 1990 to 1993 Ms. Janofsky was employed as a Patent Attorney with the Liposome Company. She has also worked as a Patent Attorney on an independent basis from 1988 to 1989 and with the New York city law firm of Ladas & Parry from 1987 to 1988. Ms. Janofsky is admitted to practice law in New York (1986), New Jersey (1986) and before the United States Patent and Trademark Office (1983). She passed the California Bar exam in July 2000 and is awaiting admission. Ms. Janofsky received her Bachelor of Science in Clinical Nutrition from the University of Florida, Gainesville in 1976 and her Juris Doctorate from St. John’s University Law School in 1985.

Item 2. Description of Property.

      Our facilities, located in Sunnyvale, California, are comprised of 45,960 square feet under two separate leases. The manufacturing facility contains a Class 10,000 clean room for laser handpiece and catheter fabrication. The leases expire from July 2002 through September 2002. Our headquarters is located in Sunnyvale, California. We believe our facilities are adequate to meet our foreseeable requirements. There can be no assurance that additional facilities will be available to us, if and when needed, thereafter.

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

	High	Low

2000

First Quarter	$11.50	$6.75

Second Quarter	$7.69	$2.88

Third Quarter	$4.69	$3.31

Fourth Quarter	$4.06	$0.50

	High	Low

1999

First Quarter	$14.25	$7.25

Second Quarter	$12.38	$7.69

Third Quarter	$18.69	$9.75

Fourth Quarter	$15.94	$5.00

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

Selected Consolidated Financial Data
(in thousands, except per share amounts)

	Year Ended December 31,

	2000	1999(1)	1998	1997	1996

Statement of Operations Data:

Net revenues	$22,210	$25,324	$15,080	$13,058	$13,718

Cost of revenues	10,055	13,246	7,868	7,295	6,424

Gross profit	12,155	12,078	7,212	5,763	7,294

Operating expenses:

Research and development	5,065	11,353	29,861	26,217	13,323

Sales and marketing	15,349	16,553	17,663	11,542	5,949

General and administrative	6,660	8,028	10,821	9,462	4,820

Merger-related costs	—	5,214	—	—	—

Total operating expenses	27,074	41,148	58,345	47,221	24,092

Operating loss	(14,919)	(29,070)	(51,133)	(41,458)	(16,798)

Interest and other income (expense), net	310	737	3,366	5,240	3,842

Net loss	$(14,609)	$(28,333)	$(47,767)	$(36,218)	$(12,956)

Net loss per share — basic and diluted	$(0.48)	$(0.99)	$(1.77)	$(1.39)	$(0.65)

Shares used in per share calculation	30,166	28,629	27,000	26,027	20,019

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$3,357	$13,313	$27,941	$75,729	$110,271

Working capital	4,662	10,031	22,243	68,999	105,185

Total assets	16,965	34,019	52,978	91,714	123,003

Long-term debt, less current portion	405	815	114	10	20

Accumulated deficit	(153,833)	(139,224)	(110,891)	(63,124)	(26,906)

Total shareholders’ equity	7,974	18,573	37,276	82,374	117,061

(1)	Cost of revenues includes $2.5 million of inventory write-offs and upgrades associated with the March 1999 merger.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled “Factors Affecting Future Results” to review conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.

      The following discussion should be read in conjunction with financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

      Eclipse Surgical Technologies, Inc., incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous transluminal myocardial revascularization (“PTMR”).

      On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications, and we are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark (“CE Mark”) allowing the commercial sale of our TMR laser systems and our PTMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net Revenues

      Net revenues of $22,210,000 for the year ended December 31, 2000 decreased $3,114,000 or 12% when compared to net revenues of $25,324,000 for the year ended December 31, 1999. The decrease in revenue was mainly due to a reduction in sales of laser systems resulting from a change, made at the end of 1999, to a new sales model which emphasizes laser system placements to develop the disposable handpiece market more rapidly. The reduction in laser sales is partially offset by an increase in disposable handpiece sales generated from the new sales model. International sales accounted for approximately 10% and 14% of total sales for the years ended December 31, 2000 and 1999, respectively. We define international sales as sales to customers located outside of the United States. (See “— Risk Factors.”)

   Gross Profit

      Gross profit increased to $12,155,000 or 55% of net revenues for the year ended December 31, 2000 as compared to $12,078,000 or 48% of net revenues for the year ended December 31, 1999. In 1999 we incurred $2,523,000 in cost of revenues for inventory write-offs and a laser upgrade program resulting from our merger with CardioGenesis. Excluding these one-time charges, gross margin in the year ended December 31, 2000 decreased $2,446,000 compared to the prior year. This decrease in gross margin in absolute terms and as a percentage of sales resulted from the fixed component of cost of goods sold becoming a larger portion of sales, due to the decrease in sales volumes.

   Research and Development

      Research and development expenditures of $5,065,000 decreased $6,288,000 or 55% for the year ended December 31, 2000 when compared to $11,353,000 for the year ended December 31, 1999. The decrease in overall research and development expense is comprised of a $4,875,000 reduction in expenses related to clinical trials, a $675,000 reduction in engineering project expenses and a $725,000 reduction in employee related expenses as headcount has fallen through general attrition. We expect research and development expenses to continue to decline in the upcoming year with a continuing reduction in clinical and product development activities.

   Sales and Marketing

      Sales and marketing expenditures of $15,349,000 decreased $1,204,000 or 7% for the year ended December 31, 2000 when compared to $16,553,000 for the year ended December 31, 1999. The decrease in absolute sales and marketing dollars is mainly due to commission payments made for laser sales. Not only was laser revenue in 2000 $8,700,000 lower than in 1999, the average commission rate on the year 2000 laser sales was substantially lower due to the transition from an outside distributor to an inside sales force for a region of the US at the end of 1999. We expect that spending on sales and marketing will decrease in the upcoming year, despite continued development of the TMR and PTMR market, as the Company’s focus on cost reduction becomes reflected in lower expenditures for outside services and travel costs. At year-end a sales force transition was underway which is expected to continue through the second quarter of 2001. New sales representatives are being hired to fill openings resulting from general attrition and the release of sales representatives who did not meet their sales objectives.

   General and Administrative

      General and administrative expenses decreased by $1,368,000 or 17% to $6,660,000 in 2000 from $8,028,000 in 1999. The decrease is due mainly to a $1,000,000 reduction of salary and wage expense associated with the elimination of redundant positions that existed between CardioGenesis and Eclipse prior to the March 17, 1999 merger and with the CEO position that was filled for only a portion of 2000. Another significant reduction was an $850,000 reduction in bad debt expenseWe expect general and administrative expenses to decline somewhat from prior year levels as we anticipate reductions in deferred compensation and bad debt expense and we plan to outsource patent work.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Net Revenues

      Net revenues of $25,324,000 for the year ended December 31, 1999 increased $10,244,000 or 68% when compared to net revenues of $15,080,000 for the year ended December 31, 1998. The increase in revenues was due to $7,300,000 in higher sales of laser systems and $2,580,000 in higher sales of disposable products resulting from the receipt of FDA approval on our TMR products and an increase in research revenue associated with the sale of intellectual property of $310,000. Export sales accounted for approximately 14% and 24% of total sales for the years ended December 31, 1999 and 1998, respectively. The percentage decrease relative to total sales is mainly due to higher domestic sales from the receipt of FDA approval on our TMR products, as international sales fell by only $30,000. We define export sales as sales to customers located outside of the United States. (See “— Risk Factors.”)

   Gross Profit

      Gross profit increased to $12,078,000, $14,601,000 net of the merger related inventory write-offs and a laser upgrade program or 58% of net revenues for the year ended December 31, 1999, as compared to $7,212,000 or 48% of net revenues for the year ended December 31, 1998, an increase of $7,389,000. This increase both in percentage and in absolute terms resulted from greater unit sales volume and a higher average sales price on lasers and disposables; these factors increased gross margin by approximately $3,100,000 and $3,800,000, respectively. Lower unit cost contributed an additional $500,000 towards gross margin, as the fixed manufacturing expense were applied over higher production volumes. Gross profit percentage, including the inventory and upgrade program write-off related to the merger, was 48% of net revenues.

   Research and Development

      Research and development expenditures of $11,353,000 decreased $18,508,000 or 62% for the year ended December 31, 1999 when compared to $29,861,000 for the year ended December 31, 1998. The decrease in these expenses reflects cost savings resulting from the merger with CardioGenesis by the elimination of redundant TMR and PTMR clinical trials, engineering and clinical support activity of $2 million, $8 million and $2 million, respectively. There was an additional $6 million of clinical expense reductions during 1999 attributed to the completion of major trials in 1998 and early 1999.

   Sales and Marketing

      Sales and Marketing expenditures of $16,553,000 decreased $1,110,000 or 6% for the year ended December 31, 1999 when compared to $17,663,000 for the year ended December 31, 1998. The decrease in absolute dollars is mainly due to cost efficiencies realized from the merger. Prior to the merger, both Eclipse and

CardioGenesis were operating separate sales units in Europe. Cost savings from the elimination of this redundancy was approximately $1.5 million. This savings is partially offset by $250,000 in increased general marketing expenses supporting the commercial TMR products and $200,000 in increased commissions.

   General and Administrative

      General and administrative expenses decreased by $2,793,000 or 26% to $8,028,000 in 1999 from $10,821,000 in 1998. The decrease is due to a $3.5 million reduction in litigation expenses offset by a $700,000 increase in deferred compensation to consultants.

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

      During the remaining three quarters in the year ended December 31, 1999, we recognized additional merger-related costs of $844,000, which was mainly due to an upgrade program to replace customer owned equipment rendered unusable by the merger. This increase brought the total of merger related costs for the twelve months ended December 31, 1999 to $7,737,000; this includes inventory write-offs and the laser upgrade program totaling $2,523,000 that are accounted for in our cost of revenues. We do not expect any further charges for merger related expense and anticipate the last merger-related payment to occur in the second part of 2001. The following table summarizes the merger-related costs (in thousands).

Description	Amount

Financial advisory and legal fees	$2,528

Personnel severance	1,190

Terminated relationships/contracts	910

Other costs including laser upgrade program and fixed asset and inventory write-offs	3,109

Subtotal	7,737

Less: Amount included in cost of revenues	(2,523)

Total	$5,214

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

      Accounts receivable of $3,654,000 at December 31, 2000 decreased 56% to $8,119,000 at December 31, 1999, even though annual sales only decreased by 12% when comparing the same periods. The decrease in accounts receivable is attributed to a decrease in sales in the three month period ending December 31, 2000 as compared to the same period ending in 1999. Non-current accounts receivable of $119,000 at December 31, 2000 decreased 89% to $1,125,000 at December 31, 1999. Non-current accounts receivable is comprised of leases that were recognized in prior years.

      Inventories decreased by $1,583,000 or 23% to $5,400,000 at December 31, 2000 from a level of $6,983,000 at December 31, 1999. This decrease is mainly due to a reduction of $900,000 in gross inventory from lower purchases of raw materials relative to inventory outflows via cost of revenues, along with the addition of $670,000 of inventory reserves.

      Inventory reserves increased by $182,000 to $2,180,000 at December 31, 2000 compared to $1,998,000 at December 31, 1999. During the year, approximately $673,000 of new reserves were accrued, with $360,000 of this amount attributed to lasers in Europe for which there was no intent to sell and $180,000 of the reserve being attributed to raw materials held in excess of current requirements. Reserve balances were reduced during the year by write-offs of approximately $491,000 for obsolete and out-of-date material.

      As of December 31, 2000, there were reserves of $2,180,000 against gross inventory of $7,580,000 for a reserve percentage of 29%. Approximately $980,000 of these reserves relates to lasers in Europe for which there was no intent to sell, while $600,000 is reserved for raw materials in excess of current requirements and $440,000 is reserved for service/obsolete inventory. The Company is closely monitoring its inventory levels with a view to balancing outlays for raw materials with sales requirements.

      Investing activities, consisting primarily of purchases and sale of marketable securities and additions to property and equipment, provided cash of $6,700,000, $16,100,000 and $28,400,000 in fiscal years 2000, 1999, and 1998 respectively. In the fourth quarter of 2000, we increased our ownership interest in privately-held MicroHeart Holdings, Inc. to 32.1% for cash compensation of $310,000. The investment in MicroHeart is accounted for under the equity method. As of December 31, 2000, we recorded a net loss of $58,000, which represents Eclipse’s equity in the loss incurred by MicroHeart. Financing activities provided cash of $3,400,000, $8,400,000 and $1,300,000 in fiscal years 2000, 1999 and 1998 respectively primarily from the issuance of common stock pursuant to exercise of stock options and warrants and the issuance of common stock.

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

      In March 2001, we sold 898,202 shares of common stock to Acqua Wellington at a negotiated purchase price of $1.1133 per share. We did not pay any other compensation in conjunction with the sale of our common stock. In April 2001, the Board adopted an amendment to our Bylaws which precludes the Company from entering into or exercising any rights under any equity line agreement, including the Acqua Wellington equity line agreement, unless approval from the shareholders holding a majority of the shares is obtained.

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

Quarterly Results of Operations

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

	Three Months Ended

	2000				1999

	March 31	June 30	Sept. 30	Dec. 31	March 31		June 30		Sept. 30		Dec. 31

Net revenues	$5,677	$6,608	$5,014	$4,911	$4,474		$7,190		$6,085		$7,575

Gross profit	3,346	3,910	2,554	2,345	1,177	(a)	3,695	(b)	2,954	(c)	4,252	(d)

Operating loss	(4,546)	(3,398)	(3,800)	(3,175)	(15,474	)(a)	(4,339	)(b)	(4,982	)(c)	(4,275	)(d)

Net loss	(4,439)	(3,262)	(3,744)	(3,164)	(15,166	)(a)	(4,201	)(b)	(4,906	)(c)	(4,060	)(d)

Net loss per share:

Basic and diluted	(0.15)	(0.11)	(0.13)	(0.10)	(0.55)		(0.15)		(0.17)		(0.14)

Weighted average shares outstanding	29,664	30,064	30,191	30,729	27,576		28,086		28,591		29,425

(a)	Gross profit includes cost of revenues of $1,392,000 related to inventory and fixed asset write-offs in connection with the merger. Operating loss includes merger-related costs of $5,501,000. Net loss includes cost of revenues of $1,392,000 related to inventory write-offs in connection with the merger and merger-related costs of $5,501,000.

(b)	Gross profit includes cost of revenues of $625,000 related to a laser upgrade program in connection with the merger. Operating loss includes a reversal of a previously recorded reserve of $541,000. Net loss includes cost of revenues of $625,000 related to a laser upgrade program in connection with the merger and a reversal of a previously recorded reserve of $541,000.

(c)	Gross profit includes cost of revenues of $179,000 related to a laser upgrade program in connection with the merger. Operating loss includes merger-related costs of $257,000. Net loss includes cost of revenues of $179,000 related to a laser upgrade program in connection with the merger and merger-related costs of $257,000.

(d)	Gross profit includes cost of revenues of $327,000 related to a laser upgrade program in connection with the merger. Operating loss includes a reversal of a previously recorded reserve of $4,000. Net loss includes cost of revenues of $327,000 related to a laser upgrade program in connection with the merger and a reversal of a previously recorded reserve of $4,000.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities. We will adopt SFAS 133 in the first quarter of 2001 and we do not believe that the initial adoption will have a material impact on the financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25.” FIN 44 provides updated accounting guidance regarding implementing and interpreting APB 25, and should be applied on a prospective basis from July 1, 2000. The Company’s adoption of this pronouncement had no impact on the Company’s financial position or results of operations.

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

      We may fail to obtain required regulatory approvals to market our products in the United States. Our business, financial condition and results of operations could be harmed by any of the following events, circumstances or occurrences related to the regulatory process:

•	the failure to obtain regulatory approvals for our PTMR system;

•	significant limitations in the indicated uses for which our products may be marketed;

•	substantial costs incurred in obtaining regulatory approvals.

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

      In February 1996, we obtained FDA clearance to undertake Phase I of a clinical study of TMR intended to assess the safety and effectiveness of “TMR Used in Conjunction with CABG” as compared with coronary artery bypass graft, known as CABG, alone. In September 1996, the FDA provided us with clearance to begin Phase II of this study, which was subsequently completed. In July 1999, we submitted a PMA supplement to FDA for an expanded indication to our approved TMR labeling to include TMR in conjunction with CABG. In January

2000, we received a response from the FDA requesting that we either provide more information or modify our labeling request. Since TMR and CABG are each presently utilized to treat separate regions of the heart, we concluded that our present FDA approved labeling is adequate, and that the physician can best decide how to use the laser system within the approved labeling. As a result, in March 2000, we decided that we will not pursue any wording changes to our already approved TMR labeling and have withdrawn our submission to the FDA for TMR in conjunction with CABG. In December, 1999, we submitted a PMA application to the FDA seeking marketing clearance for PTMR in the United States. To date, the FDA has not granted approval of this application. The FDA may not approve this application in a timely manner, if ever.

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

      Positive endorsements by physicians are essential for clinical adoption of our TMR and PTMR laser systems. Even if the clinical efficacy of TMR and PTMR laser systems is established, physicians may elect not to recommend TMR and PTMR laser systems for any number of reasons. The reasons why TMR or PTMR laser systems may effectively treat coronary artery disease are not fully understood. Although we intend to use research, development and clinical efforts to understand better the physiological effects of TMR and PTMR treatment, we may not achieve such understanding on a timely basis, or at all. TMR and PTMR laser systems may not be clinically adopted unless we:

•	understand thoroughly the physiological effects of the products;

•	provide scientific evidence of long term benefits for treated patients, and

•	disseminate such understanding within the medical community.

      Clinical adoption of these products will also depend upon:

•	our ability to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR and PTMR therapy;

•	willingness of such physicians to adopt and recommend such procedures to their patients; and

•	raising the awareness of TMR and then PTMR with the targeted patient population.

      Patient acceptance of the procedure will depend on:

•	physician recommendations;

•	the degree of invasiveness;

•	the effectiveness of the procedure; and

•	the rate and severity of complications associated with the procedure as compared to other procedures.

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

      The expansion of our business may put added pressure on our management and operational infrastructure and could create numerous risks and challenges. The growth in our business may place a significant strain on our limited personnel, management and other resources. The evolving growth of our business involves numerous risks and challenges, including:

•	the dependence on the growth of the market for our TMR and PTMR systems;

•	domestic and international regulatory developments;

•	rapid technological change;

•	the highly competitive nature of the medical devices industry; and

•	the risk of entering emerging markets in which we have limited or no direct experience.

      Our future operating results will be significantly affected by our ability to:

•	successfully and rapidly expand sales to potential customers;

•	implement operating, manufacturing and financial procedures and controls;

•	improve coordination among different operating functions;

•	continue to attract, train and motivate additional qualified personnel in all areas; and

•	achieve manufacturing efficiencies as production volume increases.

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

      Our operating results will fluctuate and quarter to quarter comparisons of our results may not indicate future performance. Our operating results have fluctuated significantly from quarter to quarter and are expected to fluctuate significantly from quarter to quarter due to a number of events and factors, including:

•	the level of product demand and the timing of customer orders;

•	changes in strategy;

•	delays associated with the FDA and other regulatory approval processes;

•	personnel changes;

•	the level of international sales;

•	changes in competitive pricing policies;

•	the ability to develop, introduce and market new and enhanced versions of products on a timely basis;

•	deferrals in customer orders in anticipation of new or enhanced products;

•	product quality problems; and

•	the enactment of health care reform legislation and any changes in third party reimbursement policies.

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

      In October 2000, preliminary results from a competitor’s clinical trial of a catheter-based device employing “Direct Myocardial Revascularization” (DMR) were presented at a medical conference in Washington D.C. The trial’s principal investigator concluded that the DMR device did not show significant evidence of clinical benefit with regard to angina class reduction or exercise tolerance, and questioned the efficacy of other devices and procedures relying on TMR. We believe that the preliminary results of the DMR device study should not call the results of our PTMR study into question because the devices and procedures are substantially different. We cannot assure you, however, that the preliminary results of the DMR device study will not impact our submission for the Axcis PTMR system to the FDA.

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

      Effective July 1, 1999 the Health Care Financing Administration commenced Medicare coverage for TMR systems for any manufacturer’s TMR procedures. Hospitals are now eligible to receive Medicare reimbursement for TMR procedures. The Health Care Financing Administration may not approve reimbursement for PTMR. If it does not provide reimbursement, our business will suffer. We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PTMR procedures. If they do not provide reimbursement, our business will suffer.

      Third party payors may deny reimbursement if they determine that the device used in a treatment is:

•	unnecessary;

•	inappropriate;

•	experimental;

•	used for a non-approved indication; or

•	not cost-effective.

      Potential purchasers must determine whether the clinical benefits of our TMR and PTMR laser systems justify:

•	the additional cost or the additional effort required to obtain prior authorization or coverage; and

•	the uncertainty of actually obtaining such authorization or coverage.

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

      The market for TMR and PTMR laser systems is characterized by rapid technical innovation. Accordingly, our current or future competitors may succeed in developing TMR and PTMR products or procedures that:

•	are more effective than our products;

•	are more effectively marketed than our products; or

•	may render our products or technology obsolete.

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

      Even with the FDA approval for our TMR laser system, we will face competition for market acceptance and market share for that product. Our ability to compete may depend in significant part on the timing of introduction of competitive products into the market, and will be affected by the pace, relative to competitors, at which we are able to:

•	develop products;

•	complete clinical testing and regulatory approval processes;

•	obtain third party reimbursement acceptance; and

•	supply adequate quantities of the product to the market.

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

      Our products depend on TMR technology that is rapidly changing which could require us to incur substantial product development expenditure. TMR and PTMR laser systems are our only products. Accordingly, if we fail to develop and commercialize successfully our TMR and PTMR laser systems, then our business would suffer.

      The medical device industry is characterized by rapid and significant technological change. Our future success will depend in large part on our ability to respond to such changes. In addition, we must expand the indications and applications for our products by developing and introducing enhanced and new versions of our TMR and PTMR laser systems. Product research and development requires substantial expenditures and is inherently risky. We may not be able to:

•	identify products for which demand exists; or

•	develop products that have the characteristics necessary to treat particular indications.

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

      Overall increases in medical costs could adversely affect our business. We believe that the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by them. We can not assure you that in either United States or international markets that:

•	third party reimbursement and coverage will be available or adequate;

•	current reimbursement amounts will not be decreased in the future; or

•	future legislation, regulation or reimbursement policies of third party payors will not otherwise adversely affect the demand for our products or our ability to profitably sell our products.

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

      We have a history of losses and may not be profitable in the future. We have incurred significant losses since inception. Our revenues and operating income will be constrained:

•	until such time, if ever, as we obtain broad commercial adoption of our TMR laser systems by healthcare facilities in the United States;

•	until such time, if ever, as we obtain FDA and other regulatory approvals for our PTMR laser systems; and

•	for an uncertain period of time after such approvals are obtained.

      We may not achieve or sustain profitability in the future.

      If we experience increased demand for our products, we may not be able to expand our business to meet such demand. We may be required to expand our business to:

•	respond to increasing clinical adoption of the TMR procedure;

•	develop future products;

•	generally compete successfully;

•	complete the clinical trials that are currently in progress; and

•	prepare additional products for clinical trials.

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

      Third parties may limit the development and protection of our intellectual property, which could adversely affect our competitive position. Our success is dependent in large part on our ability to:

•	obtain patent protection for our products and processes;

•	preserve our trade secrets and proprietary technology; and

•	operate without infringing upon the patents or proprietary rights of third parties.

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

      In 1996, prior to the merger with us, CardioGenesis initiated a suit in the United States against PLC seeking a judgment that the PLC patent is invalid and unenforceable. In 1997, PLC counterclaimed in that suit alleging infringement by CardioGenesis of the PLC patent. Also in 1997, PLC initiated suit in Germany against CardioGenesis and CardioGenesis’ former German sales agent alleging infringement of a European counterpart to the PLC patent. In 1997, CardioGenesis filed an Opposition in the European Patent Office to a European counterpart to the PLC patent, seeking to have the European patent declared invalid.

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

      We may not be able to protect our intellectual property because:

•	patents may not be issued;

•	patents may be challenged, invalidated or designed around by competitors; or

•	patent protection may not continue to be available for surgical methods in the future.

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

      Defending and prosecuting intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We may be required to litigate further to:

•	enforce our issued patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

      Any litigation or interference proceedings will result in substantial expense and significant diversion of effort by technical and management personnel. If the results of such litigation or interference proceedings are adverse to us, then the results may:

•	subject us to significant liabilities to third parties;

•	require us to seek licenses from third parties;

•	prevent us from selling our products in certain markets or at all; or

•	require us to modify our products.

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

      Furthermore, we cannot assure you that our competitors:

•	have not developed or will not develop similar products;

•	will not duplicate our products; or

•	will not design around any patents issued to or licensed by us.

      Because patent applications in the United States were, until recently, maintained in secrecy until patents issue, we cannot be certain that:

•	others did not first file applications for inventions covered by our pending patent applications; or

•	we will not infringe any patents that may issue to others on such applications.

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

      In addition to our patents, we rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We may not be able to meaningfully protect our unpatented technology because:

•	our employees, consultants and advisors may breach their confidentiality and invention assignment agreements and there may not be an adequate remedy for such breach;

•	our competitors may independently develop substantially equivalent proprietary information and techniques; or

•	competitors may otherwise gain access to our proprietary technology. Our inability to protect our unpatented intellectual property could materially harm our business.

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

      Certain of our suppliers could have difficulty expanding their manufacturing capacity to meet our needs if demand for our TMR and PTMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers could cause a delay in regulatory approvals or adversely affect product acceptance. We can not predict if:

•	materials obtained from outside suppliers will continue to be available in adequate quantities; or

•	alternative suppliers can be located on a timely basis.

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

      We have limited manufacturing experience which could prevent us from successfully increasing capacity in response to market demand. We have limited experience in manufacturing products. Manufacturers often encounter difficulties in increasing production, including problems involving:

•	production yields;

•	adequate supplies of components;

•	quality control and assurance (including failure to comply with good manufacturing practices regulations, international quality standards and other regulatory requirements); and

•	shortages of qualified personnel.

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

      We must comply with FDA manufacturing standards or face fines or other penalties including suspension of production. We are required to demonstrate compliance with the FDA’s current good manufacturing practices regulations if we market devices in the United States or manufacture finished devices in the United States. The FDA inspects manufacturing facilities on a regular basis to determine compliance. If we fail to comply with applicable FDA or other regulatory requirements, we can be subject to:

•	fines, injunctions, and civil penalties;

•	recalls or seizures of products;

•	total or partial suspensions of production; and

•	criminal prosecutions.

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

      Any regulatory clearance for commercial sale of these products will not remove these risks. Any failure to comply with the FDA’s good manufacturing practices or other regulations could hurt our ability to defend against product liability lawsuits. Although we have not experienced any product liability claims to date, any such claims could cause our business to suffer.

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

      We may fail to comply with international regulatory requirements and could be subject to regulatory delays, fines or other penalties. Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. The impact of the following factors would harm our business:

•	delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;

•	the loss of previously obtained approvals or clearances; or

•	the failure to comply with existing or future regulatory requirements.

      Our products will be subject to other regulatory requirements in the European Union and other countries. Any enforcement action by international regulatory authorities with respect to past or future regulatory noncompliance could cause our business to suffer.

      The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than regulatory approval. Except as stated in the following sentence, the FDA must approve exports of devices that require a PMA but are not yet approved domestically. An unapproved device may be exported without prior FDA approval to any member country of the European Union and the other “listed” countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa:

•	if the device is approved for sale by that country; or

•	for investigational use in accordance with the laws of that country.

      We received the CE Mark for our TMR laser system in May 1997 and for our PTMR laser system in April 1998. In the European Economic Area, we will be:

•	subject to continued supervision;

•	required to report any serious adverse incidents to the appropriate authorities; and

•	required to comply with additional national requirements that are outside the scope of the Medical Device Directive.

      We became ISO 9001 certified in May 1997. We may not be able to:

•	achieve or maintain the compliance required for CE marking on all or any of our products; and

•	produce our products profitably and in a timely manner while complying with the requirements of the Medical Device Directive and other regulatory requirements.

      If we fail to comply with applicable regulatory requirements we could face:

•	fines, injunctions, civil penalties;

•	recalls or seizures of products;

•	total or partial suspensions of production;

•	refusals by foreign governments to permit product sales; and

•	criminal prosecution.

      Furthermore, if existing regulations are changed or new regulations or policies are adopted, we may:

•	not be able to obtain, or affect the timing of, future regulatory approvals or clearances;

•	not be able to obtain necessary regulatory clearances or approvals on a timely basis or at all; and

•	be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals.

      We sell our products internationally which subjects us to certain risks of transacting business in foreign countries. Our international revenue is subject to the following risks:

•	foreign currency fluctuations;

•	economic or political instability;

•	foreign tax laws;

•	shipping delays;

•	various tariffs and trade regulations;

•	restrictions and foreign medical regulations;

•	customs duties, export quotas or other trade restrictions; and

•	difficulty in protecting intellectual property rights.

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

      We may engage in future acquisitions that distract our management, cause us to incur debt, or dilute our shareholders. We may, from time to time, acquire or invest in other complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, our management frequently evaluates the strategic opportunities available related to complementary businesses, products or technologies. The process of integrating an acquired company’s business into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition or investment may not be realized. Any future acquisitions or investments by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially harm our operating results and financial condition.

      The price of our Common Stock may fluctuate significantly, which may result in losses for investors. The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended December 31, 2000, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $11.050 to a low of $0.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates by securities analysts;

•	statements by securities analysts regarding us or our industry;

•	conditions or trends in the medical device industry; and

•	changes in the economic performance and/or market valuations of other medical device companies.

      Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts at some time in the future, and our stock price could decline as a result.

      In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of medical device companies could depress our stock price regardless of our operating results.

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

      The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company’s existing cash and cash equivalents and long-term debt instruments:

	2001	2002	2003	2004	2005	Total Fair Value

In Thousands

Assets Cash, cash equivalents	$3,357	$—	$—	$—	$—	$3,357

Weighted average interest rate	4.7%	—	—	—	—	4.7%

Liabilities Fixed Rate Debt Note payable	$86	$—	$—	$—	$—	$86

Weighted average interest rate	8.0%	—	—	—	—	8.0%

Lease obligation	$32	$32	$32	$—	$—	$96

Weighted average interest rate	6.8%	6.8%	6.8%	—	—	6.8%

   Qualitative Disclosures

      Interest Rate Risk. The Company’s primary interest rate risk exposures relate to the impact of interest rate movements on the Company’s ability to obtain adequate financing to fund future operations.

      The Company manages interest rate risk on its outstanding long-term debts through the use of fixed rate debt. Management evaluates the Company’s financial position on an ongoing basis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following table and discussion sets forth certain information concerning our current directors. Certain of the information concerning our executive officers required by this Item is contained in the Section of Part I of our Annual Report on Form 10-K filed April 17, 2001 entitled “Item 1. Business —Employees.”

Name	Age	Position

Michael J. Quinn	56	Chief Executive Officer, President, Chairman of the Board

Jack M. Gill, Ph.D.	65	Director

Alan L. Kaganov, Sc.D	62	Director

Robert L. Mortensen (1)(2)	66	Director

Robert C. Strauss (1)(2)	59	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

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

      Robert C. Strauss has been one of our directors since March 1999. Mr. Strauss formerly served on the Board of Directors of CardioGenesis Corporation from December 1997 to March 1999. Mr. Strauss has served as President and Chief Executive Officer of Noven Pharmaceuticals, Inc. since December 1997. From March 1997 to July 1997, Mr. Strauss served as President and Chief Operating Officer of IVAX Corporation, a pharmaceutical company. In 1983, Mr. Strauss joined Cordis Corporation, a medical device company, as Chief Financial Officer. From February 1987 to February 1997, he served as President and Chief Executive Officer of Cordis Corporation

and in 1995, Mr. Strauss was named Chairman of the Board. Mr. Strauss serves on the board of trustees for the University of Miami and holds positions on the board of directors of Noven Pharmaceuticals, Columbia Laboratories, Inc., Percardia, Inc., and TissueLink Medical, Inc.. . Mr. Strauss received his B.S. degree in Engineering Physics from the University of Illinois and his M.S. in Physics from the University of Idaho.

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

Item 11. Executive Compensation and Other Matters.

      The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to Eclipse for the fiscal year 2000 by (i) all individuals who served at one point during 2000 as Eclipse’s Chief Executive Officer, (ii) the four most highly compensated executive officers having compensation of $100,000 serving at the end of the fiscal year 2000, and (iii) two additional individuals who served as executive officers for Eclipse during the fiscal year 2000 but were not employed as executive officers at the end of the fiscal year 2000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long Term
					Compensa-
					tion
					Awards

		Annual Compensation			Securities
	Fiscal			Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options/SARs(#)	Compensation ($)

Michael J. Quinn (1)	2000	$66,000	—	$15,217 (2)	700,000	—

Chief Executive Officer	1999	—	—	—	—	—

	1998	—	—	—	—	—

Alan L. Kaganov (1)(3)	2000	7,500	—	—	7,500	—

Former Chief Executive Officer	1999	15,000	—	—	157,500	—

	1998	19,000	—	—	7,500	—

Janet K. Castaneda (4)	2000	170,000	$26,300	—	25,000	—

Former Vice President of Legal Affairs	1999	140,425	—	—	40,001	—

	1998	132,500	12,825	—	9,999	—

Ian A. Johnston	2000	137,000	—	—	30,000	—

Vice President of Finance and Treasurer	1999	105,594	20,000	—	30,000	—

	1998	—	—	—	—	—

Richard P. Lanigan (5)	2000	170,000	24,600	—	50,000	—

Vice President of Sales and Marketing	1999	134,458	—	—	33,000	—

	1998	105,528	10,398	—	15,500	—

Nancy Lince (4)	2000	162,000	34,800	—	30,000	—

Former Vice President of Regulatory and	1999	105,398	20,000	—	44,500	—

Clinical Affairs	1998	85,728	7,716	—	—	—

William E. Picht (6)	2000	135,088	32,700	—	—	—

Former Vice President of Operations	1999	204,909	—	—	30,000	—

	1998	181,500	16,335	—	15,000	—

Richard P. Powers (7)	2000	170,000	34,800	—	—	—

Former Executive Vice President of	1999	219,248	36,765	—	79,280	—

Administration and Chief Financial Officer	1998	—	—	—	—	—

(1)	Effective as of October 16, 2000, Dr. Kaganov resigned as Eclipse’s Chief Executive Officer and Mr. Quinn became our Chief Executive Officer, President and Chairman of the Board.

(2)	Housing allowance and health insurance premiums.

(3)	Dr. Kaganov received no salary as the Chief Executive Officer, but was paid for his services as one of our directors in 1998, 1999 and 2000.

(4)	Ms. Castaneda and Ms. Lince are no longer employees of Eclipse.

(5)	Effective March 2001, Mr. Lanigan became Vice President of Government Affairs and Business Development.

(6)	Mr. Picht resigned on August 25, 2000.

(7)	Mr. Powers resigned on July 18, 2000.

Option Grants in Fiscal Year 2000

      The following tables set forth information regarding stock options granted to and exercised by the Named Executive Officers during our fiscal year ended December 31, 2000.

OPTION GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS(1)

					Potential Realizable Value
	Number of				at Annual Rates of Stock
	Securities	% of Total			Price Appreciation for
	Underlying	Options Granted to	Exercise		Option Term(2)
	Options	Employees in	Price per	Expiration
Name	Granted	Fiscal Year	Share	Date	5%	10%

Michael J. Quinn	700,000	45%	$1.688	10/17/10	$743,102	$1,883,166

Alan L. Kaganov, Sc.D. (3)	7,500	—	$3.875	5/31/10	13,000	32,000

Janet K. Castaneda	25,000	2%	$1.375	11/28/10	21,618	54,785

Ian A. Johnston	5,000	0.3%	$4.00	7/11/10	12,578	31,875

	25,000	2%	$1.375	11/28/10	21,618	54,785

Richard P. Lanigan	25,000	2%	$6.563	4/11/10	57,373	188,544

	25,000	2%	$1.375	11/28/10	21,618	54,785

Nancy Lince	5,000	0.3%	$4.00	7/11/10	12,578	31,875

	25,000	2%	$1.375	11/28/10	21,618	31,875

William E. Picht	—	—	—	—	—	—

Richard P. Powers	—	—	—	—	—	—

(1)	Each of these options was granted pursuant to our Stock Option Plan. A total of 1,554,150 shares of Common Stock issuable upon exercise of options were granted to our employees in the year ended December 31, 2000.

(2)	In accordance with the rules of the Securities and Exchange Commission, shown are the hypothetical gains or “option spreads” that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our Common Stock.

(3)	Dr. Kaganov was granted 7,500 stock options pursuant to our Director Stock Option Plan during the year ended December 31, 2000.

Options Outstanding in Fiscal Year 2000

      The following table sets forth certain information for the year ended December 31, 2000 concerning exercised, exercisable and unexercisable stock options held by each of the Named Executive Officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised		In-the-Money Options
	Shares		Options at		at Fiscal
	Acquired		Fiscal Year-End (#):		Year-End ($) (1) :
	on	Value
	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael J. Quinn	—	—	38,889	661,111	—	—

Alan L. Kaganov, Sc.D	—	—	372,500	—	—	—

Janet K. Castaneda	—	—	58,053	46,947	—	—

Ian A. Johnston	—	—	27,386	52,614	—	—

Richard P. Lanigan	—	—	40,957	65,043	—	—

Nancy Lince	—	—	20,305	54,487	—	—

William E. Picht	—	—	—	—	—	—

Richard P. Powers	—	—	186,653	43,346	—	—

      The value for an “in the money” option represents the difference between the exercise price of such option as determined by Eclipse’s Board of Directors and the closing price of Eclipse’s Common Stock on December 31, 2000 ($0.844), multiplied by the total number of shares subject to the option.

Compensation of Directors

      For serving on the Board of Directors, directors who are not compensated as our employees or as consultants to us receive fees of $1,500 per board meeting and $1,500 per committee meeting, provided such committee meeting does not occur on the same day as a board meeting. We also have a Director Stock Option Plan for non-employee directors. In fiscal year 2000, directors Jack M. Gill, Robert C. Strauss, Alan L. Kaganov and Robert L. Mortensen were each granted an option to purchase an aggregate of 7,500 shares of Common Stock each upon re-election to our Board of Directors.

Employment Contracts of Executive Officers

      Michael J. Quinn entered into a letter employment agreement with Eclipse effective October 16, 2000. The agreement provides for an annual salary of $330,000, subject to annual review and increase at the discretion of the Board of Directors and options to acquire 700,000 shares of Eclipse’s Common Stock at an exercise price equal to $1.688 per share, which is the price of Eclipse’s Common Stock on the date the option was granted. Mr. Quinn may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors and (ii) options or other rights to acquire Eclipse’s Common Stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. In the event of termination for any reason other than for “cause” or voluntary termination after the first year of employment, Mr. Quinn will receive salary paid as severance for six months. Mr. Quinn’s letter employment agreement provides that his employment is “at will” at the discretion of Eclipse, and that he may be terminated at any time with or without notice and with or without cause.

      Darrell F. Eckstein entered into a letter employment agreement with Eclipse effective December 19, 2000. The agreement provides for an annual salary of $225,000, subject to annual review and increase at the discretion of the Board of Directors and options to acquire 100,000 shares of Eclipse’s Common Stock at an exercise price equal to $0.563 per share, which is the price of Eclipse’s Common Stock on the date the option was granted. Mr. Eckstein may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors and (ii) options or other rights to acquire Eclipse’s Common Stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. In the event of a change of control of Eclipse, Mr. Eckstein will receive salary paid as severance for six months. Mr. Eckstein’s letter employment agreement provides that his employment is “at will” at the discretion of Eclipse, and that he may be terminated at any time with or without notice and with or without cause.

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

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

      The following is the Report of the Eclipse Compensation Committee, describing the compensation policies and rationale applicable to our executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 2000. The information contained in the report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

      TO: Board of Directors

      The Compensation Committee (the “Committee”) of the Board of Directors reviews and approves Eclipse’s executive compensation policies. The Committee administers Eclipse’s various incentive plans, including the Stock Option Plan and the Employee Stock Purchase Plan, sets compensation policies applicable to Eclipse’s executive officers and evaluates the performance of Eclipse’s executive officers. The following is a report of the Committee describing compensation policies and rationale applicable with respect to the compensation paid to Eclipse’s executive officers for the fiscal year ended December 31, 2000.

      Two non-employee members of Eclipse’s Board of Directors, Robert L. Mortensen and Robert C. Strauss, served as the Compensation Committee of the Board of Directors during 2000.

Compensation Philosophy

      Eclipse’s executive compensation programs are designed to attract, motivate and retain executives who will contribute significantly to the long-term success of Eclipse and the enhancement of shareholder value. In addition to base salary, certain elements of total compensation are payable in the form of variable incentive plans tied to the performance of Eclipse and the individual, and in the equity-based plans designed to closely align executive and shareholder interests.

Base Salary

      Base salary for executives, including that of the chief executive officer, is set according to the responsibilities of the position, the specific skills and experience of the individual and the competitive market for executive talent. In order to evaluate the competitive position of Eclipse’s salary structure, the Committee makes reference to publicly available compensation information and informal compensation surveys obtained by management with respect to cash compensation and stock option grants to officers of comparable companies in the high-technology sector, Eclipse’s industry and its geographic location. Executive salary levels are set to approximate average rates, with the intent that superior performance under incentive bonus plans will enable the executive to elevate his total cash compensation levels that are above average of comparable companies. The Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities.

Compensation to Chief Executive Officer in 2000

      Pursuant to an employment agreement effective October 16, 2000, Mr. Michael Quinn, Eclipse’s Chief Executive Officer, received base compensation at a rate of $330,000, or $66,000, during 2000.

      Mr. Quinn’s base salary was initially established by the Board of Directors. It was based on the Board’s assessment that Mr. Quinn was uniquely qualified to lead Eclipse with his strong operational experience and history of accomplishments in the marketing and sales of products. The Board determined that his vision for Eclipse and his proven record of successful team building, would be pivotal to realizing the full potential of Eclipse.

Stock Option Plan

      The Committee believes that Eclipse’s Stock Option Plan is an essential tool to link the long-term interests of shareholders and employees, especially executive management, and serves to motivate executives to make decisions that will, in the long run, give the best returns to shareholders. Stock options are generally granted when an executive joins Eclipse, with subsequent grants also taking into account the individual’s performance and the vesting status of previously granted options. These options typically vest over a three year period and are granted at an exercise price equal to the fair market value of Eclipse’s Common Stock at the date of grant. The sizes of initial option grants are based upon the position, responsibilities and expected contribution of the individual. This approach is designed to maximize shareholder value over a long term, as no benefit is realized from the option grant unless the price of Eclipse’s Common Stock has increased over a number of years.

      In addition to the Stock Option Plan, executive officers are eligible to participate in Eclipse’s Employee Stock Purchase Plan. This plan allows employees to purchase Eclipse’s Common Stock at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or the fair market value at the end of the purchase period.

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

Compensation Commitee Robert L. Mortensen Robert C. Strauss

STOCK PERFORMANCE GRAPH

      The Stock Performance Graph below shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference in any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference.

      The following Graph sets forth Eclipse’s total cumulative shareholder return as compared to the Nasdaq Stock Market —Total Return Index (the “Nasdaq Total Return Index”) and the Nasdaq Stock Market —Medical Devices, Instruments and Supplies, Manufacturers and Distributors Total Return Index (the “Nasdaq Medical Devices Index”) from May 31, 1996 through December 31, 2000.

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

Eclipse Surgical Technologies, Inc.
Nasdaq Stock Market — Total Return Index
Nasdaq Stock Market — Medical Devices Index

	5/31/96	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00

Eclipse Surgical Technologies, Inc.	$100.00	$53.03	$35.61	$44.32	$44.70	$5.12

NASDAQ Total Return Index	100.00	103.23	126.06	174.29	321.20	196.46

NASDAQ Medical Devices Index	100.00	86.65	99.19	111.12	134.40	138.46

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

	Shares of Common Stock
	Beneficially Owned(1)

		Percentage
Name of Beneficial Owner	Number	Ownership

5% Shareholders:

Douglas Murphy-Chutorian, M.D(2)	3,370,921	10.6%

c/o MD DataDirect, Inc.

724 Oak Grove Avenue, Suite 120, Menlo Park, CA 94025

Brown Capital Management, Inc. (3)	2,708,073	8.5%

1201 North Calvert Street

Baltimore, MD 21202

State of Wisconsin Investment Board (4)	4,088,000	12.9%

120 East Wilson Street

Madison, WI 53703

Directors:

Jack M. Gill, Ph.D.(5)	1,201,325	3.8%

Alan L. Kaganov, Sc.D(6)	365,000	1.2%

Robert L. Mortensen(7)	95,196	*

Robert C. Strauss(8)	24,190	*

Named Executive Officers:

Michael J. Quinn (9)(10)	166,110	*

Janet F. Castaneda (11)	63,609	*

Ian A. Johnston (12)	37,805	*

Richard P. Lanigan (13)	79,273	*

Nancy Lince (14)	25,818	*

William E. Picht	—	*

Richard P. Powers (15)	197,632	*

All directors and officers as a group (11 persons)(16)	2,255,958	7.1%

*	Less than 1%.

(1)	Percentage ownership is based on 31,696,061 shares of Common Stock outstanding as of March 31, 2001. The number of shares of Common Stock beneficially owned or of record has been determined solely from information provided to Eclipse from the Douglas Murphy-Chutorian as of April 26, 2001. Includes an aggregate of 413,274 shares of Common Stock held by Leslie Murphy-Chutorian, the wife of Dr. Murphy-Chutorian, as custodian for Blair Murphy-Chutorian, UTMA California, an aggregate of 413,274 shares of Common Stock held by Leslie Murphy-Chutorian as custodian for Dana Murphy-Chutorian, UTMA California. Also includes an aggregate of 1,719,973 shares of Common Stock held by Leslie Murphy-Chutorian and Dr. Murphy-Chutorian as Trustees of The Murphy-Chutorian Family Trust UDT dated 1-13-97. Also includes 12,000 shares of Common Stock held by The Murphy Chutorian Family Foundation. Also includes 49,998 shares of Common Stock subject to stock options held by Dr. Murphy-Chutorian that are exercisable within 60 days of March 31, 2001.

(3)	The number of shares of Common Stock beneficially owned or of record has been determined solely from information reported on a Schedule 13G as of December 31, 2000.

(4)	The number of shares of Common Stock beneficially owned or of record has been determined solely from information provided to Eclipse from the State of Wisconsin Investment Board as of April 11, 2001.

(5)	Includes 23,507 shares of Common Stock subject to stock options held by Dr. Gill that are exercisable within 60 days of March 31, 2001.

(6)	Includes 365,000 shares of Common Stock subject to stock options held by Dr. Kaganov that are exercisable within 60 days of March 31, 2001.

(7)	Includes 95,196 shares of Common Stock subject to stock options held by Mr. Mortensen that are exercisable within 60 days of March 31, 2001.

(8)	Includes 24,190 shares of Common Stock subject to stock options held by Mr. Strauss that are exercisable within 60 days of March 31, 2001.

(9)	Michael J. Quinn is both a member of the Board of Directors and a Named Executive Officer in his positions as Eclipse’s Chief Executive Officer, President and Chairman of the Board.

(10)	Includes 136,110 shares of Common Stock subject to stock options held by Mr. Quinn that are exercisable within 60 days of March 31, 2001.

(11)	Includes 63,609 shares of Common Stock subject to stock options held by Ms. Castaneda that are exercisable within 60 days of March 31, 2001.

(12)	Includes 37,805 shares of Common Stock subject to stock options held by Mr. Johnston that are exercisable within 60 days of March 31, 2001.

(13)	Includes 79,273 shares of Common Stock subject to stock options held by Mr. Lanigan that are exercisable within 60 days of March 31, 2001.

(14)	Includes 25,818 shares of Common Stock subject to stock options held by Ms. Lince that are exercisable within 60 days of March 31, 2001.

(15)	Includes 197,632 shares of Common Stock subject to stock options held by Mr. Powers that are exercisable within 60 days of March 31, 2001.

(16)	Includes options to purchase an aggregate of 1,048,140 shares of Common Stock held by all officers and directors as a group exercisable within 60 days of March 31, 2001.

Item 13. Certain Relationships and Related Transactions.

      In November 2000, Eclipse exercised warrants in MicroHeart Holdings, Inc. (“MicroHeart”), a Delaware company previously formed by U.S. Ventures and Venrock Associates, in exchange for common stock. This transaction resulted in an increase in Eclipse’s ownership in Microheart to 32.1%. Dr. Alan Kaganov, former Chief Executive Officer and a current director of Eclipse is also a director of MicroHeart. Dr. Kaganov is also a Venture Partner of U.S. Venture Partners.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

(2) Financial Statement Schedule.

The following financial statement schedule is filed herewith Schedule II — Valuation and Qualifying Accounts	62

(3) Exhibits.

      The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b) Reports on Form 8-K.

      We filed no reports on Form 8-K during the three month period ended December 31, 2000.

(c) Exhibits.

      The exhibits below are filed or incorporated herein by reference.

Exhibit
Number	Description

2.1 (2)	Agreement and Plan of Reorganization among the Company, CardioGenesis Corporation and RW Acquisition Corporation dated October 21, 1998.

3.1 (2)	Certificate of Amendment and Restated Articles of Incorporation of Registrant.

3.2 (2)	Amended and Restated Bylaws of Registrant.

10.1 (2)	Form of Director and Officer Indemnification Agreement.

10.2 (2)	Stock Option Plan.

10.3 (2)	Director Stock Option Plan.

10.4 (2)	1996 Employee Stock Purchase Plan.

10.5 (2)	Facilities Lease for 1049 Kiel Court, Sunnyvale, California.

10.6 (2)	Facilities Lease for 1139 Karlstad Drive, Sunnyvale, California.

10.7 (2)	401(k) Plan.

10.8 (3)	CardioGenesis 1993 Equity Incentive Plan

10.9 (3)	CardioGenesis 1996 Directors Stock Option Plan

10.10 (3)	CardioGenesis 1996 Employee Stock Purchase Plan

10.11 (4)	CardioGenesis 1996 Equity Incentive Plan

10.12	Letter employment agreement dated October 16, 2000 between the Company and Michael J. Quinn, Chief Executive Officer.

10.13	Letter employment agreement dated December 19, 2000 between the company and Darrell F. Eckstein, Vice President of Operations.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see page 34)

(1)	Incorporated herein by reference to Appendix 1 to the Company’s Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).

(2)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.

(3)	Incorporated herein by reference from CardioGenesis Corporation’s Form SB-2, (File No. 333-3752-LA), declared effective on May 21, 1996.

(4)	Incorporated herein by reference from CardioGenesis Corporation’s Form S-8, (File No. 333-35095, dated September 8, 1997).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECLIPSE SURGICAL TECHNOLOGIES, INC. Registrant

Date: June 8, 2001	By:	/s/ Michael J. Quinn

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

Signature	Title	Date

/s/ MICHAEL J. QUINN Michael J. Quinn	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)	June 8, 2001

/s/ IAN A. JOHNSTON Ian A. Johnston	Vice President of Finance and Treasurer (Principal Accounting and Financial Officer)	June 8, 2001

/s/ ALAN L. KAGANOV, SC.D. Alan L. Kaganov, Sc.D	Director	June 8, 2001

/s/ JACK M. GILL Jack M. Gill	Director	June 8, 2001

/s/ ROBERT L. MORTENSEN Robert L. Mortensen	Director	June 8, 2001

/s/ ROBERT C. STRAUSS Robert C. Strauss	Director	June 8, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Eclipse Surgical Technologies, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of Eclipse Surgical Technologies, Inc. and its subsidiaries (the “Company”) at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 26, 2001, except Note 18
as to which the date is April 16, 2001

ECLIPSE SURGICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(in thousands)

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$3,357	$5,566

Marketable securities	—	3,227

Accounts receivable, net of allowance for doubtful accounts of $353 and $1,079 at December 31, 2000 and 1999, respectively	3,654	8,119

Inventories, net of reserve of $2,180 and $1,998 at December 31, 2000 and 1999, respectively	5,400	6,983

Prepaids and other current assets	837	767

Total current assets	13,248	24,662

Property and equipment, net	1,048	1,220

Long-term marketable securities	—	4,520

Accounts receivable over one year, net of allowance for doubtful accounts of $443 and $797, at December 31, 2000 and 1999, respectively	119	1,125

Other assets	2,550	2,492

Total assets	$16,965	$34,019

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$689	$1,819

Accrued liabilities	5,789	9,557

Customer deposits	186	145

Deferred revenue	1,310	1,720

Note payable	86	—

Current portion of capital lease obligation	26	26

Current portion of long-term liabilities	500	1,364

Total current liabilities	8,586	14,631

Capital lease obligation, less current portion	66	90

Long-term liabilities, less current portion	339	725

Total liabilities	8,991	15,446

Commitments and contingencies (Note 11)

Shareholders’ equity:

Preferred stock: no par value; 6,600 shares authorized; none issued and outstanding;	—	—

Common stock: no par value; 50,000 shares authorized; 30,836 and 29,437 shares issued and outstanding at December 31, 2000 and 1999, respectively	161,938	158,338

Deferred compensation	(66)	(466)

Accumulated other comprehensive loss	(65)	(75)

Accumulated deficit	(153,833)	(139,224)

Total shareholders’ equity	7,974	18,573

Total liabilities and shareholders’ equity	$16,965	$34,019

The accompanying notes are an integral part of these consolidated financial statements

ECLIPSE SURGICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2000	1999	1998

Net revenues	$22,210	$25,324	$15,080

Cost of revenues (1)	10,055	13,246	7,868

Gross profit	12,155	12,078	7,212

Operating expenses:

Research and development	5,065	11,353	29,861

Sales and marketing	15,349	16,553	17,663

General and administrative	6,660	8,028	10,821

Merger-related costs	—	5,214	—

Total operating expenses	27,074	41,148	58,345

Operating loss	(14,919)	(29,070)	(51,133)

Interest expense	(32)	(64)	(88)

Interest and other income	400	801	3,454

Equity in net loss of investee	(58)	—	—

Net loss	(14,609)	(28,333)	(47,767)

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during period	44	(145)	38

Less: reclassification adjustment for gains included in net Income	—	(5)	(50)

Foreign currency translation adjustment	(34)	26	3

Other comprehensive income (loss)	10	(124)	(9)

Comprehensive loss	$(14,599)	$(28,457)	$(47,776)

Net loss per share:

Basic and diluted	$(0.48)	$(0.99)	$(1.77)

Weighted average shares outstanding	30,166	28,629	27,000

(1)	Fiscal year 1999 includes $2,523 of inventory write-offs and a laser upgrade program resulting from the merger – Note 3

The accompanying notes are an integral part of these consolidated financial statements

ECLIPSE SURGICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

				Accumulated
				Other
	Common Stock			Comprehensive
			Deferred	Income	Accumulated
	Shares(#)	Amount	Compensation	(Loss)	Deficit	Total

Balances, December 31, 1997	26,511	$146,288	$(848)	$58	$(63,124)	$82,374

Issuance of common stock pursuant to exercise of options	650	1,496	—	—	—	1,496

Issuance of common stock pursuant to exercise of warrants	305	725	—	—	—	725

Deferred stock compensation	—	438	(438)	—	—	—

Amortization of deferred compensation	—	—	457	—	—	457

Net change in unrealized gain on marketable securities	—	—	—	(12)	—	(12)

Foreign currency translation adjustment	—	—	—	3	—	3

Net loss	—	—	—	—	(47,767)	(47,767)

Balances, December 31, 1998	27,466	148,947	(829)	49	(110,891)	37,276

Issuance of common stock pursuant to exercise of options	1,522	7,747	—	—	—	7,747

Issuance of common stock pursuant to exercise of warrants	449	833	—	—	—	833

Deferred stock compensation	—	811	(811)	—	—	—

Amortization of deferred compensation	—	—	1,174	—	—	1,174

Net change in unrealized gain on marketable securities	—	—	—	(150)	—	(150)

Foreign currency translation adjustment	—	—	—	26	—	26

Net loss	—	—	—	—	(28,333)	(28,333)

Balances, December 31, 1999	29,437	158,338	(466)	(75)	(139,224)	18,573

Issuance of common stock pursuant to exercise of options	640	1,064	—	—	—	1,064

Issuance of common stock pursuant to stock purchase under the Employee Stock Purchase Plan	204	388	—	—	—	388

Issuance of common stock in a private replacement	526	1,873	—	—	—	1,873

Issuance of common stock in lieu of payment for services	29	44	—	—	—	44

Deferred stock compensation	—	231	(231)	—	—	—

Amortization of deferred compensation	—	—	631	—	—	631

Net change in unrealized gain on marketable securities	—	—	—	44	—	44

Foreign currency translation adjustment	—	—	—	(34)	—	(34)

Net loss	—	—	—	—	(14,609)	(14,609)

Balances, December 31, 2000	30,836	$161,938	$(66)	$(65)	$(153,833)	$7,974

The accompanying notes are an integral part of these consolidated financial statements

ECLIPSE SURGICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net loss	$(14,609)	$(28,333)	$(47,767)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	933	1,453	908

Loss/(gain) from investment in MicroHeart Holdings, Inc.	58	—	(400)

Provision for doubtful accounts	620	1,377	1,017

Inventory reserves	1,788	1,782	68

Amortization of deferred compensation	631	1,174	457

Amortization of license fees	194	195	—

Loss on disposal of property and equipment	—	317	—

Issuance of stock to private company in lieu of payment for services	44	—	—

Changes in operating assets and liabilities:

Accounts receivable — short term	3,756	551	(4,548)

Inventories	(694)	799	(4,167)

Prepaids and other current assets	(70)	1,195	(229)

Other assets	—	24	—

Accounts receivable — long term	1,096	51	(1,963)

Accounts payable	(1,130)	230	(601)

Accrued liabilities	(3,768)	(1,907)	5,595

Current portion of long term liabilities	(375)	—	—

Long term liabilities	(386)	(687)	—

Customer deposits	41	(111)	185

Deferred revenue	(410)	(425)	1,995

Net cash used in operating activities	(12,281)	(22,315)	(49,450)

Cash flows from investing activities:

Purchase of marketable securities	(3,317)	(44,702)	(45,067)

Maturities of marketable securities	11,108	61,473	73,646

Acquisition of property and equipment	(762)	(637)	(173)

Exercise of warrants in Microheart Holdings, Inc.	(310)	—	—

Net cash provided by investing activities	6,719	16,134	28,406

Cash flows from financing activities:

Net proceeds from issuance of common stock from exercise of options and warrants	1,452	8,580	2,221

Net proceeds from sale of common stock	1,873	—	—

Proceeds from short term borrowings	86	—	71

Repayment of note payable	—	(111)	(1,000)

Repayments of capital lease obligations	(24)	(21)	(22)

Net cash provided by financing activities	3,387	8,448	1,270

Effects of exchange rate changes on cash and cash equivalents	(34)	26	3

Net increase (decrease) in cash and cash equivalents	(2,209)	2,293	(19,771)

Cash and cash equivalents at beginning of year	5,566	3,273	23,044

Cash and cash equivalents at end of year	$3,357	$5,566	$3,273

Supplemental schedule of cash flow information:

Interest paid	$32	$64	$87

Taxes paid	$153	$112	$—

Supplemental schedule of noncash investing and financing activities:

Change in unrealized gain (loss) on marketable securities	$44	$(150)	$(12)

Investment in MicroHeart Holdings, Inc.	$—	$—	$400

Deferred compensation	$231	$811	$438

Acquisition of equipment under capital leases	$—	$—	$138

The accompanying notes are an integral part of these consolidated financial statements

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations:

      Eclipse Surgical Technologies, Inc. (“Eclipse” or the “Company”) was founded in 1989 to develop, manufacture and market surgical lasers and accessories for the treatment of disease. Currently, Eclipse’s emphasis is on the development and manufacture of products used for transmyocardial revascularization (“TMR”) and percutaneous transluminal myocardial revascularization (“PTMR”), which are cardiovascular procedures. Eclipse markets its products for sale primarily in the U.S., Europe and Asia. Eclipse operates in a single segment.

      These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Eclipse has sustained significant losses for the last several years and expects to continue to incur losses through at least 2001. Management believes its cash balance as of December 31, 2001 will not be sufficient to meet the Company’s capital and operating requirements for the next 12 months. Eclipse will require additional funding and may sell additional shares of its common stock or preferred stock through private placement of further public offerings or debt financings. (see Note 18).

      Eclipse may require additional financing in the future. There can be no assurance that Eclipse will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to Eclipse’s stockholder, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on Eclipse’s business, operating results and financial condition.

      Eclipse’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.

2. Summary of Significant Accounting Policies:

   Basis of Presentation:

      On March 17, 1999, Eclipse completed the acquisition of CardioGenesis Corporation (CardioGenesis) pursuant to the Agreement and Plan of Reorganization (the “merger’) dated as of October 21, 1998. The merger was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, Eclipse’s financial statements have been restated to include the accounts of CardioGenesis for the years 1998 and 1999. The accompanying consolidated financial statements include the accounts of Eclipse (and CardioGenesis) and its then wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

   Reclassification:

      The Company has reclassified $2,523,000 from merger-related costs to cost of revenues for the year ended December 31, 1999 for inventory write-offs and a laser upgrade program related to the merger. The

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reclassification was made to ensure that the Company’s merger costs are in compliance with the appropriate accounting rules and interpretations.

   Cash and Cash Equivalents:

      All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.

   Marketable Securities:

      Marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified as noncurrent assets have scheduled maturities of more than one year. Unrealized holding gains or losses on such securities are included in accumulated comprehensive income/(loss) in shareholders’ equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

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

   Long-Lived Assets:

      Eclipse evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). SFAS 121 requires recognition of the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

   Fair Value of Financial Instruments:

      The carrying amounts of certain of Eclipse’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and customer deposits approximate fair value due to their short maturities.

   Certain Risks and Concentrations:

      Eclipse sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Eclipse performs ongoing credit evaluations of its customers and generally does not require collateral. Although Eclipse maintains allowances for potential credit losses that it believes to be adequate, a payment default

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Eclipse purchases certain laser and fiber-optic components and subassemblies from single sources. Although Eclipse has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption could affect Eclipse’s ability to manufacture its products and would, therefore, adversely affect operating results.

   Revenue Recognition:

      Eclipse has adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” and believes that its current and historical revenue recognition is in compliance with the SAB.

      Eclipse recognizes revenue on product sales upon receipt of a purchase order, subsequent shipment of the product and the price is fixed or determinable and collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.

      Revenues from sales to distributors and agents are recognized upon shipment when there is evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.

      Eclipse frequently loans lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price. The loaned lasers are depreciated to costs of revenues over a useful life of 24 months. The revenue on the handpieces is recognized upon shipment at an amount equal to the list price. The premium over the list price represents revenue related to the use of the laser unit and is recognized ratably, generally over the 24 month useful life of the placed lasers.

      Revenues from service contracts, rentals, and per procedure fees are recognized upon performance or over the terms of the contract as appropriate.

   Research and Development:

      Research and development expenses are charged to operations as incurred.

   Warranties:

      Eclipse’s laser products are generally warranted for one year. Eclipse provides for estimated future costs of repair, replacement, or customer accommodations which are reflected in the accompanying financial statements.

   Advertising:

      Eclipse expenses all advertising as incurred. Eclipse’s advertising expenses were $128,000, $75,000, and $18,000 for 2000, 1999 and 1998, respectively.

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

   Foreign Currency Translation:

      Eclipse’s international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded in accumulated other comprehensive income/loss in shareholders’ equity. Transaction gains and losses are included in the results of operations and have not been significant for all periods presented.

   Stock-Based Compensation:

      Eclipse accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Eclipse has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted.

      Eclipse accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

   Net Loss Per Share:

      Basic earnings per share (“EPS”) is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the conversion of convertible preferred stock (using the “if converted” method) and the exercise of stock options and warrants (using the “treasury stock” method).

      A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2000	1999	1998

Numerator — Basic and Diluted EPS

Net Loss	$(14,609)	$(28,333)	$(47,767)

Denominator — Basic and Diluted EPS

Weighted average shares outstanding	30,166	28,629	27,000

Basic and diluted EPS	$(0.48)	$(0.99)	$(1.77)

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

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1998. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

   Recent Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Eclipse does not currently hold derivative instruments or engage in hedging activities. Eclipse will adopt SFAS 133 in the first quarter of 2001 and does not believe that the initial adoption will have a material impact on the Company’s financial statements.

3. Business Combination

      On March 17, 1999, Eclipse and CardioGenesis Corporation (“CardioGenesis”) announced the completion of their business combination. Under the terms of the combination, each share of CardioGenesis Common Stock was converted into 0.8 of a share of Eclipse Common Stock, and Eclipse assumed all outstanding CardioGenesis stock options. CardioGenesis became a wholly-owned subsidiary of Eclipse and its shares are no longer publicly traded. As a result of the transaction, Eclipse increased its outstanding shares by approximately 9.9 million shares. The transaction was structured to qualify as a tax-free reorganization and was accounted for as a pooling of interests, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. There were no inter-company transactions between the companies prior to the date of the business combination. The fiscal year remained the same and thus, there were no changes in retained earnings due to the business combination. Further, there were no required adjustments needed to conform to the accounting policies between the two companies.

      CardioGenesis was a medical device company like Eclipse which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and severe angina pain through TMR and PTMR. CardioGenesis also manufactured and marketed disposable products to perform intraoperative transmyocardial revascularization (“ITMR”), catheter-based percutaneous myocardial revascularization (“PMR”), and thorascopic transmyocardial revascularization (“TTMR”) to treat patients afflicted with debilitating angina. During the quarter ended March 31, 1999, Eclipse recognized merger-related costs of $6,893,000 for financial advisory and legal fees, personnel severance, terminated relationships and other costs including write-offs of fixed assets and inventory. A majority of the terminated employees were located in California and worked in operations, sales, marketing, quality, research and development and administrative functions. A total of 40 employees were terminated.

      During the remaining quarters ended December 31, 1999, Eclipse recognized additional merger-related costs of $1,385,000 offset by a reversal of $541,000, as costs associated with terminated relationships/contracts were lower than anticipated. The total of merger-related cost of $7,737; this includes inventory write-offs and a laser upgrade program totaling $2,523,000 that is accounted for in our cost of revenues.

      The inventory and upgrade program write-off of $2,523,000 consisted of three primary components. The first includes inventory for domestic product that was written-off in full at the time of the merger since the CardioGenesis laser platform was not approved by the FDA and thus abandoned in favor of the FDA approved Eclipse TMR2000 laser platform. Approximately, $350,000 was written-off for CardioGenesis lasers on loan in the United States in addition to $600,000 of raw materials inventory components used for domestic laser assembly. CardioGenesis’ relationship with their laser vendor was terminated at the time of the merger, so any

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

raw material remaining could not be returned or utilized to build additional lasers. The second type of inventory that was written-off in full at the time of the merger was approximately $400,000 of Eclipse laser parts for lasers in clinical trials abandoned in favor of future CardioGenesis products. Lastly, $1,100,000 of the write-off was the result of an upgrade program where Eclipse would replace lasers made obsolete by the decision to abandon certain platforms to customers who previously paid for their system. This amount was accrued over the course of 1999 as these systems were identified, and later applied to the cost of the laser when the upgrade was shipped out to the customer.

      As a result of the merger, various assets were determined to no longer have recognizable value and were written off completely. Of the lasers used internally at CardioGenesis, $118,000 were no longer useful post merger given the decision to make the Eclipse TMR2000 laser system the platform of choice. We recorded $118,000 of loss on disposal of assets and classified the expense as merger-related cost. Of the remaining asset value for all leasehold improvements to CardioGenesis’ Oakmead facility, $117,0000 was also written off, as that facility was vacated at the time of the merger. Lastly, the two companies utilized different manufacturing and accounting software prior to the merger, so the $35,000 remaining net value of the software used by CardioGenesis prior to the merger was written off, in full as it was no longer going to be utilized. We recorded $35,000 of loss on disposal of the manufacturing and accounting software and classified the expense as merger-related cost.

      The following table summarizes the merger-related costs (in thousands).

Description	Amount

Financial advisory and legal fees	$2,528

Personnel severance	1,190

Terminated relationships/contracts	910

Other costs including fixed asset and inventory write-offs	3,109

Subtotal	$7,737

Less: Amount included in cost of revenues	(2,523)

Total	$5,214

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes the Company’s merger related reserve balances (in thousands):

Merger-related costs	$7,737

Non-cash charges	(2,060)

Cash payments	(5,407)

Merger reserve balance at December 31, 2000	$270

      The merger reserve balance is included in accrued liabilities.

      The following table summarizes the combined operating results of Eclipse and CardioGenesis as if the merger had occurred at the beginning of the periods presented:

	For the Years Ended
	December 31,

	1998	1997

Revenue:

Eclipse previously reported	$12,002	$5,499

CardioGenesis	$3,078	$7,559

Restated Revenue	$15,080	$13,058

Net loss:

Eclipse previously reported	$(20,354)	$(18,247)

CardioGenesis	$(27,413)	$(17,971)

Restated net loss	$(47,767)	$(36,218)

Basic and diluted net loss per share:

Eclipse previously reported	$(1.18)	$(1.11)

CardioGenesis	$(2.80)	$(1.49)

Restated basic and diluted net loss per share	$(1.77)	$(1.39)

      The earnings per common share are based on the sum of historical average common shares outstanding, as reported by Eclipse, and the historical average common shares outstanding for CardioGenesis (adjusted for the exchange ratio).

      The following table summarizes the fiscal year 1999 revenues and net income of Eclipse and CardioGenesis through 3/31/99:

Quarter Ended
March 31, 1999

CardioGenesis:

Revenues	$675

Net Income	$(8,317)

Eclipse:

Revenues	$3,799

Net Income	$(6,849)

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes the Company’s merger related reserve balances (in thousands):

Merger Related Cost (for the twelve month period ended December 31, 1999)	$8,278

Less:

Change in estimate	541

Non-cash charges	2,060

Cash payments	5,163

Merger Reserve balance at December 31, 1999	$514

Less:

Cash payments	244

Merger Reserve balance at December 31, 2000	$270

4. Investment in Unconsolidated Affiliate, at Equity:

      At December 31, 2000, Eclipse had a 32.1% ownership interest in MicroHeart Holdings, Inc., “MicroHeart”, which is accounted for under the equity method. The investment in MicroHeart is recorded at cost and adjusted for the Company’s share of the income/(loss) of the investment. As of December 31, 2000, Eclipse recorded net loss of $58,000, which represents Eclipse’s equity in the loss incurred by MicroHeart subsequent to obtaining the equity interest. Eclipse recorded no income or loss related to MicroHeart under the equity method in 1999 or 1998.

5. Marketable Securities:

      At December 31, 2000, Eclipse held no marketable securities. At December 31, 1999, marketable securities had a cost basis of approximately $7,649,000 and a fair value of $7,747,000.

6. Inventories:

      Inventories consist of the following (in thousands):

	December 31,

	2000	1999

Raw materials	$2,045	$3,074

Work in process	715	624

Finished goods	2,640	3,285

	$5,400	$6,983

7. Property and Equipment:

      Property and equipment consists of the following (in thousands):

	December 31,

	2000	1999

Computers and equipment	$2,508	$2,262

Manufacturing and demonstration equipment	2,216	2,119

Assets in progress	183	6

Leasehold improvements	198	242

	5,105	4,627

Less accumulated depreciation and amortization	(4,057)	(3,407)

	$1,048	$1,220

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Eclipse leases certain equipment under a capital lease which expires in December 2003. Accordingly, capitalized costs of $138,000, net of accumulated amortization of $57,000, are included in computers and equipment at December 31, 2000.

8. Accrued Liabilities:

      Accrued liabilities consists of the following (in thousands):

	December 31,

	2000	1999

Accrued research support	$2,356	$2,918

Accrued accounts payable and related expenses	1,256	354

Accrued merger expenses	270	514

Accrued withholdings on exercised options	74	2,031

Accrued salaries and related expenses	472	1,206

Accrued commissions	235	468

Accrued consulting fees and related expenses	43	40

Accrued warranty	158	225

Accrued legal expense	30	262

Accrued other	895	1,539

	$5,789	$9,557

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

Year Ending December 31, 2001	$500

2002	375

875

Less: Amount representing interest	(36)

Present value of long-term liabilities	839

Less: Current portion	(500)

Long-term portion	$339

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies:

      Eclipse has entered into three operating leases for office facilities with terms extending through September 2002. The minimum future rental payments are as follows (in thousands):

Year Ending December 31, 2001	$991

2002	715

$1,706

      Rent expense was approximately $950,000, $1,089,000and $883,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      At December 31, 2000 the Company held a capital lease which bears interest at 6.8% and expires in December 2003. Future minimum lease payments under this capital lease are as follows (in thousands):

Year Ending December 31, 2001	$32

2002	32

2003	32

Total minimum lease payments	96

Less: Amount representing interest	(4)

Present value of capital lease obligations	92

Less: Current portion	(26)

Long-term portion of capital lease obligations	$66

      Eclipse is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12. Shareholders’ Equity:

   Warrants:

      At December 31, 2000, there were no warrants outstanding. During the years ended December 31, 2000, 1999 and 1998, none, 448,799, and 304,715 warrants were exercised, respectively, generating proceeds of approximately none, $833,000,and $725,000 respectively.

   Options Granted to Consultants:

      At December 31, 2000, options for consultants to purchase a total of 371,000 shares of common stock at exercise prices ranging from $4.00 to $8.75 per share were outstanding. The exercisability and termination of this plan is the same as Eclipse’s Stock Option Plan which is described below. At December 31, 2000, Eclipse had reserved 371,000 shares of common stock for issuance upon exercise of these options. Eclipse recorded deferred stock compensation of $231,000 in 2000 related to these options. These options are included in the Stock Option Plan disclosures below.

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Stock Option Plan:

      Eclipse maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 2000, Eclipse had reserved a total of 5,100,000 shares of common stock for issuance under this plan. Under the plan, options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.

   Directors’ Stock Option Plan:

      Eclipse maintains a Directors’ Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 2000, Eclipse had reserved 325,000 shares of common stock for issuance under this plan. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

   Employee Stock Purchase Plan:

      Eclipse maintains an Employee Stock Purchase Plan, under which 578,400 shares of common stock have been reserved for issuance. Eclipse adopted the Employee Stock Purchase Plan in April 1996. The purpose of the Employee Stock Purchase Plan is to provide eligible employees of Eclipse with a means of acquiring common stock of Eclipse through payroll deductions. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee’s compensations, subject to certain limitations. During fiscal years 2000, 1999 and 1998, approximately 172,000, 81,000, 99,000 shares, respectively, were sold through the ESPP.

   Stock-Based Compensation:

      The Company has adopted the disclosure only provisions of SFAS 123. Eclipse, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, Eclipse’s net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	December 31,

	2000	1999	1998

Net loss as reported	$(14,609)	$(28,333)	$(47,767)

Pro forma net loss	$(17,993)	$(32,362)	$(51,213)

Basic and diluted net loss per share as reported	$(0.48)	$(0.99)	$(1.77)

Pro forma basic and diluted net loss per share	$(0.60)	$(1.13)	$(1.90)

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

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	2000	1999	1998

Expected life of option	7 years	7 years	7 years

Risk-free interest rate	5.85%	5.00%	4.86%

Expected dividends	—	—	—

Expected volatility	165%	100%	97%

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

	December 31,

	2000	1999	1998

Expected life	.5 years	.5 years	.5 years

Risk-free interest rate	5.85%	5.00%	4.62%

Expected dividends	—	—	—

Expected volatility	100%	100%	95%

      Option activity under the Stock Option Plan and the Directors Stock Option Plan is as follows (in thousands, except per share amounts):

		Outstanding Options

	Shares Available	Number	Weighted Average
	for Grant	of Shares (#)	Price per Share

Balance, January 1, 1998	1,792	4,576	$4.37

Additional shares reserved	320	—	—

Options granted	(1,243)	1,243	6.89

Options canceled	702	(612)	8.20

Options exercised	—	(650)	1.37

Balance, December 31, 1998	1,571	4,557	4.86

Additional shares reserved	1,225	—	—

Options granted	(1,494)	1,494	7.75

Options canceled	222	(222)	8.11

Options exercised	—	(1,447)	5.11

Balance, December 31, 1999	1,524	4,382	5.35

CardioGenesis Stock Plan reserves	(539)	—	—

Options granted	(1,554)	1,554	1.17

Options canceled	1,019	(1,019)	7.36

Options exercised	—	(640)	1.66

Balance, December 31, 2000	450	4,277	$4.99

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about the Company’s stock options outstanding and exercisable under the Stock Option Plan and the Director’s Stock Option Plan at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding (#)	(in Years)	Exercise Price	Exercisable(#)	Exercise Price

	(in thousands)			(in thousands)
$0.15-$0.30	88	3.62	$0.22	88	$0.22

$1.38-$1.44	583	6.98	0.92	202	0.46

$1.67-$1.67	530	4.87	1.67	530	1.67

$1.69-$2.29	824	7.50	1.99	121	1.99

$3.36-$5.88	348	8.22	3.80	203	3.90

$6.06-$6.94	967	7.93	6.48	635	6.51

$7.00-$8.74	550	7.51	8.33	371	8.28

$9.06-$15.94	389	6.52	10.17	326	10.02

	4,277	6.98	$4.99	2,477	$5.25

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

14. Segment Disclosures

      The Company operates in the cardiovascular medical device segment. The principal markets for the Company’s products are in the United States of America. International sales were in Europe and amounted to $2.2 million, $3.5 million and $3.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The international sales represent 10%, 14% and 24% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. The international sales are denominated in US dollars.

15. Interest and Other Income:

      Interest and other income consists of the following (in thousands):

	Years Ended December 31,

	2000	1999	1998

Interest and other income	$400	$796	$3,004

Gain on investment in MicroHeart Holdings, Inc.	—	—	400

Gain on sale of marketable securities	—	5	50

	$400	$801	$3,454

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes:

      Significant components of Eclipse’s deferred tax assets are as follows (in thousands):

	December 31

	2000	1999

Net operating losses	$50,734	$43,914

Research and development and other credits	3,697	4,284

Capitalized research and development	806	1,858

Reserves	2,038	2,705

Accrued liabilities	1,118	2,116

Depreciation	259	402

Other	763	1,018

Net deferred tax asset	59,415	56,297

Less valuation allowance	(59,415)	(56,297)

Net deferred tax assets	$—	$—

      The Company has established a valuation allowance to the extent of its deferred tax asset since it is not certain that a benefit can be realized in the future due to the Company’s recurring operating losses.

      As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $137 million and $62 million, respectively, to offset future taxable income. In addition, the Company had federal and state credit carryforwards of approximately $2,501,000 and $1,195,000 available to offset future tax liabilities. The Company’s net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2001 through 2020, if not utilized.

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

18. Subsequent Events:

      In March 2001, the Company sold 898,202 shares of common stock to Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) at a negotiated purchase price of $1.1133 per share pursuant to the common stock purchased agreement between Eclipse Surgical Technologies, Inc. and Acqua Wellington dated August 17, 2000. The Company did not pay any other compensation in conjunction with the sale of our common stock.

      In April 2001, the Company sold 2,000,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. The Company did not pay any other compensation in conjunction with the sale of our common stock. These securities carry registration rights. If a registration statement is not declared effective by the SEC on or before July 12, 2001, the Company will be required to pay liquidated damages in the amount of 0.25% of the total purchase price of the shares for each week after July 12, 2001 that the registration statement is not declared effective. The purchaser also has certain anti-dilution rights that are effective for 90 days following the purchase of the stock. As a condition of the sale, the Company amended its bylaws to

ECLIPSE SURGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preclude, absent shareholder approval, the granting of any stock options with an exercise price which is below the fair market value of the underlying stock on the date of grant, the repricing of any stock options, the issuance of any security convertible, exercisable or exchangeable into shares of common stock of the Company having a conversion, exercise or exchange price per share which is subject to downward adjustment based on the market price of the common stock at the time of conversion, exercise or exchange of such security into the Company’s common stock, or enter into any equity line or similar agreement or arrangement or any agreement to sell common stock at a price fixed after the date of the agreement.

      In April 2001, the Company received a non-binding letter of intent from a business credit financing company regarding an asset-based financing agreement which will provide an estimated $1,000,000 of additional financing based upon our current levels of qualified domestic accounts receivable which will serve as collateral.

ECLIPSE SURGICAL TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at
	Beginning			Balance at End of
	of Period	Additions (1)	Deductions (2)	Period

Allowance for doubtful accounts:

Year ended December 31, 1998

Allowance for doubtful accounts	$1,727	$1,017	$75	$2,669

Year ended December 31, 1999

Allowance for doubtful accounts	$2,669	$1,377	$2,170	$1,876

Year ended December 31, 2000

Allowance for doubtful accounts	$1,876	$620	$1,700	$796

Inventory reserve:

Year ended December 31, 1998

Inventory reserve	$432	$68	$97	$403

Year ended December 31, 1999

Inventory reserve	$403	$1,782	$187	$1,998

Year ended December 31, 2000

Inventory reserve	$1,998	$673	$491	$2,180

Warranty reserve:

Year ended December 31, 1998

Warrany reserve	$78	$100	$—	$178

Year ended December 31, 1999

Warranty reserve	$178	$114	$67	$225

Year ended December 31, 2000

Warranty reserve	$225	$95	$162	$158

Valuation allowance:

Year ended December 31, 1998

Valuation allowance	$27,391	$19,342	$—	$46,733

Year ended December 31, 1999

Valuation allowance	$46,733	$9,564	$—	$56,297

Year ended December 31, 2000

Valuation allowance	$56,297	$3,118	$—	$59,415

(1)	Charged to costs and expenses.

(2)	Amounts written off against the reserve.