Form 10-Q/A
period 2001-03-31
ECLIPSE SURGICAL TECHNOLOGIES INC
filed 2001-06-13
CIK 863680

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

(408) 548-2100
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.

33,696,061 shares of Common Stock, no par value
As of April 30, 2001

ECLIPSE SURGICAL TECHNOLOGIES, INC.

PART 1
FINANCIAL INFORMATION

ECLIPSE SURGICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

 ASSETS

	March 31,	December 31,
	2001	2000

	(unaudited)
Current assets:

Cash and cash equivalents	$3,142	$3,357

Accounts receivable, net of allowance for doubtful accounts of $443 and $353 at March 31, 2001 and December 31, 2000, respectively	2,376	3,654

Inventories, net of reserve of $2,024 and $2,180 at March 31, 2001 and December 31, 2000, respectively	5,007	5,400

Prepaids and other current assets	409	837

Total current assets	10,934	13,248

Property and equipment, net	966	1,048

Accounts receivable over one year, net of allowance for doubtful accounts of $443 and $443 at March 31, 2001 and December 31, 2000, respectively	50	119

Other assets	2,145	2,550

Total assets	$14,095	$16,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$423	$689

Accrued liabilities	4,980	5,789

Customer deposits	186	186

Deferred revenue	1,154	1,310

Note payable	—	86

Current portion of capital lease obligation	26	26

Current portion of long-term liabilities	500	500

Total current liabilities	7,269	8,586

Capital lease obligation, less current portion	60	66

Long-term liabilities, less current portion	224	339

Total liabilities	7,553	8,991

Shareholders’ equity:

Preferred stock: no par value; 6,600 shares authorized; none issued and outstanding	—	—

Common stock: no par value; 50,000 shares authorized; 31,696 and 30,836 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	162,958	161,938

Deferred compensation	(57)	(66)

Accumulated other comprehensive loss	(89)	(65)

Accumulated deficit	(156,270)	(153,833)

Total shareholders’ equity	6,542	7,974

Total liabilities and shareholders’ equity	$14,095	$16,965

The accompanying notes are an integral part of these consolidated financial statements

ECLIPSE SURGICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2001	2000

Net revenues	$3,111	$5,677

Cost of revenues	1,535	2,332

Gross profit	1,576	3,345

Operating expenses:

Research and development	543	1,786

Sales and marketing	1,952	4,549

General and administrative	1,186	1,556

Total operating expenses	3,681	7,891

Operating loss	(2,105)	(4,546)

Interest expense	(5)	(10)

Interest income	30	117

Equity in net loss of investee	(357)	—

Net loss	(2,437)	(4,439)

Other comprehensive income (loss), net of tax:

Unrealized gains on securities:

Unrealized holding gains (losses) arising during period	3	—

Less: reclassification adjustment for gains included in net income	—	(3)

Foreign currency translation adjustment	(27)	—

Other comprehensive income (loss)	(24)	(3)

Comprehensive loss	$(2,461)	$(4,442)

Net loss per share:

Basic and diluted	$(0.08)	$(0.15)

Weighted average shares outstanding	30,837	29,664

The accompanying notes are an integral part of these consolidated financial statements

ECLIPSE SURGICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(2,437)	$(4,439)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	121	246

Loss from investment in MicroHeart Holdings, Inc.	357	—

Provision for doubtful accounts	91	10

Inventory reserves	230	456

Amortization of deferred compensation	28	248

Amortization of license fees	48	48

Changes in operating assets and liabilities:

Accounts receivable — short term	1,187	1,856

Inventories	163	(565)

Prepaids and other current assets	428	315

Accounts receivable — long term	69	316

Accounts payable	(266)	(341)

Accrued liabilities	(809)	(2,299)

Current portion of long term liabilities	—	(243)

Long term liabilities	(115)	(179)

Customer deposits	—	69

Deferred revenue	(156)	223

Net cash used in operating activities	(1,061)	(4,279)

Cash flows from investing activities:

Purchase of marketable securities	—	(775)

Maturities of marketable securities	—	4,218

Acquisition of property and equipment	(39)	(116)

Net cash (used in) provided by investing activities	(39)	3,327

Cash flows from financing activities:

Net proceeds from issuance of common stock from exercise of options and warrants	1	1,033

Net proceeds from sale of common stock	1,000	—

Proceeds from short term borrowings	(86)	—

Repayments of capital lease obligations	(6)	(6)

Net cash provided by financing activities	909	1,027

Effects of exchange rate changes on cash and cash equivalents	(24)	(1)

Net (decrease) increase in cash and cash equivalents	(215)	74

Cash and cash equivalents at beginning of period	3,357	5,566

Cash and cash equivalents at end of period	$3,142	$5,640

Supplemental schedule of cash flow information:

Interest paid	$5	$9

Taxes paid	$13	$11

Supplemental schedule of noncash investing and financing activities:

Change in unrealized gain (loss) on marketable securities	$3	$(3)

Deferred compensation	$19	$245

The accompanying notes are an integral part of these consolidated financial statements

ECLIPSE SURGICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

      The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with Eclipse’s audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”).

      These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Eclipse has sustained significant losses for the last several years and expects such losses to continue through at least 2001. Eclipse will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. (See Note 3)

      There can be no assurance that Eclipse will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to Eclipse’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on Eclipse’s business, operating results and financial condition.

      Eclipse’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.

Net Loss Per Share:

      Basic earnings per share is the weighted-average number of common shares outstanding during the period, and diluted earnings per share is computed by dividing net loss by the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three months ended March 31, 2001 and 2000 dilutive potential common shares outstanding reflects shares issuable under the Company’s stock option plans. There are no reconciling items in the numerator or denominator of the earnings per share calculation for the periods presented.

      Options to purchase 4,004,834 and 3,535,925 shares of common stock were outstanding at March 31, 2001 and 2000 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2. Inventories:

      Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,

	2001	2000

	(unaudited)
Raw materials	$1,898	$2,045

Work in process	759	715

Finished goods	2,350	2,640

	$5,007	$5,400

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

      In May 2001, we entered into a facility lease for an office facility with terms extending through May 2006. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,
2001	$123

2002	492

2003	492

2004	492

2005	492

2006	205

$2,296

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      On February 11, 1999, we received final approval from the Food and Drug Administration (“FDA”) for our TMR products for certain indications, and we are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark (“CE Mark”) allowing the commercial sale of our TMR laser systems and our PTMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

      We have completed pivotal clinical trials involving PTMR, and study results were submitted to the FDA in a Pre Market Approval (“PMA”) application in December of 1999 along with subsequent amendments. We are currently in final negotiations with the FDA in the PTMR market approval process. There can be no assurance, however, that we will receive a favorable decision from the agency.

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

Results of Operations

Net Revenues

      Net revenues of $3,111,000 for the quarter ended March 31, 2001 decreased $2,566,000 or 45% when compared to net revenues of $5,677,000 for the quarter ended March 31, 2000. The decrease in revenues was mainly due to a $2.0 million reduction in sales of laser systems. A new sales model implemented in the end of 1999 emphasized laser system placements to develop the disposable handpiece market more rapidly. Laser sales have consequentially dropped in the current quarter compared to the prior year quarter. In addition, a reduction in handpiece sales accounted for roughly $0.5 million of the decrease in net revenue between the first quarter of 2001 compared to the first quarter of 2000. Much of this decrease is due to the fact that the sales force was in transition in the quarter ended March 31 2001. At year-end a sales force transition was underway which is expected to continue through the second quarter of 2001. New sales representatives are being hired to fill openings resulting from general attrition and the release of sales representatives who did not meet their sales objectives. As a result of the transitioning sales force, disposable sales fell 20% in units domestically. Export sales accounted for approximately 9% and 16% of total sales for the quarters ended March 31, 2001 and 2000, respectively. This percentage decrease in export sales relative to total sales is mainly due to reduced international sales staffing after the reduction in force implemented during the fourth quarter of 2000. We define export sales as sales to customers located outside of the United States. (See "—Factors Affecting Future Results.”)

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

Research and Development

      Research and development expenditures of $543,000 decreased $1,243,000 or 70% for the quarter ended March 31, 2001 when compared to $1,786,000 for the quarter ended March 31, 2000. The decrease in these expenses reflects a $600,000 reduction in clinical trials expenses, a $400,000 reduction in employee expenses, as headcount was reduced by 14 employees as a result of the December reduction in force or not replacing general attrition. Lastly, there was also a $200,000 reduction in engineering project expenses.

Sales and Marketing

      Sales and marketing expenditures of $1,952,000 decreased $2,597,000 or 57% for the quarter ended March 31, 2001 when compared to $4,549,000 for the quarter ended March 31, 2000. This reduction was caused by the elimination of fifteen clinical sales positions for a quarter to quarter saving of $750,000, while a reduced presence in international sales caused a $700,000 reduction in expense. Other reductions include $400,000 lower travel, $350,000 lower outside service in marketing and $300,000 lower commissions due to lower sales. At year-end a sales force transition was underway which is expected to continue through the second quarter of 2001. New sales representatives are being hired to fill openings resulting from general attrition and the release of sales representatives who did not meet their sales objectives. However, as we continue to rebuild the sales and marketing team, we expect sales and marketing expense to increase in the quarters to come.

General and Administrative

      General and administrative expenses of $1,186,000 decreased by $370,000 or 24% to $1,186,000 in the quarter ended March 31, 2001. The decrease is mainly due to a $210,000 reduction in deferred compensation expense to consultants, a $140,000 reduction in legal and patent expense.

Non-Operating Expenses

      Equity in net loss of investee of $357,000 in the quarter ended March 31, 2001 represents our share of the net loss of Microheart Holding Inc. On November 15th 2000, we exercised warrants to increase our ownership of Microheart to 32.1%. This non-cash expense did not exist in the quarter ended March 31, 2000.

      Interest income of $30,000 in the quarter ended March 31, 2001 declined 74% or $87,000 compared to $117,000 in the quarter ended March 31, 2000. The reduction in interest income was a result of lower investments in marketable securities and cash and cash equivalents.

      Interest expense of $5,000 in the quarter ended March 31, 2001 decreased 50% or $5,000 compared to $10,000 in the quarter ended March 31, 2000. This decrease reflects a lower level of debt outstanding.

Liquidity and Capital Resources

      Cash and cash equivalents were $3,142,000 at March 31, 2001 compared to $3,357,000 at December 31, 2000, a decrease of 6%. We used $1,061,000 of cash for operating activities, including funding our operating loss and a decrease of $809,000 in accrued liabilities in the first three months of 2001. A decrease in accounts receivable provided $1,187,000 in cash. Investing activities used cash of $36,000 in the first three months of 2001. Financing activities provided cash of $909,000 in the first three months of 2001, primarily from the issuance of common stock to a private company.

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

Recently Issued Accounting Standards

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

      In October 2000, preliminary results from a competitor’s clinical trial of a catheter-based device employing “Direct Myocardial Revascularization” (“DMR”) were presented at a medical conference in Washington D.C. The trial’s principal investigator concluded that the DMR device did not show significant evidence of clinical benefit with regard to angina class reduction or exercise tolerance, and questioned the efficacy of other devices and procedures relying on TMR. We believe that the preliminary results of the DMR device study should not call the results of our PTMR study into question because the devices and procedures are substantially different. We cannot assure you, however, that the preliminary results of the DMR device study will not impact our submission for the Axcis PTMR system to the FDA.

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

      We currently compete with PLC Systems, Inc., Johnson & Johnson and Boston Scientific. PLC is currently selling TMR commercially in the United States and abroad, while Johnson & Johnson is currently selling PTMR products for investigational use. Boston Scientific has acquired radio frequency technology to begin a percutaneous feasibility trial in the United States under a preliminary Investigational Device Exemption (“IDE”). PLC recently announced a co-marketing agreement with Edwards Life Sciences to distribute their lasers and disposables. This action will add another 18 direct domestic sales representatives involved in promoting the PLC technology.

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

      OUR PRODUCTS ALSO COMPETE WITH ALTERNATIVE TREATMENT METHODS AND OUR PRODUCTS MUST REPLACE THESE METHODS TO BE COMMERCIALLY SUCCESSFUL. Many of the medical indications that may be treatable with TMR and PTMR laser systems are currently being treated by drug therapies or surgery and other interventional therapies, including percutaneous transluminal coronary angioplasty (“PTCA”) and coronary artery bypass graft (“CABG”). Our business would be materially harmed if TMR technology fails to replace or augment existing therapies or to be more effective, safer or more cost effective than new therapies. A number of the existing therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced rapidly. Procedures using TMR and PTMR technology may not be able to replace or augment such established treatments.

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

Assets

Cash and cash equivalents	$3,142

Average interest rate	4.0%

Part II Other Information

Item 1. Legal Proceedings

      There are no pending legal proceedings against us other than ordinary litigation incidental to our business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on our business or financial condition.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits required to be filed by Item 601 Regulation S-K: None

b)	Reports on Form 8-K No reports on Form 8-K were filed by Eclipse during the three-month period ended March 31, 2001.

ECLIPSE SURGICAL TECHNOLOGIES, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSE SURGICAL TECHNOLOGIES, INC. Registrant

Date: June 8, 2001	/s/ Michael J. Quinn

Michael J. Quinn Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: June 8, 2001	/s/ J. Stephen Wilkins

J. Stephen Wilkins Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)