Form 10-K/A
period 2000-12-31
CARDIOGENESIS CORP /CA
filed 2001-07-13
CIK 863680

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER: 0-28288

                                 ---------------

                            CARDIOGENESIS CORPORATION
             (formerly known as Eclipse Surgical Technologies, Inc.) (Exact name of Registrant as specified in its charter)

                   CALIFORNIA                       77-0223740
            (State of incorporation)             (I.R.S. Employer
                                               Identification Number)

                            26632 TOWNE CENTER DRIVE
                                    SUITE 320
                        FOOTHILL RANCH, CALIFORNIA 92610
                    (Address of principal executive officers)

                                 (714) 649-5000
              (Registrant's telephone number, including area code)

                                 ---------------

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

                                31,696,061 shares
                              As of March 30, 2001

================================================================================

                               INDEX TO FORM 10-K


                                                                                     PAGE
                                                                                     ----
                                     PART I

Item 1.     Business................................................................    1
Item 2.     Description of Property.................................................   12
Item 3.     Legal Proceedings.......................................................   12
Item 4.     Submission of Matters to a Vote of Security Holders.....................   12

                                     PART II

Item 5.     Market for Registrant's Shares and Related Shareholder Matters..........   13
Item 6.     Selected Consolidated Financial Data....................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................   15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..............   32
Item 8.     Consolidated Financial Statements and Supplementary Schedules...........   33
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial
            Disclosure..............................................................   33

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant......................   34
Item 11.    Executive Compensation..................................................   35
Item 12.    Security Ownership of Certain Beneficial Owners and Management..........   41
Item 13.    Certain Relationships and Related Transactions..........................   43

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K..........   43
Signatures..........................................................................   45

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

GENERAL

        CardioGenesis Corporation formerly known as Eclipse Surgical Technologies, Inc., incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PMR"). TMR and PMR are recent laser-based heart treatments in which channels are made in the heart muscle. It is believed these procedures encourage new vessel formation, or angiogenesis. TMR is performed by a cardiac surgeon through a small incision in the chest under general anesthesia. PMR is performed by a cardiologist in a catheter based procedure which utilizes local anesthesia. Clinical studies have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with TMR or PMR plus medications, when compared with patients who received medications alone.

        We received CE Mark approval for our TMR system in May 1997 and our PMR systems in April 1998. On February 11, 1999, we received final approval from the FDA for our TMR products for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. Effective July 1, 1999, the Health Care Financial Administration began to provide Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

        We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval application in December of 1999 along with subsequent amendments. As discussed below under the caption "Regulatory Status," the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. However, we will continue to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from that agency.

        On March 17, 1999, we merged with the former CardioGenesis Corporation. Under the terms of the combination, each share of the former CardioGenesis common stock was converted into 0.8 of a share of our common stock, and the former CardioGenesis has become a wholly owned subsidiary of ours. As a result of the transaction, our outstanding shares increased by approximately 9.9 million shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated as if the combined entity existed for the 1998 period prior to the merger.

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

        When these treatment options are exhausted, the patient is left with no viable surgical or interventional alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR, which bears the CE Marking and has received FDA approval, and PMR, which bears the CE Marking and for which we are continuing to pursue FDA approval for use in the U.S., offer potential relief to a large population of patients with severe cardiovascular disease.

THE TMR AND PMR PROCEDURE

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

        PMR, or percutaneous transluminal myocardial revascularization, is an interventional procedure performed by a cardiologist. PMR is based upon the same principles as TMR, but the procedure is much less invasive. The patient is under local anesthesia and is treated through a catheter inserted in the femoral artery at the top of the leg. A laser transmitting catheter is threaded up into the heart chamber, where channels are created in the inner portion of the myocardium (i.e. heart muscle). We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval application in December of 1999 along with subsequent amendments. As discussed below under the caption "Regulatory Status," the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. However, we will continue to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from that agency.

BUSINESS STRATEGY

        Our objective is to become a recognized leader in the field of myocardial revascularization, with TMR and PMR established as well-known and acceptable therapies. Our strategies to achieve this goal are as follows:

        - Expand Market for our Products. We are seeking to expand market awareness of our products among opinion leaders in the cardiovascular field, the referring physician community and the targeted patient population. In connection with the FDA approved TMR product, we have prioritized our initial efforts in the U.S. on the top 600 hospitals that perform the greatest number of cardiovascular procedures. To support the TMR launch, we are expanding the domestic sales force to thirty-one territory managers in four sales areas. We also sell our products in Europe and to the rest of the world through our direct international sales organization along with several distributors and agents. In addition, we have developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize our TMR or PMR products and procedures.

        - Demonstrate Clinical Utility of PMR. We are seeking to demonstrate the clinical safety and effectiveness of PMR. We have completed a pivotal clinical trial regarding PMR, and the study results were submitted to the FDA in a Pre Market Approval Supplemental application in December of 1999. As discussed below under the caption "Regulatory Status," the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. However, we will continue to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from the agency.

        - Leverage Proprietary Technology. We believe that our significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies we have developed are important factors in our efforts to demonstrate the safety and effectiveness of our TMR and PMR procedures. We are seeking to develop additional proprietary technologies for TMR, PMR and related procedures. We have 91 foreign and U.S. patents or allowed patent applications and 51 U.S. and 27 foreign patent applications pending relating to various aspects of TMR, PMR and other cardiovascular therapies.

PRODUCTS AND TECHNOLOGY

    The Company's TMR System

        The Company's TMR system consists of our TMR 2000 laser console and a line of fiber-optic, laser-based surgical tools. Each surgical tool utilizes an optical fiber assembly to deliver laser energy from the source laser base unit to the distal tip of the surgical handpiece or PMR catheter. The compact base unit occupies a small amount of operating room floor space, operates on a standard 208 or 220-volt power supply, and is light enough to move within the operating room or among operating rooms in order to use operating room space efficiently. Moreover, the flexible fiberoptic assembly used to deliver the laser energy to the patient enables ready access to the patient and to various sites within the heart.

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

        Our Holmium Laser. Our TMR 2000 laser base unit generates laser light of a 2-micron wavelength by photoelectric excitation of a solid state holmium crystal. The holmium laser, because it uses a solid state crystal as its source, is compact, reliable and requires minimal maintenance.

        SoloGrip. The single use SoloGrip handpiece system contains multiple, fine fiber-optic strands in a one millimeter diameter bundle. The flexible fiber optic delivery system combined with the ergonomic handpiece provides access for treating all regions of the left ventricle.

        The SoloGrip and SlimFlex PMR fiber-optic delivery systems each have an easy to install connector which screws into the laser base unit, and each device is pre-calibrated in the factory so it requires no special preparation.

    The Company's PMR System

        The Company's PMR System is currently sold only outside the United States. The PMR System consists of the PMR Laser and ECG Monitor.

        Our PMR Laser. The holmium laser base unit generates laser light of a
2.1 micron wavelength in the mid-infrared spectrum. It provides a reliable source for laser energy with low maintenance.

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

        SlimFlex Catheter System. The SlimFlex PMR system is an over-the-wire, steerable, single use catheter system that features torque control, deflection capability, infusion port and radio-opaque markers for enhanced visualization and depth control. After insertion into an artery of the leg, the PMR catheter is advanced over the aortic arch, across the aortic valve and into the heart chamber. Visualization is achieved using standard fluoroscopic or x-ray techniques common to all hospitals doing cardiac catheterization.

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

        We submitted a PMA supplement for our PMR system to the FDA in December 1999. The PMR study compares PMR to conventional medical therapy in patients with no option for other treatment. As discussed below, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. However, we will continue to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from the agency.

        We have decided not to pursue any additional claims for adjunctive procedures. Therefore, all studies involving adjunctive procedures have been halted and terminated.

        In addition, we have obtained approval to affix the CE Marking to substantially all of our products, which enables us to commercially distribute our TMR and PMR products throughout the European Community.

        On July 9, 2001, the Food and Drug Administration Advisory Panel recommended against approval by the Food and Drug Administration of our PMR device for public sale and use in the United States. The practical effect of the Advisory Panel's recommendation is to delay indefinitely, until such time as the Food and Drug Administration decides differently, the introduction of our PMR device for sale and use in the United States. Consequently, the Advisory Panel's recommendation has effectively delayed potential revenue, if any, that may have been derived in the future from the sale of our PMR device. Moreover, this recommendation has necessitated the further investment of additional resources toward obtaining the Food and Drug Administration's approval of our PMR device. However, we do not expect to conduct further clinical trials. Additionally, the trading price of our common stock on the NASDAQ National Market fell substantially after the Advisory Panel's recommendation became public. As discussed in our risk factor section, if our common stock were to trade under $1.00 for 30 consecutive days on the NASDAQ National Market, our common stock could be subject to certain consequences established by the NASDAQ National Market, such as being delisted.

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

        We have developed, in conjunction with several major hospitals using our TMR or PMR products, a training program to assist physicians in acquiring the expertise necessary to utilize our products and procedures. This program includes a comprehensive one-day course including didactic training and hands-on performance of TMR or PMR in vivo. To date over 750 cardiothoracic surgeons have been trained on the CardioGenesis TMR system.

        We exhibit our products at major cardiovascular meetings. Investigators of our products have made presentations at meetings around the world, describing their results. Abstracts and articles have been published in peer-reviewed publications and industry journals to present the results of our clinical trials.

RESEARCH AND DEVELOPMENT

        We believe that streamlining our research and product effort is essential to our ability to stimulate growth and maintain our market leadership position. Our ongoing research and product development efforts are focused on the development of new and enhanced lasers and fiber-optic handpieces for TMR and PMR applications.

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

COMPETITION

        We expect that the market for TMR and PMR, which is currently in the early stages of development, will be competitive. At this point in time, we believe that our only competitor is PLC Systems, Inc. ("PLC") which is selling FDA-approved TMR products in the U.S. and abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than we do.

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

        TMR and PMR also compete with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Even with the FDA approval of our TMR system in patients for whom other cardiovascular treatments are not likely to provide relief, and when used in conjunction with other treatments, we can not assure you that our TMR or PMR products will be accepted. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than our TMR procedure and could render our technology obsolete. We can not assure you that physicians will use our TMR procedure to replace or supplement established treatments, or that our TMR procedure will be competitive with current or future technologies. Such competition could harm our business.

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

        To obtain a Pre Market Approval ("PMA") for a medical device, we must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an Investigational Device Exemption ("IDE") must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials are accumulated and, if satisfactory, are submitted to the FDA in support of a PMA application. Prior to U.S. commercial distribution, premarket approval is required from the FDA. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel's recommendations, it tends to give such recommendations significant weight. In February 1999, we received a PMA for our TMR laser system for use in certain indications. As discussed above under the caption "Regulatory Status," the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. However, we will continue to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from that agency.

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

        Sales, manufacturing and further development of our TMR and PMR systems also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality and which may require obtaining additional permits. We can not predict the impact of these regulations on our business.

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

and foreign patents or allowed patent applications and 78 U.S. and foreign patent applications pending relating to various aspects of TMR, PMR and other cardiovascular therapies. On December 5, 2000 we were granted United States Patent No. 6,156,031 entitled "Transmyocardial Revascularization Using Radiofrequency Energy". Our patents or patent applications may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

        The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, our competitors have been issued a number of patents related to TMR and PMR. In September 1995 we received from a competitor a notice of potential infringement of the competitor's patent regarding a method for TMR utilizing synchronization of laser pulses to the electrical signals from the heart. We concluded, following discussion with our patent counsel, that we did not utilize the process and/or apparatus which is the subject of the patent at issue. We responded to the competitor to such effect and have received no further correspondence on this matter. There can be no assurance, however, that further claims or proceedings will not be initiated by a competitor, or that claims by other parties will not arise in the future. Any such claims in the future, with or without merit, could be time-consuming and expensive to respond to and could divert the attention of our technical and management personnel. We may be involved in litigation to defend against claims of our infringement, to enforce our patents, or to protect our trade secrets. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or we could be required to obtain licenses from the patent owners of each such patent or to redesign our products or processes to avoid infringement.

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

        We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PMR. The lack of private insurance and health plans reimbursement may harm our business.

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

EMPLOYEES

        As of December 31, 2000 we had 123 employees, including 16 in research and development, 49 in manufacturing, 38 in sales and marketing and 20 in administration. Other than confidentiality agreements with all employees, as a general policy matter, we do not enter into employment agreements with any of our employees. In connection with the recent hiring of Michael J. Quinn as our Chief Executive Officer and Darrell Eckstein as our Vice President of Operations, we did, however, provide both officers with letter employment agreements. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppages to date.

        Our executive officers as of March 28, 2001 are as follows:

NAME                      AGE                     POSITION
----                      ---                     --------
Michael J. Quinn          56       Chief Executive Officer, President, Chairman
                                   of the Board and Director
Darrell F. Eckstein       43       Vice President of Operations
Ian A. Johnston           46       Vice President of Finance and Treasurer
Thomas L. Kinder          38       Vice President of Worldwide Sales and
                                   Service
Richard P. Lanigan        42       Vice President of Government Affairs and
                                   Business Development
Christopher M. Owens      32       Vice President of Marketing
Ilene L. Janofsky         46       Chief Legal Counsel

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

        Ian A. Johnston has been our Vice President of Finance since July 2000 and Corporate Controller since March 1999. From 1998 to 1999 Mr. Johnston was also Controller of the former CardioGenesis Corporation. From 1989 to 1998 Mr. Johnston served in a variety of financial positions (most recently as Controller) at Toshiba America MRI, Inc., a medical imaging company. From 1985 to 1989 Mr. Johnston was an auditor with Arthur Andersen & Co. Mr. Johnston has a Masters in Business Administration and a Bachelor of Arts in Economics from the University of California Berkeley and is a member of the American Institute of Certified Public Accountants.

        Thomas L. Kinder has served as our Vice President of Sales since March 2001 and as General Manager, West Area since November 2000. From June 2000 to November 2000, Mr. Kinder served as Vice President of Sales for Watchitwork.com. From September 1999 to November 2000, Mr. Kinder served as General Manager for Karl Storz Endoscopy. From March 1996 to September 1999, Mr. Kinder served in the roles of Business Director, Area Vice-President and, most recently, Vice President of Sales for Imagyn Medical Technologies, Inc. From March 1996 to April 1997, Mr. Kinder served as Director of Sales for Microsurg, a company that was later sold to Imagyn Medical Technologies, Inc.

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

        Christopher M. Owens has been our Vice President of Marketing since March 2001. Prior to CardioGenesis, Mr. Owens was Director of Marketing for the global Lamellar Surgery business of Bausch & Lomb. The Lamellar Surgery business provides surgical products for vision correction procedures. From 1997 to 2000, Mr. Owens served in a variety of sales related positions (most recently National Sales Manager) at Imagyn Medical Technologies, Inc., a manufacturer of minimally invasive surgical specialty products. From 1996 to 1997, Mr. Owens was Marketing Product Manager for Stackhouse, Inc From 1990 to 1996 he also served as a Product Development Engineer at Baxter Healthcare Corp. He has both a Bachelors and Masters degree in Plastics Engineering from the University of Massachusetts and a Masters in Business Administration from the University of Phoenix.

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

ITEM 2. DESCRIPTION OF PROPERTY.

        Our headquarters, located in Foothill Ranch, California, are comprised of 17,845 square feet of leased space. The lease expires in July 2006. Our facilities, located in Sunnyvale, California, are comprised of 45,960 square feet. The manufacturing facility contains a Class 10,000 clean room for laser handpiece and catheter fabrication. The Sunnyvale, California leases expire from July 2002 through September 2002. We believe our facilities are adequate to meet our foreseeable requirements. There can be no assurance that additional facilities will be available to us, if and when needed, thereafter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS SHARES AND RELATED SHAREHOLDER MATTERS.

        (a) Our common stock is traded on the Nasdaq National Market under the symbol CGCP (and, prior to our name change, under the symbol ESTI), since May 31, 1996. For the periods indicated, the following table presents the range of high and low sale prices for the common stock as reported by the Nasdaq National Market.

2000                                                     HIGH       LOW
----                                                     ----       ---
First Quarter.......................................    $11.50     $6.75
Second Quarter......................................    $ 7.69     $2.88
Third Quarter.......................................    $ 4.69     $3.31
Fourth Quarter......................................    $ 4.06     $0.50

1999                                                     HIGH       LOW
----                                                     ----       ---
First Quarter.......................................    $14.25     $7.25
Second Quarter......................................    $12.38     $7.69
Third Quarter.......................................    $18.69     $9.75
Fourth Quarter......................................    $15.94     $5.00

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

        The selected consolidated statement of operations data for fiscal year ended 1997 and 1996 and the consolidated balance sheet data for 1998, 1997 and 1996 have been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period. As a result of our pooling of interest with the former CardioGenesis, all prior period data has been restated as if the combined entity existed for all periods presented.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2000       1999(1)      1998        1997       1996
                                       --------    --------    --------    --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenues.........................  $ 22,210    $ 25,324    $ 15,080    $ 13,058   $ 13,718
Cost of revenues.....................    10,055      13,246       7,868       7,295      6,424
                                       --------    --------    --------    --------   --------
 Gross profit........................    12,155      12,078       7,212       5,763      7,294
                                       --------    --------    --------    --------   --------
Operating expenses:
 Research and development............     5,065      11,353      29,861      26,217     13,323
 Sales and marketing.................    15,349      16,553      17,663      11,542      5,949
 General and administrative..........     6,660       8,028      10,821       9,462      4,820
 Merger-related costs................        --       5,214          --          --         --
                                       --------    --------    --------    --------   --------
 Total operating expenses............    27,074      41,148      58,345      47,221     24,092
                                       --------    --------    --------    --------   --------
 Operating loss......................   (14,919)    (29,070)    (51,133)    (41,458)   (16,798)
Interest and other income (expense),
net..................................       310         737       3,366       5,240      3,842
                                       --------    --------    --------    --------   --------
 Net loss............................  $(14,609)   $(28,333)   $(47,767)   $(36,218)  $(12,956)
                                       ========    ========    ========    ========   ========
 Net loss per share -- basic and
   diluted...........................  $  (0.48)   $  (0.99)   $  (1.77)   $  (1.39)  $  (0.65)
                                       ========    ========    ========    ========   ========
 Shares used in per share calculation    30,166      28,629      27,000      26,027     20,019
                                       ========    ========    ========    ========   ========
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.........................  $  3,357    $ 13,313    $ 27,941    $ 75,729   $110,271
Working capital......................     4,662      10,031      22,243      68,999    105,185
Total assets.........................    16,965      34,019      52,978      91,714    123,003
Long-term debt, less current portion.       405         815         114          10         20
Accumulated deficit..................  (153,833)   (139,224)   (110,891)    (63,124)   (26,906)
Total shareholders' equity...........     7,974      18,573      37,276      82,374    117,061

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

OVERVIEW

        CardioGenesis Corporation formerly known as Eclipse Surgical Technologies, Inc. ("CardioGenesis", "Company"), incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR") and percutaneous transluminal myocardial revascularization ("PMR").

        On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications, and we are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark ("CE Mark") allowing the commercial sale of our TMR laser systems and our PMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

        We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (PMA) application in December of 1999 along with subsequent amendments. As discussed above under the caption "Regulatory Status," the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. However, we will continue to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from the agency.

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

        Laser revenue fell by $8,750,000 while disposable handpieces revenue increased by $8,000,000. Handpiece revenue consisted of $3,100,000 in sales of product to customers operating under the loaned laser program, $2,000,000 in premiums associated with those handpieces and $7,300,000 in handpiece sales to customers not operating under the loaned laser program. Compared to the prior year, these handpiece sales increased $2,600,000, $1,900,000 and $3,500,000, respectively. Other domestic changes in revenue in the year ended December 31, 2000 were reductions due to no research revenue associated with the sale of intellectual property compared to $730,000 in the prior year, no domestic PMR revenue for product sold in conjunction with active clinical trials as compared to $600,000 in the year prior and a $300,000 increase in service revenue associated with extended service contracts and service calls. International sales, accounting for approximately 10% of total sales for the year ended December 31, 2000, fell $1,300,000 from the prior year when international sales accounted for 14% of total sales. This reduction can be explained by a reduction in international sales representation. We define international sales as sales to customers located outside of the United States. (See "-- Risk Factors.")

    Gross Profit

        Gross profit increased to $12,155,000 or 55% of net revenues for the year ended December 31, 2000 as compared to $12,078,000 or 48% of net revenues for the year ended December 31, 1999. In 1999 we incurred $2,523,000 in cost of revenues for inventory write-offs and a laser upgrade program resulting from our merger with the former CardioGenesis Corporation. Excluding these one-time charges, gross margin in the year ended December 31, 2000 decreased $2,446,000 compared to the prior year. This decrease in gross margin in absolute terms and as a percentage of sales resulted from the fixed component of cost of goods sold becoming a larger portion of sales, due to the decrease in sales volumes.

        We began using a new sales model in the quarter ending December 31, 1999. The new sales model was derived to expedite the process of laser system placement and the adoption of TMR. Under the new model, hospitals were given the opportunity to bypass the capital approval process and, as a result, we were able to place more lasers than we would have placed if we had continued to sell lasers to hospitals. Given that product margins of lasers and disposable handpieces vary only slightly, the change in composition of our revenue did not significantly affect our gross margin.

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

    Sales and Marketing

        Sales and marketing expenditures of $15,349,000 decreased $1,204,000 or 7% for the year ended December 31, 2000 when compared to $16,553,000 for the year ended December 31, 1999. The decrease in absolute sales and marketing dollars is mainly due to commission payments made for laser sales. Not only was laser revenue in 2000 $8,700,000 lower than in 1999, the average commission rate on the year 2000 laser sales was substantially lower due to the transition from an outside distributor to an inside sales force for a region of the US at the end of 1999. We expect that spending on sales and marketing will decrease in the upcoming year, despite continued development of the TMR and PMR market, as the Company's focus on cost reduction becomes reflected in lower expenditures for outside services and travel costs. At year-end a sales force transition was underway which is expected to continue through the second quarter of 2001. New sales representatives are being hired to fill openings resulting from general attrition and the release of sales representatives who did not meet their sales objectives.

    General and Administrative

        General and administrative expenses decreased by $1,368,000 or 17% to $6,660,000 in 2000 from $8,028,000 in 1999. The decrease is due mainly to a $1,000,000 reduction of salary and wage expense associated with the elimination of redundant positions that existed between the former CardioGenesis Corporation and us prior to the March 17, 1999 merger and with the CEO position that was filled for only a portion of 2000. Another significant reduction was an $850,000 reduction in bad debt expense. We expect general and administrative expenses to decline somewhat from prior year levels as we anticipate reductions in deferred compensation and bad debt expense and we plan to outsource patent work.

    Merger Related Costs

        There were no merger related costs in 2000 associated with the merger between us and the former CardioGenesis Corporation, while in 1999 there was $5,214,000 in merger related costs.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net Revenues

        Net revenues of $25,324,000 for the year ended December 31, 1999 increased $10,244,000 or 68% when compared to net revenues of $15,080,000 for the year ended December 31, 1998. The increase in revenues was due to $7,300,000 in higher sales of laser systems and $2,580,000 in higher sales of disposable products resulting from the receipt of FDA approval on our TMR products and an increase in research revenue associated with the sale of intellectual property of $310,000. Upon receipt of FDA approval, demand for the TMR 2000 laser system and Sologrip II disposable handpiece increased. Not only did existing sites who were cleared to perform TMR commercially begin to order more disposable devices, a large influx of new customers was added which increased the number of laser systems we shipped and in turn increased the number of handpieces sold. Export sales accounted for approximately 14% and 24% of total sales for the years ended December 31, 1999 and 1998, respectively. The percentage decrease relative to total sales is mainly due to higher domestic sales from the receipt of FDA approval on our TMR products, as international sales fell by only $30,000. We define export sales as sales to customers located outside of the United States. (See "-- Risk Factors.")

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

    Research and Development

        Research and development expenditures of $11,353,000 decreased $18,508,000 or 62% for the year ended December 31, 1999 when compared to $29,861,000 for the year ended December 31, 1998. The decrease in these expenses reflects cost savings resulting from the merger with the former CardioGenesis Corporation by the elimination of redundant TMR and PMR clinical trials, engineering and clinical support activity of $2 million, $8 million and $2 million, respectively. There was an additional $6 million of clinical expense reductions during 1999 attributed to the completion of major trials in 1998 and early 1999.

    Sales and Marketing

        Sales and Marketing expenditures of $16,553,000 decreased $1,110,000 or 6% for the year ended December 31, 1999 when compared to $17,663,000 for the year ended December 31, 1998. The decrease in absolute dollars is mainly due to cost efficiencies realized from the merger. Prior to the merger, both we and the former CardioGenesis Corporation were operating separate sales units in Europe. Cost savings from the elimination of this redundancy was approximately $1.5 million. This savings is partially offset by $250,000 in increased general marketing expenses supporting the commercial TMR products and $200,000 in increased commissions.

    General and Administrative

        General and administrative expenses decreased by $2,793,000 or 26% to $8,028,000 in 1999 from $10,821,000 in 1998. The decrease is due to a $3.5 million reduction in litigation expenses offset by a $700,000 increase in deferred compensation to consultants.

    Merger Related Costs

        The former CardioGenesis Corporation was a medical device company like us, which developed, manufactured, and marketed cardiac revascularization products for the treatment of advanced cardiovascular disease and severe angina pain through TMR and PMR. The former CardioGenesis Corporation also manufactured and marketed disposable products to perform intraoperative transmyocardial revascularization, catheter-based percutaneous myocardial revascularization, and thorascopic transmyocardial revascularization to treat patients afflicted with debilitating angina. During the quarter ended March 31, 1999, we recognized merger-related costs of $6,893,000 for financial advisory and legal fees, personnel severance, terminated relationships and other costs including write-offs of fixed assets and inventory. A majority of the terminated employees were located in California and worked in operations, sales, marketing, quality, research and development and administrative functions. A total of 40 employees were terminated.

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

DESCRIPTION                                                  AMOUNT
-----------                                                  ------
Financial advisory and legal fees.........................  $ 2,528
Personnel severance.......................................    1,190
Terminated relationships/contracts........................      910
Other costs including laser upgrade program and fixed
asset and inventory write-offs............................    3,109
                                                            -------
 Subtotal.................................................    7,737
 Less: Amount included in cost of revenues................   (2,523)
                                                            -------
 Total....................................................  $ 5,214
                                                            =======

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

        Investing activities, consisting primarily of purchases and sale of marketable securities and additions to property and equipment, provided cash of $6,700,000, $16,100,000 and $28,400,000 in fiscal years 2000, 1999, and 1998 respectively. In the fourth quarter of 2000, we increased our ownership interest in privately-held MicroHeart Holdings, Inc. to 32.1% for cash compensation of $310,000. The investment in MicroHeart is accounted for under the equity method. As of December 31, 2000, we recorded a net loss of $58,000, which represents CardioGenesis' equity in the loss incurred by MicroHeart. Financing activities provided cash of $3,400,000, $8,400,000 and $1,300,000 in fiscal years 2000,
1999 and 1998 respectively primarily from the issuance of common stock pursuant to exercise of stock options and warrants and the issuance of common stock.

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

        In April 2001, we sold 2,000,000 shares of common stock to an institutional entity at a negotiated purchase price of $1.00 per share. We did not pay any other compensation in conjunction with the sale of our common stock.

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

        We also plan to continue our cost containment efforts that are focused on reducing our cost of revenues and on bringing operating expenses in line with our revenues. In order to reduce our cost of revenues, we have focused our efforts on the following activities: (i) downsizing the manufacturing work force to levels consistent with current production activity; (ii) simplifying and improving manufacturing procedures; and (iii) reducing the number of products offered for sale worldwide. In order to reduce our operating expenses, we have focused our efforts on reducing headcount in functions that are not essential to critical activities.

        Currently, a priority of the Company is to achieve break-even followed by profitability within a relatively short span of time. In many respects, the Company's actions have been guided by this imperative, and the resulting cost containment measures have helped to conserve our cash. The focus of the Company is upon critical activities. Production activities or operating expenses that are nonessential to our core operations have been, or are in the process of being, eliminated.

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

                                                     THREE MONTHS ENDED
                      ----------------------------------------------------------------------------------
                                      2000                                      1999
                      ------------------------------------   -------------------------------------------
                      MARCH 31  JUNE 30  SEPT. 30  DEC. 31   MARCH 31    JUNE 30     SEPT. 30    DEC. 31
                      --------  -------  --------  -------   --------    -------     --------    -------
Net revenues.......   $ 5,677   $ 6,608  $ 5,014   $ 4,911    $ 4,474    $ 7,190     $ 6,085     $ 7,575
Gross profit.......     3,346     3,910    2,554     2,345      1,177 (a)  3,695 (b)   2,954 (c)   4,252 (d)
Operating loss.....    (4,546)   (3,398)  (3,800)   (3,175)   (15,474)(a) (4,339)(b)  (4,982)(c)  (4,275)(d)
Net loss...........    (4,439)   (3,262)  (3,744)   (3,164)   (15,166)(a) (4,201)(b)  (4,906)(c)  (4,060)(d)
Net loss per share:
 Basic and diluted.     (0.15)    (0.11)   (0.13)    (0.10)     (0.55)     (0.15)      (0.17)      (0.14)
 Weighted average
  shares outstanding.  29,664    30,064   30,191    30,729     27,576     28,086      28,591      29,425

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

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 provides updated accounting guidance regarding implementing and interpreting APB 25, and should be applied on a prospective basis from July 1, 2000. The Company's adoption of this pronouncement had no impact on the Company's financial position or results of operations.

FACTORS AFFECTING FUTURE RESULTS

        In addition to the other information included in this Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON ACHIEVING PROFITABLE OPERATIONS IN THE FUTURE.

        We will have a continuing need for new infusions of cash until revenues are increased to meet our operating expenses. We plan to increase our sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for other products under clinical trials. If we are unable to increase our sales or achieve timely regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations. This would raise substantial doubt about our ability to continue as a going concern. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and will not have sufficient cash to fund our operations.

WE MAY FAIL TO OBTAIN REQUIRED REGULATORY APPROVALS TO MARKET OUR PRODUCTS INCLUDING OUR PMR LASER SYSTEM IN THE UNITED STATES.

        Our business could be harmed if any of the following events, circumstances or occurrences related to the regulatory process occurred thereby causing a reduction in our revenues:

        -   the failure to obtain regulatory approvals for our PMR system;

        - significant limitations in the indicated uses for which our products may be marketed;

        -   substantial costs incurred in obtaining regulatory approvals.

        The Food and Drug Administration has not approved our PMR laser systems for any application in the United States. The PMR study compares PMR to conventional medical therapy in patients with no option for other treatment. The Food and Drug Administration may not accept the study as safe and effective, and PMR may not be approved for commercial use in the United States. Responding to Food and Drug Administration requests for additional information could require substantial financial and management resources and take several years.

        In October 2000, preliminary results from a competitor's clinical trial of a catheter-based device employing Direct Myocardial Revascularization also known as DMR were presented at a medical conference in Washington D.C. The trial's principal investigator concluded that this catheter-based device did not show significant evidence of clinical benefit with regard to angina class reduction or exercise tolerance, and questioned the efficacy of other devices and procedures relying on TMR. We believe that the preliminary results of that catheter-based device study should not call the results of our PMR study into question because the devices and procedures are substantially different. We cannot assure you, however, that the preliminary results of that catheter-based device study will impact the Food and Drug Administration's decision on our PMR system.

THE MEDICAL COMMUNITY HAS NOT BROADLY ADOPTED OUR PRODUCTS, AND UNLESS OUR PRODUCTS ARE BROADLY ADOPTED, OUR BUSINESS WILL SUFFER.

        Our TMR products have not yet achieved broad commercial adoption, and our PMR products are experimental and have not yet achieved broad clinical adoption. We cannot predict whether or at what rate and how broadly our products will be adopted by the medical community. Our business would be harmed if our TMR and PMR systems fail to achieve significant market acceptance.

THE RECEIPT OF POSITIVE ENDORSEMENTS BY PHYSICIANS IS ESSENTIAL FOR THE SUCCESS OF OUR PRODUCTS IN THE MARKET PLACE.

        Positive endorsements, by physicians, are essential for clinical adoption of our TMR and PMR laser systems. Even if the clinical efficacy of TMR and PMR laser systems is established, physicians may elect not to recommend TMR and PMR laser systems for any number of reasons.

        Clinical adoption of these products will depend upon:

        - our ability to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR and PMR therapy;

        - willingness of such physicians to adopt and recommend such procedures to their patients; and

        - raising the awareness of TMR and then PMR with the targeted patient population.

        Patient acceptance of the procedure will depend on:

        -   physician recommendations;

        -   the degree of invasiveness;

        -   the effectiveness of the procedure; and

        - the rate and severity of complications associated with the procedure as compared to other procedures.

TO EXPAND OUR BUSINESS, WE MUST ESTABLISH EFFECTIVE SALES, MARKETING AND DISTRIBUTION SYSTEMS.

        To expand our business, we must establish effective systems to sell, market and distribute products. To date, we have had limited sales which have consisted primarily of U.S. sales of our TMR lasers and disposable handpieces on a commercial basis since February 1999 and PMR lasers and disposable catheters for investigational use only. We have been expanding our operations by hiring additional sales and marketing personnel. This has required and will continue to require substantial management effort and financial resources.

IF OUR SALES FORCE IS NOT SUCCESSFUL IN INCREASING MARKET SHARE AND SELLING OUR DISPOSABLE HANDPIECES, OUR BUSINESS WILL SUFFER.

        With Food and Drug Administration approval of our TMR laser system, we are marketing our products primarily through our direct sales force. If the sales force is not successful in increasing market share and selling our disposable handpieces, our business will suffer. In the fourth quarter of 1999, we changed our U.S. sales strategy to include both selling lasers to hospitals outright, as well as loaning lasers to hospitals in return for the hospital purchasing a minimum number of disposable handpieces at a higher price. During the current year, the majority of lasers shipped have been under this loan program. The purpose of this strategy is to focus our sales force on increasing market penetration and selling disposable handpieces used in connection with our TMR procedure.

THE EXPANSION OF OUR BUSINESS MAY PUT ADDED PRESSURE ON OUR MANAGEMENT AND OPERATIONAL INFRASTRUCTURE AFFECTING OUR ABILITY TO MEET ANY INCREASED DEMAND FOR OUR PRODUCTS AND POSSIBLY HAVING AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

        The growth in our business may place a significant strain on our limited personnel, management, financial systems and other resources. The evolving growth of our business presents numerous risks and challenges, including:

        - the dependence on the growth of the market for our TMR and PMR systems;

        - our ability to successfully and rapidly expand sales to potential customers in response to increasing clinical adoption of the TMR procedure;

        - the costs associated with such growth, which are difficult to quantify, but could be significant;

        -   domestic and international regulatory developments;

        -   rapid technological change;

        - completing the clinical trials that are currently in progress as well as developing and preparing additional products for clinical trials;

        -   the highly competitive nature of the medical devices industry; and

        - the risk of entering emerging markets in which we have limited or no direct experience.

        To accommodate any such growth and compete effectively, we must obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

OUR OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND QUARTER-TO-QUARTER COMPARISONS OF OUR RESULTS MAY NOT INDICATE FUTURE PERFORMANCE.

        Our operating results have fluctuated significantly from quarter-to-quarter and are expected to fluctuate significantly from quarter-to-quarter due to a number of events and factors, including:

        -   the level of product demand and the timing of customer orders;

        -   changes in strategy;

        - delays associated with the Food and Drug Administration and other regulatory approval processes;

        - personnel changes including our ability to continue to attract, train and motivate additional qualified personnel in all areas;

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

        We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Due to the emerging nature of the markets in which we compete, forecasting operating results is difficult and unreliable. Over the past year, our revenue has been lower than anticipated, largely attributable to the transition to our new sales strategy. It is likely or possible that our operating results for a future quarter will fall below the expectations of public market analysts and investors. When this occurred in the past, the price of our common stock fell substantially, and if this occurs again, the price of our common stock may fall again, perhaps substantially.

GROWTH IN OUR FUTURE OPERATING RESULTS IS HIGHLY CONTINGENT AND SUBJECT TO SIGNIFICANT RISKS.

        Our future operating results will be significantly affected by our ability to:

        -   successfully and rapidly expand sales to potential customers;

        - implement operating, manufacturing and financial procedures and controls;

        -   improve coordination among different operating functions; and,

        -   achieve manufacturing efficiencies as production volume increases.

WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR PRODUCTS IF THIRD PARTY REIMBURSEMENT FOR THE PROCEDURES PERFORMED WITH OUR PRODUCTS IS NOT AVAILABLE FOR OUR HEALTH CARE PROVIDER CUSTOMERS.

        Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used.

        Effective July 1, 1999 the Health Care Financing Administration commenced Medicare coverage for TMR systems for any manufacturer's TMR procedures. Hospitals and physicians are now eligible to receive Medicare reimbursement covering 100% of the costs for TMR procedures and equipment. The Health Care Financing Administration may not approve reimbursement for PMR. If it does not provide reimbursement, our ability to successfully market and sell our PMR products will be harmed. We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans and thus do not have reliable data as to the success of our patients in obtaining reimbursement for the costs of our TMR products outside of the Medicare system. Private insurance and private health plans may not approve reimbursement TMR or PMR procedures. If they do not provide reimbursement, our business will suffer.

        Potential purchasers must determine whether the clinical benefits of our TMR and PMR laser systems justify:

        - the additional cost or the additional effort required to obtain prior authorization or coverage; and

        - the uncertainty of actually obtaining such authorization or coverage.

WE FACE COMPETITION FROM OUR COMPETITOR'S PRODUCTS WHICH COULD LIMIT MARKET ACCEPTANCE OF OUR PRODUCTS AND RENDER OUR PRODUCTS OBSOLETE.

        The market for TMR laser systems is competitive. If our competitor is more effective in developing new products and procedures and marketing existing and future products, our business will suffer. The market for TMR laser systems is characterized by rapid technical innovation. Accordingly, our current or future competitors may succeed in developing TMR products or procedures that:

        -   are more effective than our products;

        -   are more effectively marketed than our products; or

        -   may render our products or technology obsolete.

        We currently compete with PLC Systems. PLC recently announced a co-marketing agreement with Edwards Life Sciences to distribute their lasers and disposables which is expected to add another 18 direct domestic sales representatives involved in promoting the PLC technology.

        Even with the Food and Drug Administration approval for our TMR laser system, we will face competition for market acceptance and market share for that product. Our ability to compete may depend in significant part on the timing of introduction of competitive products into the market, and will be affected by the pace, relative to competitors, at which we are able to:

        -   develop products;

        -   complete clinical testing and regulatory approval processes;

        -   obtain third party reimbursement acceptance; and

        -   supply adequate quantities of the product to the market.

OUR PRODUCTS DEPEND ON TMR TECHNOLOGY THAT IS RAPIDLY CHANGING WHICH MAY REQUIRE US TO INCUR SUBSTANTIAL PRODUCT DEVELOPMENT EXPENDITURES TO PREVENT OUR PRODUCTS FROM BECOMING OBSOLETE.

        The medical device industry is characterized by rapid and significant technological change. Our future success will depend in large part on our ability to respond to such changes through further product research and development. In addition, we must expand the indications and applications for our products by developing and introducing enhanced and new versions of our TMR and PMR laser systems. Product research and development requires substantial expenditures and is inherently risky. We may not be able to:

        -   identify products for which demand exists; or

        - develop products that have the characteristics necessary to treat particular indications.

OVERALL INCREASES IN MEDICAL COSTS COULD ADVERSELY AFFECT OUR BUSINESS.

        We believe that the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by them. We cannot assure you that in either United States or international markets that:

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

        - until such time, if ever, as we obtain Food and Drug Administration and other regulatory approvals for our PMR laser systems; and

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

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Certain competitors and potential competitors of ours have obtained United States patents covering technology that could be used for certain TMR and PMR procedures. We do not know if such competitors, potential competitors or others have filed and hold international patents covering other TMR or PMR technology. In addition, international patents may not be interpreted the same as any counterpart United States patents.

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

        In 1996, prior to the merger with us, the company formerly known as CardioGenesis Corporation initiated a suit in the United States against PLC seeking a judgment that the PLC patent is invalid and unenforceable. In 1997, PLC counterclaimed in that suit alleging infringement by the former CardioGenesis Corporation of the PLC patent. Also in 1997, PLC initiated suit in Germany against the former CardioGenesis Corporation and the former CardioGenesis Corporation's former German sales agent alleging infringement of a European counterpart to the PLC patent. In 1997, the former CardioGenesis Corporation filed an Opposition in the European Patent Office to a European counterpart to the PLC patent, seeking to have the European patent declared invalid.

        On January 5, 1999, before trial on the United States suit commenced, the company formerly known as CardioGenesis Corporation and PLC settled all litigation between them, both in the United States and in Germany, with respect to the PLC patent and the European patents. Under the Settlement and License Agreement signed by the parties, the former CardioGenesis Corporation stipulated to the validity of the PLC patents and PLC granted CardioGenesis a non-exclusive worldwide license to the PLC patents. The former CardioGenesis Corporation agreed to pay PLC a license fee, and minimum royalties, totaling $2.5 million in equal monthly installments over an approximately forty-month period, with a running royalty credited against the minimums.

        The Settlement and License Agreement applies only to those products or that technology covered by the PLC patents, and the agreement does not provide PLC any rights to any former CardioGenesis Corporation intellectual property. Our TMR 2000 laser system does not use the technology associated with the PLC patents.

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

        The United States patent laws have been amended to exempt physicians, other health care professionals, and affiliated entities from infringement liability for medical and surgical procedures performed on patients. We are not able to predict if this exemption will materially affect our ability to protect our proprietary methods and procedures.

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

WE DEPEND ON SINGLE SOURCE SUPPLIERS FOR KEY COMPONENTS AND PRODUCTION WOULD BE INTERRUPTED IF A KEY SUPPLIER HAD TO BE REPLACED.

        We currently purchase critical laser and fiber-optic components from single sources. These sources may have difficulties supplying our needs for these components. In addition, we do not have long term supply contracts. As a result, these sources are not obligated to continue to provide these critical components to us. Although we have identified alternative suppliers, a lengthy process would be required to qualify them as additional or replacement suppliers. Any significant interruption in the supply of critical materials or components could delay our ability to manufacture our products and could disrupt our manufacturing operations and harm our business.

LEAD TIMES FOR MATERIALS AND COMPONENTS VARY SIGNIFICANTLY WHICH COULD LEAD TO EXCESS INVENTORY LEVELS AS WELL AS SHORTAGES OF CRITICAL COMPONENTS IF OUR SUPPLY FORECASTS ARE INACCURATE.

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

WE MAY NOT BE ABLE TO MEET FUTURE DEMAND INCREASES ON TIMELY BASIS BECAUSE SOME OF OUR SUPPLIERS COULD HAVE DIFFICULTY MEETING SIGNIFICANT OR RAPIDLY INCREASING ORDER AMOUNTS.

        Some of our suppliers could have difficulty expanding their manufacturing capacity to meet our needs if demand for our TMR and PMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers could cause a delay in regulatory approvals or adversely affect product acceptance. We cannot predict if:

        - materials obtained from outside suppliers will be available in adequate quantities to meet our future needs; or

        - replacement suppliers can be qualified on a timely basis if our current suppliers are unable to meet our needs.

WE HAVE LIMITED MANUFACTURING EXPERIENCE WHICH COULD PREVENT US FROM SUCCESSFULLY INCREASING CAPACITY IN RESPONSE TO MARKET DEMAND.

        We have limited experience in manufacturing products. In the course of manufacturing our products, we may encounter difficulties in increasing production, including problems involving:

        -   production yields;

        -   adequate supplies of components;

        -   achieving manufacturing efficiencies as production volume increases;

        - quality control and assurance (including failure to comply with good manufacturing practices regulations, international quality standards and other regulatory requirements); and

        -   shortages of qualified personnel.

OUR PRODUCTS MAY CONTAIN DEFECTS WHICH COULD DELAY REGULATORY APPROVAL OR MARKET ACCEPTANCE OF OUR PRODUCTS.

        We may experience future product defects, malfunctions, manufacturing difficulties or recalls related to the lasers or other components used in our TMR and PMR laser systems. Any such occurrence could cause a delay in regulatory approvals or adversely affect the commercial acceptance of our products. We are unable to quantify the likelihood or costs of any such occurrences, but they could potentially be significant. Our business could be harmed because we may be unable to sufficiently remedy a significant product recall while still maintaining our daily manufacturing quotas.

WE MUST COMPLY WITH FOOD AND DRUG ADMINISTRATION MANUFACTURING STANDARDS OR FACE FINES OR OTHER PENALTIES INCLUDING SUSPENSION OF PRODUCTION.

        We are required to demonstrate compliance with the Food and Drug Administration's current good manufacturing practices regulations if we market devices in the United States or manufacture finished devices in the United States. The Food and Drug Administration inspects manufacturing facilities on a regular basis to determine compliance. If we fail to comply with applicable Food and Drug Administration or other regulatory requirements, we can be subject to:

        -   fines, injunctions, and civil penalties;

        -   recalls or seizures of products;

        -   total or partial suspensions of production; and

        -   criminal prosecutions.

        The impact on the company of any such failure to comply would depend on the impact of the remedy imposed on us.

WE MAY SUFFER LOSSES FROM PRODUCT LIABILITY CLAIMS IF OUR PRODUCTS CAUSE HARM TO PATIENTS.

        We are exposed to potential product liability claims and product recalls. These risks are inherent in the design, development, manufacture and marketing of medical devices. Our products are designed to be used in life-threatening situations where there is a high risk of serious injury or death, and we could be subject to product liability claims if the use of our TMR or PMR laser systems is alleged to have caused adverse effects on a patient or such products are believed to be defective. We are not aware of any material side effects or adverse events arising from the use of our products.

        Any regulatory clearance for commercial sale of these products will not remove these risks. Any failure to comply with the Food and Drug Administration's good manufacturing practices or other regulations could hurt our ability to defend against product liability lawsuits. Although we have not experienced any product liability claims to date, any such claims could cause our business to suffer.

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

WE DEPEND HEAVILY ON KEY PERSONNEL AND TURNOVER OF KEY EMPLOYEES AND SENIOR MANAGEMENT COULD HARM OUR BUSINESS.

        Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, manufacturing, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.

        During the last two years, we have had significant change in our senior management team. Our former Chief Executive Officer, Allen Hill, resigned from the company in December 1999. One of our current Directors, Alan Kaganov, acted as interim CEO until we hired our current CEO, Michael Quinn, in October of 2000. Our former Chief Financial Officer, Dick Powers, resigned from the company in July 2000. Ian Johnson acted as Interim CFO until our current CFO, J. Stephen Wilkins, was hired in May 2001. Richard Lanigan moved from Vice President of Sales to Vice President of Regulatory and Government Affairs in March 2001 and Thomas Kinder was hired in March 2001 as our new Vice President of Sales. Darrell Eckstein was hired in December 2000 as our Vice President of Operations, replacing Bill Picht, who resigned earlier in 2000.

        Our future business could be harmed by our turnover in senior management if we have difficulty familiarizing and training our new management with respect to our business. Further significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

WE MAY FAIL TO COMPLY WITH INTERNATIONAL REGULATORY REQUIREMENTS AND COULD BE SUBJECT TO REGULATORY DELAYS, FINES OR OTHER PENALTIES.

        Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. In addition, the Food and Drug Administration must approve the export of devices to certain countries. The occurrence and related impact of the following factors would harm our business:

        - delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;

        -   the loss of previously obtained approvals or clearances; or

        - the failure to comply with existing or future regulatory requirements.

        To market in Europe, a manufacturer must obtain the certifications necessary to affix to its products the CE Marking. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain and to maintain a CE Marking, a manufacturer must be in compliance with the appropriate quality assurance provisions of the International Standards Organization and obtain certification of its quality assurance systems by a recognized European Union notified body. However, certain individual countries within Europe require further approval by their national regulatory agencies.

        We have achieved International Standards Organization and European Union certification for our manufacturing facility. In addition, we have completed CE mark registration for all of our products in accordance with the implementation of various medical device directives in the European Union. Failure to maintain the right to affix the CE Marking or other requisite approvals could prohibit us from selling our TMR products in member countries of the European Union or elsewhere. Any enforcement action by international regulatory authorities with respect to past or future regulatory noncompliance could cause our business to suffer. Noncompliance with international regulatory requirements could result in enforcement action such as not being allowed to market our product in the European Union, which would significantly reduce international revenue.

WE SELL OUR PRODUCTS INTERNATIONALLY WHICH SUBJECTS US TO SPECIFIC RISKS OF TRANSACTING BUSINESS IN FOREIGN COUNTRIES.

        In future quarters, international sales may become a significant portion of our revenue if our products become more widely used outside of the United States according to our plan. Our international revenue is subject to the following risks, the occurrence of any of which could harm our business:

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

        If we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment. A hospital is more inclined to purchase new equipment if third-party reimbursement can be obtained. Reimbursement and health care payment systems in international markets vary significantly by country. They include both government sponsored health care and private insurance. Although we expect to seek international reimbursement approvals, any such approvals may not be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could hurt market acceptance of TMR products in the international markets in which such approvals are sought, which would significantly reduce international revenue.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT COULD DISTRACT OUR MANAGEMENT, CAUSE US TO INCUR DEBT, OR DILUTE OUR SHAREHOLDERS.

        We may, from time to time, acquire or invest in other complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, our management frequently evaluates the strategic opportunities available in complementary businesses, products or technologies. The process of integrating an acquired company's business into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition or investment may not be realized. Any future acquisitions or investments by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially harm our operating results.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS.

        The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 10, 2001, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $4.68 to a low of $0.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

        In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of medical device companies could depress our stock price regardless of our operating results. If our common stock were to trade under $1.00 for 30 consecutive days on the NASDAQ National Market, our common stock could be subject to certain consequences established by the NASDAQ National Market such as being delisted.

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

        The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company's existing cash and cash equivalents and long-term debt instruments:

                                                                                           TOTAL
IN THOUSANDS                         2001         2002       2003     2004       2005    FAIR VALUE
------------                        ------       ------     ------   ------     ------   ----------
Assets Cash, cash equivalents ..    $3,357        $  --     $  --     $  --      $  --    $  3,357
Weighted average interest rate .       4.7%          --        --        --         --         4.7%
Liabilities Fixed Rate Debt Note
 payable .......................    $   86        $  --     $  --     $  --      $  --    $     86
Weighted average interest rate .       8.0%          --        --        --         --         8.0%
Lease obligation ...............    $   32        $  32     $  32     $  --      $  --    $     96
Weighted average interest rate .       6.8%         6.8%      6.8%       --         --         6.8%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table and discussion sets forth certain information concerning our current directors. Certain of the information concerning our executive officers required by this Item is contained in the Section of Part I of our Annual Report on Form 10-K filed April 17, 2001 entitled "Item 1. Business --Employees."

NAME                                 AGE     POSITION
------------------------------------ ----    ----------------------------------
Michael J. Quinn....................  56     Chief Executive Officer, President,
                                             Chairman of the Board
Jack M. Gill, Ph.D. ................  65     Director
Alan L. Kaganov, Sc.D. .............  62     Director
Robert L. Mortensen (1)(2) .........  66     Director
Robert C. Strauss (1)(2) ...........  59     Director

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


ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS.

        The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to CardioGenesis for the fiscal year 2000 by (i) all individuals who served at one point during 2000 as CardioGenesis' Chief Executive Officer, (ii) the four most highly compensated executive officers having compensation of $100,000 serving at the end of the fiscal year 2000, and (iii) two additional individuals who served as executive officers for CardioGenesis during the fiscal year 2000 but were not employed as executive officers at the end of the fiscal year 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                    ANNUAL                   ----------
                                                 COMPENSATION                SECURITIES
                                                --------------  OTHER ANNUAL UNDERLYING    ALL OTHER
                                        FISCAL  SALARY   BONUS  COMPENSATION OPTIONS/SAR COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR    ($)      ($)        ($)         (#)          ($)
-----------------------------------------------------------------------------------------------------
Michael J. Quinn(1)...................   2000  $66,000       --  $15,217(2)   700,000            --
  Chief Executive Officer                1999       --       --          --        --            --
                                         1998       --       --          --        --            --

Alan L. Kaganov(1)(3).................   2000    7,500       --          --     7,500            --
  Former Chief Executive Officer         1999   15,000       --          --   157,500            --
                                         1998   19,000       --          --     7,500            --

Janet K. Castaneda(4).................   2000  170,000  $26,300          --    25,000            --
  Former Vice President of Legal         1999  140,425       --          --    40,001            --
  Affairs                                1998  132,500   12,825          --     9,999            --

Ian A. Johnston.......................   2000  137,000       --          --    30,000            --
   Vice President of Finance and         1999  105,594   20,000          --    30,000            --
   Treasurer                             1998       --       --          --        --            --

Richard P. Lanigan(5).................   2000  170,000   24,600          --    50,000            --
  Vice President of Sales and Marketing  1999  134,458       --          --    33,000            --
                                         1998  105,528   10,398          --    15,500            --

Nancy Lince(4)........................   2000  162,000   34,800          --    30,000            --
  Former Vice President of Regulatory    1999  105,398   20,000          --    44,500            --
  and Clinical Affairs                   1998   85,728    7,716          --        --            --

William E. Picht(6)...................   2000  135,088   32,700          --        --            --
  Former Vice President of  Operations   1999  204,909       --          --    30,000            --
                                         1998  181,500   16,335          --    15,000            --

Richard P. Powers(7)..................   2000  170,000   34,800          --        --            --
    Former Executive Vice President of   1999  219,248   36,765          --    79,280            --
    Administration and Chief Financial   1998       --       --          --        --            --
    Officer

-----------------

(1) Effective as of October 16, 2000, Dr. Kaganov resigned as CardioGenesis' Chief Executive Officer and Mr. Quinn became our Chief Executive Officer, President and Chairman of the Board.

(2) Housing allowance and health insurance premiums.

(3) Dr. Kaganov received no salary as the Chief Executive Officer, but was paid for his services as one of our directors in 1998, 1999 and 2000.

(4) Ms. Castaneda and Ms. Lince are no longer employees of CardioGenesis.

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

                        OPTION GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS(1)

                              NUMBER OF   % OF TOTAL                          POTENTIAL REALIZABLE
                              SECURITIES  OPTIONS        EXERCISE               VALUE AT ANNUAL
                              UNDERLYING  GRANTED TO     PRICE                RATES OF STOCK PRICE
                              OPTIONS     EMPLOYEES IN   PER      EXPIRATION    APPRECIATION FOR
NAME                          GRANTED     FISCAL YEAR    SHARE       DATE        OPTION TERM(2)
                                                                                5%          10%
----------------------------  ----------  ------------   -------- ---------- ---------- -----------
Michael J. Quinn ...........   700,000             45%    $ 1.688  10/17/10  $  743,102  $1,883,166
Alan L. Kaganov, Sc.D. (3) .     7,500             --     $ 3.875   5/31/10      13,000      32,000
Janet K. Castaneda .........    25,000              2%    $ 1.375  11/28/10      21,618      54,785
Ian A. Johnston ............     5,000            0.3%    $  4.00   7/11/10      12,578      31,875
                                25,000              2%    $ 1.375  11/28/10      21,618      54,785
Richard P. Lanigan .........    25,000              2%    $ 6.563   4/11/10      57,373     188,544
                                25,000              2%    $ 1.375  11/28/10      21,618      54,785
Nancy  Lince ...............     5,000            0.3%    $  4.00   7/11/10      12,578      31,875
                                25,000              2%    $ 1.375  11/28/10      21,618      31,875
William E. Picht ...........        --             --          --        --          --          --
Richard P. Powers ..........        --             --          --        --          --          --

----------
(1) Each of these options was granted pursuant to our Stock Option Plan. A total of 1,554,150 shares of Common Stock issuable upon exercise of options were granted to our employees in the year ended December 31, 2000.
(2) In accordance with the rules of the Securities and Exchange Commission, shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our Common Stock.
(3) Dr. Kaganov was granted 7,500 stock options pursuant to our Director Stock Option Plan during the year ended December 31, 2000.

OPTIONS OUTSTANDING IN FISCAL YEAR 2000

        The following table sets forth certain information for the year ended December 31, 2000 concerning exercised, exercisable and unexercisable stock options held by each of the Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                        UNDERLYING                     VALUE OF UNEXERCISED
                            SHARES                UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS
                           ACQUIRED                  FISCAL YEAR-END (#):            AT FISCAL YEAR-END ($)
                              ON        VALUE     ---------------------------     ---------------------------
                          EXERCISE(#)  REALIZED   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                          -----------  --------   -----------   -------------     -----------   -------------
Michael J. Quinn ....          --         --         38,889        661,111             --            --
Alan L. Kaganov, Sc.D          --         --        372,500             --             --            --
Janet K. Castaneda ..          --         --         58,053         46,947             --            --
Ian A. Johnston .....          --         --         27,386         52,614             --            --
Richard P. Lanigan ..          --         --         40,957         65,043             --            --
Nancy  Lince ........          --         --         20,305         54,487             --            --
William E. Picht ....          --         --             --             --             --            --
Richard P. Powers ...          --         --        186,653         43,346             --            --

        The value for an "in the money" option represents the difference between the exercise price of such option as determined by CardioGenesis' Board of Directors and the closing price of CardioGenesis' Common Stock on December 31, 2000 ($0.844), multiplied by the total number of shares subject to the option.

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

EMPLOYMENT CONTRACTS OF EXECUTIVE OFFICERS

        Michael J. Quinn entered into a letter employment agreement with CardioGenesis effective October 16, 2000. The agreement provides for an annual salary of $330,000, subject to annual review and increase at the discretion of the Board of Directors and options to acquire 700,000 shares of CardioGenesis' Common Stock at an exercise price equal to $1.688 per share, which is the price of CardioGenesis' Common Stock on the date the option was granted. Mr. Quinn may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors and (ii) options or other rights to acquire CardioGenesis' Common Stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. In the event of termination for any reason other than for "cause" or voluntary termination after the first year of employment, Mr. Quinn will receive salary paid as severance for six months. Mr. Quinn's letter employment agreement provides that his employment is "at will" at the discretion of CardioGenesis, and that he may be terminated at any time with or without notice and with or without cause.

        Darrell F. Eckstein entered into a letter employment agreement with CardioGenesis effective December 19, 2000. The agreement provides for an annual salary of $225,000, subject to annual review and increase at the discretion of the Board of Directors and options to acquire 100,000 shares of CardioGenesis' Common Stock at an exercise price equal to $0.563 per share, which is the price of CardioGenesis' Common Stock on the date the option was granted. Mr. Eckstein may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors and (ii) options or other rights to acquire CardioGenesis' Common Stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. In the event of a change of control of CardioGenesis, Mr. Eckstein will receive salary paid as severance for six months. Mr.

Eckstein's letter employment agreement provides that his employment is "at will" at the discretion of CardioGenesis, and that he may be terminated at any time with or without notice and with or without cause.

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

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        The following is the Report of the CardioGenesis Compensation Committee, describing the compensation policies and rationale applicable to our executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 2000. The information contained in the report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

        TO:  Board of Directors

        The Compensation Committee (the "Committee") of the Board of Directors reviews and approves CardioGenesis' executive compensation policies. The Committee administers CardioGenesis' various incentive plans, including the Stock Option Plan and the Employee Stock Purchase Plan, sets compensation policies applicable to CardioGenesis' executive officers and evaluates the performance of CardioGenesis' executive officers. The following is a report of the Committee describing compensation policies and rationale applicable with respect to the compensation paid to CardioGenesis' executive officers for the fiscal year ended December 31, 2000.

        Two non-employee members of CardioGenesis' Board of Directors, Robert L. Mortensen and Robert C. Strauss, served as the Compensation Committee of the Board of Directors during 2000.

Compensation Philosophy

        CardioGenesis' executive compensation programs are designed to attract, motivate and retain executives who will contribute significantly to the long-term success of CardioGenesis and the enhancement of shareholder value. In addition to base salary, certain elements of total compensation are payable in the form of variable incentive plans tied to the performance of CardioGenesis and the individual, and in the equity-based plans designed to closely align executive and shareholder interests.

Base Salary

        Base salary for executives, including that of the chief executive officer, is set according to the responsibilities of the position, the specific skills and experience of the individual and the competitive market for executive talent. In order to evaluate the competitive position of CardioGenesis' salary structure, the Committee makes reference to publicly available compensation information and informal compensation surveys obtained by management with respect to cash compensation and stock option grants to officers of comparable companies in the high-technology sector, CardioGenesis' industry and its geographic location. Executive salary levels are set to approximate average rates, with the intent that superior performance under incentive bonus plans will enable the executive to elevate his total cash compensation levels that are above average of comparable companies. The Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities.

Compensation to Chief Executive Officer in 2000

        Pursuant to an employment agreement effective October 16, 2000, Mr. Michael Quinn, CardioGenesis' Chief Executive Officer, received base compensation at a rate of $330,000, or $66,000, during 2000.

        Mr. Quinn's base salary was initially established by the Board of Directors. It was based on the Board's assessment that Mr. Quinn was uniquely qualified to lead CardioGenesis with his strong operational experience and history of accomplishments in the marketing and sales of products. The Board determined that his vision for CardioGenesis and his proven record of successful team building, would be pivotal to realizing the full potential of CardioGenesis.

Stock Option Plan

The Committee believes that CardioGenesis' Stock Option Plan is an essential tool to link the long-term interests of shareholders and employees, especially executive management, and serves to motivate executives to make decisions that will, in the long run, give the best returns to shareholders. Stock options are generally granted when an executive joins CardioGenesis, with subsequent grants also taking into account the individual's performance and the vesting status of previously granted options. These options typically vest over a three year period and are granted at an exercise price equal to the fair market value of CardioGenesis' Common Stock at the date of grant. The sizes of initial option grants are based upon the position, responsibilities and expected contribution of the individual. This approach is designed to maximize shareholder value over a long term, as no benefit is realized from the option grant unless the price of CardioGenesis' Common Stock has increased over a number of years.

        In addition to the Stock Option Plan, executive officers are eligible to participate in CardioGenesis' Employee Stock Purchase Plan. This plan allows employees to purchase CardioGenesis' Common Stock at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or the fair market value at the end of the purchase period.

        Other elements of executive compensation include life and long-term disability insurance, medical benefits and a 401(k) deferred compensation plan with no employer matching contribution for the fiscal year ended December 31, 2000. All such benefits are available to all regular, full-time employees of CardioGenesis.

        The foregoing report has been furnished by the Compensation Committee of the Board of Directors of CardioGenesis.

                                             Compensation Committee

                                             Robert L. Mortensen
                                             Robert C. Strauss


                             STOCK PERFORMANCE GRAPH

        The Stock Performance Graph below shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference in any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference.

        The following Graph sets forth CardioGenesis' total cumulative shareholder return as compared to the Nasdaq Stock Market - Total Return Index (the "Nasdaq Total Return Index") and the Nasdaq Stock Market - Medical Devices, Instruments and Supplies, Manufacturers and Distributors Total Return Index (the "Nasdaq Medical Devices Index") from May 31, 1996 through December 31, 2000.

        Total shareholder return assumes $100 was invested at the beginning of the period in the Common Stock of CardioGenesis, the stocks represented in the Nasdaq Total Return Index and the stocks represented in the Nasdaq Medical Devices Index, respectively. Total return also assumes reinvestment of dividends. CardioGenesis has paid no dividends on its Common Stock.

        Historical stock price performance should not be relied upon as indicative of future stock price performance.

                            CARDIOGENESIS CORPORATION
                    NASDAQ STOCK MARKET -- TOTAL RETURN INDEX
                   NASDAQ STOCK MARKET - MEDICAL DEVICES INDEX


                                    [CHART]


----------------------------------------------------------------------------------------------
                                   5/31/96  12/31/96  12/31/97  12/31/98   12/31/99  12/31/00
----------------------------------------------------------------------------------------------
CardioGenesis Corporation          $100.00   $ 53.03   $ 35.61   $ 44.32    $ 44.70   $  5.12
----------------------------------------------------------------------------------------------
NASDAQ Total Return Index           100.00    103.23    126.06    174.29     321.20    196.46
----------------------------------------------------------------------------------------------
NASDAQ Medical Devices Index        100.00     86.65     99.19    111.12     134.40    138.46
----------------------------------------------------------------------------------------------


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

                                                                             SHARES OF COMMON
                                                                                  STOCK
                                                                               BENEFICIALLY
                                                                                  OWNED(1)
                                                                           --------------------
                                                                                     PERCENTAGE
                        NAME OF BENEFICIAL OWNER                             NUMBER  OWNERSHIP
                        ------------------------                           --------- ----------
5% SHAREHOLDERS:
Douglas Murphy-Chutorian, M.D(2) .......................................   3,370,921     10.6%
  c/o MD DataDirect, Inc.
  724 Oak Grove Avenue, Suite 120, Menlo Park, CA 94025
Brown Capital Management, Inc. (3) .....................................   2,708,073      8.5%
  1201 North Calvert Street
  Baltimore, MD 21202
State of Wisconsin Investment Board (4) ................................   4,088,000     12.9%
  120 East Wilson Street
  Madison, WI 53703

DIRECTORS:
Jack M. Gill, Ph.D.(5)..................................................   1,201,325      3.8%
Alan L. Kaganov, Sc.D(6)................................................     365,000      1.2%
Robert L. Mortensen(7)..................................................      95,196        *
Robert C. Strauss(8)....................................................      24,190        *

NAMED EXECUTIVE OFFICERS:
Michael J. Quinn(9)(10).................................................     166,110        *
Janet F. Castaneda(11)..................................................      63,609        *
Ian A. Johnston(12).....................................................      37,805        *
Richard P. Lanigan(13) .................................................      79,273        *
Nancy Lince(14) ........................................................      25,818        *
William E. Picht .......................................................          --        *
Richard P. Powers(15) ..................................................     197,632        *
All directors and officers as a group
  (11 persons)(16)......................................................   2,255,958      7.1%

-------------------
*    Less than 1%.
(1) Percentage ownership is based on 31,696,061 shares of Common Stock outstanding as of March 31, 2001. The number of shares of Common Stock beneficially owned or of record has been determined solely from information provided to CardioGenesis from the Douglas Murphy-Chutorian as of April 26, 2001. Includes an aggregate of 413,274 shares of Common Stock held by Leslie Murphy-Chutorian, the wife of Dr. Murphy-Chutorian, as custodian for Blair Murphy-Chutorian, UTMA California, an aggregate of 413,274 shares of Common Stock held by Leslie Murphy-Chutorian as custodian for Dana Murphy-Chutorian, UTMA California. Also includes an aggregate of 1,719,973 shares of Common Stock held by Leslie Murphy-Chutorian and Dr. Murphy-Chutorian as Trustees of The Murphy-Chutorian Family Trust UDT dated 1-13-97. Also includes 12,000 shares of Common Stock held by The Murphy Chutorian Family Foundation. Also includes 49,998 shares of Common Stock subject to stock options held by Dr. Murphy-Chutorian that are exercisable within 60 days of March 31, 2001.
(3) The number of shares of Common Stock beneficially owned or of record has been determined solely from information reported on a Schedule 13G as of December 31, 2000.
(4) The number of shares of Common Stock beneficially owned or of record has been determined solely from information provided to CardioGenesis from the State of Wisconsin Investment Board as of April 11, 2001.
(5) Includes 23,507 shares of Common Stock subject to stock options held by Dr. Gill that are exercisable within 60 days of March 31, 2001.
(6) Includes 365,000 shares of Common Stock subject to stock options held by Dr. Kaganov that are exercisable within 60 days of March 31, 2001.
(7) Includes 95,196 shares of Common Stock subject to stock options held by Mr. Mortensen that are exercisable within 60 days of March 31, 2001.
(8) Includes 24,190 shares of Common Stock subject to stock options held by Mr. Strauss that are exercisable within 60 days of March 31, 2001.
(9) Michael J. Quinn is both a member of the Board of Directors and a Named Executive Officer in his positions as CardioGenesis' Chief Executive Officer, President and Chairman of the Board.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In November 2000, CardioGenesis exercised warrants in MicroHeart Holdings, Inc. ("MicroHeart"), a Delaware company previously formed by U.S. Ventures and Venrock Associates, in exchange for common stock. This transaction resulted in an increase in CardioGenesis' ownership in Microheart to 32.1%. Dr. Alan Kaganov, former Chief Executive Officer and a current director of CardioGenesis is also a director of MicroHeart. Dr. Kaganov is also a Venture Partner of U.S. Venture Partners.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS. The financial statements required to be filed by
       Item 8 herewith are as follows:

                                                                                   PAGE
                                                                                   ----
Report of Independent Accountants ..........................................        46
Consolidated Balance Sheets as of December 31, 2000 and 1999 ...............        47
Consolidated Statements of Operations and Comprehensive Loss for the years
  ended December 31, 2000, 1999 and 1998 ...................................        48
Consolidated Statements of Shareholders' Equity for the years ended December
  31, 2000, 1999 and 1998 ..................................................        49
Consolidated Statements of Cash Flows for the years ended December 31, 2000,
  1999 and 1998 ............................................................        50
Notes to Consolidated Financial Statements .................................        51

(2) FINANCIAL STATEMENT SCHEDULE.

    The following financial statement schedule is filed herewith.

    Schedule II -- Valuation and Qualifying Accounts.....................    62

(3) EXHIBITS.

    The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b) REPORTS ON FORM 8-K.

    We filed no reports on Form 8-K during the three month period ended December 31, 2000.

(c) EXHIBITS.

    The exhibits below are filed or incorporated herein by reference.

   EXHIBIT
   NUMBER        DESCRIPTION
   --------      -----------
     2.1(2)      Agreement and Plan of Reorganization among the Company, the former CardioGenesis Corporation and RW Acquisition Corporation dated October 21, 1998.

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

    10.3(2)      Director Stock Option Plan.

    10.4(2)      1996 Employee Stock Purchase Plan.

    10.5(2)      Facilities Lease for 1049 Kiel Court, Sunnyvale, California.

    10.6(2)      Facilities Lease for 1139 Karlstad Drive, Sunnyvale,
                 California.

    10.7(2)      401(k) Plan.

    10.8(3)      1993 Equity Incentive Plan of the former CardioGenesis
                 Corporation

    10.9(3) 1996 Directors Stock Option Plan of the former CardioGenesis Corporation

   10.10(3) 1996 Employee Stock Purchase Plan of the former CardioGenesis Corporation

   10.11(4)      1996 Equity Incentive Plan of the former CardioGenesis
                 Corporation

   10.12* Letter employment agreement dated October 16, 2000 between the Company and Michael J. Quinn, Chief Executive Officer.

   10.13* Letter employment agreement dated December 19, 2000 between the company and Darrell F. Eckstein, Vice President of Operations.

    21.1*        List of Subsidiaries

    23.1         Consent of PricewaterhouseCoopers LLP

    24.1*        Power of Attorney (see page 34)
---------------
(1) Incorporated herein by reference to Appendix 1 to the Company's Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).

(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.

(3) Incorporated herein by reference from the former CardioGenesis Corporation's Form SB-2, (File No. 333-3752-LA), declared effective on May 21, 1996.

(4) Incorporated herein by reference from the former CardioGenesis Corporation's Form S-8, (File No. 333-35095, dated September 8, 1997).

 *  Previously filed.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CARDIOGENESIS CORPORATION
                                         Registrant

Date: July 13, 2001                      By: /s/ Michael J. Quinn
                                             -----------------------------------
                                             Michael J. Quinn
                                             Chief Executive Officer, President,
                                             Chairman of the Board and Director
                                             (Principal Executive Officer)

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

            SIGNATURE                                   TITLE                           DATE
            ---------                                   -----                           ----
      /s/ MICHAEL J. QUINN                Chief Executive Officer, President,       July 13, 2001
-----------------------------------       Chairman of the Board and Director
          Michael J. Quinn                 (Principal Executive Officer)

     /s/ J. STEPHEN WILKINS                     Chief Financial Officer             July 13, 2001
-----------------------------------       (Principal Accounting and Financial
        J. Stephen Wilkins                              Officer)

               *                                        Director                    July 13, 2001
-----------------------------------
      Alan L. Kaganov, Sc.D.

               *                                        Director                    July 13, 2001
-----------------------------------
          Jack M. Gill

               *                                        Director                    July 13, 2001
-----------------------------------
       Robert L. Mortensen

               *                                        Director                    July 13, 2001
-----------------------------------
        Robert C. Strauss


*  BY:/s/ Michael J. Quinn                          Attorney-in-Fact
      -----------------------------
      Michael J. Quinn
      President and Chief Executive Officer


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



PricewaterhouseCoopers LLP
San Jose, California
January 26, 2001, except Note 18
as to which the date is April 16, 2001

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

ASSETS                                                                  2000       1999
                                                                     ---------   --------
Current assets:
 Cash and cash equivalents........................................   $  3,357    $  5,566
 Marketable securities............................................         --       3,227
 Accounts receivable, net of allowance for doubtful accounts of
   $353 and $1,079 at December 31, 2000 and 1999, respectively....      3,654       8,119
 Inventories, net of reserve of $2,180 and $1,998 at December 31,
   2000 and 1999, respectively....................................      5,400       6,983
 Prepaids and other current assets................................        837         767
                                                                     --------    --------
 Total current assets.............................................     13,248      24,662
Property and equipment, net.......................................      1,048       1,220
Long-term marketable securities...................................         --       4,520
Accounts receivable over one year, net of allowance for doubtful accounts of $443 and $797, at December 31, 2000 and 1999,
   respectively...................................................        119       1,125
Other assets......................................................      2,550       2,492
                                                                     --------    --------
 Total assets.....................................................   $ 16,965    $ 34,019
                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................................   $    689    $  1,819
 Accrued liabilities..............................................      5,789       9,557
 Customer deposits................................................        186         145
 Deferred revenue.................................................      1,310       1,720
 Note payable.....................................................         86          --
 Current portion of capital lease obligation......................         26          26
 Current portion of long-term liabilities.........................        500       1,364
                                                                     --------    --------
 Total current liabilities........................................      8,586      14,631
Capital lease obligation, less current portion....................         66          90
Long-term liabilities, less current portion.......................        339         725
                                                                     --------    --------
 Total liabilities................................................      8,991      15,446
                                                                     --------    --------
Commitments and contingencies (Note 11)
Shareholders' equity:
 Preferred stock: no par value; 6,600 shares authorized; none
    issued and outstanding;.......................................         --          --
 Common stock: no par value; 50,000 shares authorized; 30,836 and
    29,437 shares issued and outstanding at December 31, 2000 and
    1999, respectively............................................    161,938     158,338
 Deferred compensation............................................        (66)       (466)
 Accumulated other comprehensive loss.............................        (65)        (75)
 Accumulated deficit..............................................   (153,833)   (139,224)
                                                                     --------    --------
 Total shareholders' equity.......................................      7,974      18,573
                                                                     --------    --------
 Total liabilities and shareholders' equity.......................   $ 16,965    $ 34,019
                                                                     ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             2000       1999      1998
                                                           --------   --------  --------
Net revenues............................................   $ 22,210   $ 25,324  $ 15,080
Cost of revenues(1).....................................     10,055     13,246     7,868
                                                           --------   --------  --------
 Gross profit...........................................     12,155     12,078     7,212
                                                           --------   --------  --------
Operating expenses:
 Research and development...............................      5,065     11,353    29,861
 Sales and marketing....................................     15,349     16,553    17,663
 General and administrative.............................      6,660      8,028    10,821
 Merger-related costs...................................         --      5,214        --
                                                           --------   --------  --------
 Total operating expenses...............................     27,074     41,148    58,345
                                                           --------   --------  --------
 Operating loss.........................................    (14,919)   (29,070)  (51,133)
Interest expense........................................        (32)       (64)      (88)
Interest and other income...............................        400        801     3,454
Equity in net loss of investee..........................        (58)        --        --
                                                           --------   --------  --------
 Net loss...............................................    (14,609)   (28,333)  (47,767)
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during period         44       (145)       38
 Less: reclassification adjustment for gains included in
net
 Income.................................................         --         (5)      (50)
 Foreign currency translation adjustment................        (34)        26         3
                                                           --------   --------  --------
 Other comprehensive income (loss)......................         10       (124)       (9)
                                                           --------   --------  --------
 Comprehensive loss.....................................   $(14,599)  $(28,457) $(47,776)
                                                           ========   ========  ========
Net loss per share:
 Basic and diluted......................................   $  (0.48)  $  (0.99) $  (1.77)
                                                           ========   ========  ========
 Weighted average shares outstanding....................     30,166     28,629    27,000
                                                           ========    =======   =======

(1) Fiscal year 1999 includes $2,523 of inventory write-offs and a laser upgrade program resulting from the merger - Note 3


              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                             COMMON STOCK                       COMPREHENSIVE
                                        ---------------------       DEFERRED        INCOME      ACCUMULATED
                                        SHARES(#)      AMOUNT     COMPENSATION      (LOSS)        DEFICIT         TOTAL
                                        ---------      ------     ------------  --------------  -----------       -----
Balances, December 31, 1997 ......        26,511     $ 146,288     $    (848)     $      58      $ (63,124)     $  82,374
 Issuance of common stock
  pursuant to exercise of options            650         1,496            --             --             --          1,496
 Issuance of common stock
  pursuant to exercise of warrants           305           725            --             --             --            725
 Deferred stock compensation .....            --           438          (438)            --             --             --
 Amortization of deferred
  compensation ...................            --            --           457             --             --            457
 Net change in unrealized gain on
  marketable securities ..........            --            --            --            (12)            --            (12)
 Foreign currency translation
  adjustment .....................            --            --            --              3             --              3
 Net loss ........................            --            --            --             --        (47,767)       (47,767)
                                       ---------     ---------     ---------      ---------      ---------      ---------
Balances, December 31, 1998 ......        27,466       148,947          (829)            49       (110,891)        37,276
 Issuance of common stock
  pursuant to exercise of options          1,522         7,747            --             --             --          7,747
 Issuance of common stock
  pursuant to exercise of warrants           449           833            --             --             --            833
 Deferred stock compensation .....            --           811          (811)            --             --             --
 Amortization of deferred
  compensation ...................            --            --         1,174             --             --          1,174
 Net change in unrealized gain on
  marketable securities ..........            --            --            --           (150)            --           (150)
 Foreign currency translation
  adjustment .....................            --            --            --             26             --             26
 Net loss ........................            --            --            --             --        (28,333)       (28,333)
                                       ---------     ---------     ---------      ---------      ---------      ---------
Balances, December 31, 1999 ......        29,437       158,338          (466)           (75)      (139,224)        18,573
 Issuance of common stock
  pursuant to exercise of options            640         1,064            --             --             --          1,064
 Issuance of common stock
  pursuant to stock purchase
  under the Employee Stock
  Purchase Plan ..................           204           388            --             --             --            388
 Issuance of common stock in a
  private replacement ............           526         1,873            --             --             --          1,873
 Issuance of common stock in lieu
  of payment for services ........            29            44            --             --             --             44
 Deferred stock compensation .....            --           231          (231)            --             --             --
 Amortization of deferred
  compensation ...................            --            --           631             --             --            631
 Net change in unrealized gain on
  marketable securities ..........            --            --            --             44             --             44
 Foreign currency translation
  adjustment .....................            --            --            --            (34)            --            (34)
 Net loss ........................            --            --            --             --        (14,609)       (14,609)
                                       ---------     ---------     ---------      ---------      ---------      ---------
Balances, December 31, 2000 ......        30,836     $ 161,938     $     (66)     $     (65)     $(153,833)     $   7,974
                                       =========     =========     =========      =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                             2000          1999          1998
                                                                           --------      --------      --------
Cash flows from operating activities:
 Net loss ............................................................     $(14,609)     $(28,333)     $(47,767)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization .......................................          933         1,453           908
 Loss/(gain) from investment in MicroHeart Holdings, Inc. ............           58            --          (400)
 Provision for doubtful accounts .....................................          620         1,377         1,017
 Inventory reserves ..................................................        1,788         1,782            68
 Amortization of deferred compensation ...............................          631         1,174           457
 Amortization of license fees ........................................          194           195            --
 Loss on disposal of property and equipment ..........................           --           317            --
 Issuance of stock to private company in lieu of payment for services            44            --            --
 Changes in operating assets and liabilities:
 Accounts receivable -- short term ...................................        3,756           551        (4,548)
 Inventories .........................................................         (694)          799        (4,167)
 Prepaids and other current assets ...................................          (70)        1,195          (229)
 Other assets ........................................................           --            24            --
 Accounts receivable -- long term ....................................        1,096            51        (1,963)
 Accounts payable ....................................................       (1,130)          230          (601)
 Accrued liabilities .................................................       (3,768)       (1,907)        5,595
 Current portion of long term liabilities ............................         (375)           --            --
 Long term liabilities ...............................................         (386)         (687)           --
 Customer deposits ...................................................           41          (111)          185
 Deferred revenue ....................................................         (410)         (425)        1,995
                                                                           --------      --------      --------
 Net cash used in operating activities ...............................      (12,281)      (22,315)      (49,450)
                                                                           --------      --------      --------

Cash flows from investing activities:
 Purchase of marketable securities ...................................       (3,317)      (44,702)      (45,067)
 Maturities of marketable securities .................................       11,108        61,473        73,646
 Acquisition of property and equipment ...............................         (762)         (637)         (173)
 Exercise of warrants in Microheart Holdings, Inc. ...................         (310)           --            --
                                                                           --------      --------      --------
 Net cash provided by investing activities ...........................        6,719        16,134        28,406
                                                                           --------      --------      --------

Cash flows from financing activities:
 Net proceeds from issuance of common stock from exercise of options
   and warrants ......................................................        1,452         8,580         2,221
 Net proceeds from sale of common stock ..............................        1,873            --            --
 Proceeds from short term borrowings .................................           86            --            71
 Repayment of note payable ...........................................           --          (111)       (1,000)
 Repayments of capital lease obligations .............................          (24)          (21)          (22)
                                                                           --------      --------      --------
 Net cash provided by financing activities ...........................        3,387         8,448         1,270
 Effects of exchange rate changes on cash and cash equivalents .......          (34)           26             3
                                                                           --------      --------      --------
 Net increase (decrease) in cash and cash equivalents ................       (2,209)        2,293       (19,771)
Cash and cash equivalents at beginning of year .......................        5,566         3,273        23,044
                                                                           --------      --------      --------
Cash and cash equivalents at end of year .............................     $  3,357      $  5,566      $  3,273
                                                                           ========      ========      ========

Supplemental schedule of cash flow information:
 Interest paid .......................................................     $     32      $     64      $     87
                                                                           ========      ========      ========
 Taxes paid ..........................................................     $    153      $    112      $     --
                                                                           ========      ========      ========

Supplemental schedule of noncash investing and financing activities:
 Change in unrealized gain (loss) on marketable securities ...........     $     44      $   (150)     $    (12)
                                                                           ========      ========      ========
 Investment in MicroHeart Holdings, Inc. .............................     $     --      $     --      $    400
                                                                           ========      ========      ========
 Deferred compensation ...............................................     $    231      $    811      $    438
                                                                           ========      ========      ========
 Acquisition of equipment under capital leases .......................     $     --      $     --      $    138
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

        A reconciliation of the numerator and denominator of basic and diluted EPS is as follows (in thousands, except per share amounts):

                                                  YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              2000         1999         1998
                                            --------     --------     --------
Numerator -- Basic and Diluted EPS
 Net Loss..............................     $(14,609)    $(28,333)    $(47,767)
                                            ========     ========     ========
Denominator -- Basic and Diluted EPS
 Weighted average shares outstanding...       30,166       28,629       27,000
                                            ========     ========     ========
Basic and diluted EPS..................     $  (0.48)    $  (0.99)    $  (1.77)
                                            ========     ========     ========

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

        The inventory and upgrade program write-off of $2,523,000 consisted of three primary components. The first includes inventory for domestic product that was written-off in full at the time of the merger since the CardioGenesis laser platform was not approved by the FDA and thus abandoned in favor of the FDA approved Eclipse TMR2000 laser platform. Approximately, $350,000 was written-off for CardioGenesis lasers on loan in the United States in addition to $600,000 of raw materials inventory components used for domestic laser assembly. CardioGenesis' relationship with their laser vendor was terminated at the time of the merger, so any

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

raw material remaining could not be returned or utilized to build additional lasers. The second type of inventory that was written-off in full at the time of the merger was approximately $400,000 of Eclipse laser parts for lasers in clinical trials abandoned in favor of future CardioGenesis products. Lastly, $1,100,000 of the write-off was the result of an upgrade program where Eclipse would replace lasers made obsolete by the decision to abandon certain platforms to customers who previously paid for their system. This amount was accrued over the course of 1999 as these systems were identified, and later applied to the cost of the laser when the upgrade was shipped out to the customer.

        As a result of the merger, various assets were determined to no longer have recognizable value and were written off completely. Of the lasers used internally at CardioGenesis, $118,000 were no longer useful post merger given the decision to make the Eclipse TMR2000 laser system the platform of choice. We recorded $118,000 of loss on disposal of assets and classified the expense as merger-related cost. Of the remaining asset value for all leasehold improvements to CardioGenesis' Oakmead facility, $117,0000 was also written off, as that facility was vacated at the time of the merger. Lastly, the two companies utilized different manufacturing and accounting software prior to the merger, so the $35,000 remaining net value of the software used by CardioGenesis prior to the merger was written off, in full as it was no longer going to be utilized. We recorded $35,000 of loss on disposal of the manufacturing and accounting software and classified the expense as merger-related cost.

        The following table summarizes the merger-related costs (in thousands).

DESCRIPTION                                         AMOUNT
-----------                                         -------
Financial advisory and legal fees .............     $ 2,528
Personnel severance ...........................       1,190
Terminated relationships/contracts ............         910
Other costs including fixed asset and inventory
 write-offs ...................................       3,109
                                                    -------
Subtotal ......................................     $ 7,737
Less: Amount included in cost of revenues .....      (2,523)
                                                    -------
Total .........................................     $ 5,214
                                                    =======

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

        The following table summarizes the Company's merger related reserve balances (in thousands):

Merger-related costs ......................     $ 7,737
 Non-cash charges .........................      (2,060)
 Cash payments ............................      (5,407)
                                                -------
Merger reserve balance at December 31, 2000     $   270
                                                =======

        The merger reserve balance is included in accrued liabilities.

        The following table summarizes the combined operating results of Eclipse and CardioGenesis as if the merger had occurred at the beginning of the periods presented:

                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                   -----------------------
                                                     1998          1997
                                                   --------      ---------
Revenue:
 Eclipse previously reported .................     $ 12,002      $  5,499
 CardioGenesis ...............................     $  3,078      $  7,559
 Restated Revenue ............................     $ 15,080      $ 13,058
Net loss:
 Eclipse previously reported .................     $(20,354)     $(18,247)
 CardioGenesis ...............................     $(27,413)     $(17,971)
 Restated net loss ...........................     $(47,767)     $(36,218)
Basic and diluted net loss per share:
 Eclipse previously reported .................     $  (1.18)     $  (1.11)
 CardioGenesis ...............................     $  (2.80)     $  (1.49)
 Restated basic and diluted net loss per share     $  (1.77)     $  (1.39)

        The earnings per common share are based on the sum of historical average common shares outstanding, as reported by Eclipse, and the historical average common shares outstanding for CardioGenesis (adjusted for the exchange ratio).

        The following table summarizes the fiscal year 1999 revenues and net income of Eclipse and CardioGenesis through 3/31/99:

                                               QUARTER ENDED
                                               MARCH 31, 1999
                                               --------------
CardioGenesis:
 Revenues....................................     $   675
 Net Income..................................     $(8,317)

Eclipse:
 Revenues....................................     $ 3,799
 Net Income..................................     $(6,849)

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

        The following table summarizes the Company's merger related reserve balances (in thousands):

          Merger Related Cost (for the twelve month period
              ended December 31, 1999)                                $ 8,278
          Less:
             Change in estimate.................................          541
             Non-cash charges...................................        2,060
             Cash payments......................................        5,163
                                                                      -------
          Merger Reserve balance at December 31, 1999                 $   514
          Less:
               Cash payments....................................          244
                                                                      -------
          Merger Reserve balance at December 31, 2000                 $   270
                                                                      =======


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

6. INVENTORIES:

        Inventories consist of the following (in thousands):

                           DECEMBER 31,
                        -----------------
                         2000       1999
                        ------     ------
Raw materials .....     $2,045     $3,074
Work in process ...        715        624
Finished goods ....      2,640      3,285
                        ------     ------
                        $5,400     $6,983
                        ======     ======

7. PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following (in thousands):

                                                       DECEMBER 31,
                                                   --------------------
                                                     2000         1999
                                                   -------      -------
Computers and equipment ......................     $ 2,508      $ 2,262
Manufacturing and demonstration equipment ....       2,216        2,119
Assets in progress ...........................         183            6
Leasehold improvements .......................         198          242
                                                   -------      -------
                                                     5,105        4,627
Less accumulated depreciation and amortization      (4,057)      (3,407)
                                                   -------      -------
                                                   $ 1,048      $ 1,220
                                                   =======      =======

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

        Eclipse leases certain equipment under a capital lease which expires in December 2003. Accordingly, capitalized costs of $138,000, net of accumulated amortization of $57,000, are included in computers and equipment at December 31, 2000.

8. ACCRUED LIABILITIES:

        Accrued liabilities consists of the following (in thousands):

                                                    DECEMBER 31,
                                                  -----------------
                                                   2000       1999
                                                  ------     ------
Accrued research support ....................     $2,356     $2,918
Accrued accounts payable and related expenses      1,256        354
Accrued merger expenses .....................        270        514
Accrued withholdings on exercised options ...         74      2,031
Accrued salaries and related expenses .......        472      1,206
Accrued commissions .........................        235        468
Accrued consulting fees and related expenses          43         40
Accrued warranty ............................        158        225
Accrued legal expense .......................         30        262
Accrued other ...............................        895      1,539
                                                  ------     ------
                                                  $5,789     $9,557
                                                  ======     ======

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

Year Ending December 31,
2001.....................................   $ 500
2002.....................................     375
                                            -----
                                              875
Less: Amount representing interest.......     (36)
Present value of long-term liabilities...     839
Less: Current portion....................    (500)
                                            -----
Long-term portion........................   $ 339
                                            =====

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

11. COMMITMENTS AND CONTINGENCIES:

        Eclipse has entered into three operating leases for office facilities with terms extending through September 2002. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,
2001.....................................   $  991
2002.....................................      715
                                            ------
                                            $1,706
                                            ======

        Rent expense was approximately $950,000, $1,089,000 and $883,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

        At December 31, 2000 the Company held a capital lease which bears interest at 6.8% and expires in December 2003. Future minimum lease payments under this capital lease are as follows (in thousands):

Year Ending December 31,
2001 .....................................     $ 32
2002 .....................................       32
2003 .....................................       32
                                               ----
Total minimum lease payments .............       96
Less: Amount representing interest .......       (4)
                                               ----
Present value of capital lease obligations       92
Less: Current portion ....................      (26)
                                               ----
Long-term portion of capital lease
  obligations ............................     $ 66
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

12. SHAREHOLDERS' EQUITY:

    Warrants:

        At December 31, 2000, there were no warrants outstanding. During the years ended December 31, 2000, 1999 and 1998, none, 448,799, and 304,715 warrants were exercised, respectively, generating proceeds of approximately none, $833,000, and $725,000 respectively.

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

                                                       DECEMBER 31,
                                              -------------------------------
                                                2000       1999        1998
                                              --------   --------    --------
Net loss as reported........................  $(14,609)  $(28,333)   $(47,767)
Pro forma net loss..........................  $(17,993)  $(32,362)   $(51,213)
Basic and diluted net loss per share as
reported....................................  $  (0.48)  $  (0.99)   $  (1.77)
Pro forma basic and diluted net loss per
share.......................................  $  (0.60)  $  (1.13)   $  (1.90)

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

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                                                           DECEMBER 31,
                                                    ---------------------------
                                                     2000       1999     1998
                                                    -------   -------   -------
Expected life of option.........................    7 years   7 years   7 years
Risk-free interest rate.........................      5.85%     5.00%     4.86%
Expected dividends..............................       --        --        --
Expected volatility.............................      165%      100%       97%

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

                                                           DECEMBER 31,
                                                  -----------------------------
                                                    2000      1999       1998
                                                  --------  --------   --------
Expected life................................     .5 years  .5 years   .5 years
Risk-free interest rate......................       5.85%     5.00%      4.62%
Expected dividends...........................        --        --         --
Expected volatility..........................       100%      100%        95%

        Option activity under the Stock Option Plan and the Directors Stock Option Plan is as follows (in thousands, except per share amounts):

                                                       OUTSTANDING OPTIONS
                                                  -----------------------------
                                SHARES AVAILABLE    NUMBER     WEIGHTED AVERAGE
                                    FOR GRANT     OF SHARES(#)  PRICE PER SHARE
                                ----------------  -----------  ----------------
Balance, January 1, 1998.......       1,792          4,576          $4.37
 Additional shares reserved....         320             --             --
 Options granted...............      (1,243)         1,243           6.89
 Options canceled..............         702           (612)          8.20
 Options exercised.............          --           (650)          1.37
                                    -------        -------
Balance, December 31, 1998.....       1,571          4,557           4.86
 Additional shares reserved....       1,225             --             --
 Options granted...............      (1,494)         1,494           7.75
 Options canceled..............         222           (222)          8.11
 Options exercised.............          --         (1,447)          5.11
                                    -------        -------
Balance, December 31, 1999.....       1,524          4,382           5.35
 CardioGenesis Stock Plan              (539)            --             --
reserves.......................
 Options granted...............      (1,554)         1,554           1.17
 Options canceled..............       1,019         (1,019)          7.36
 Options exercised.............          --           (640)          1.66
                                    -------        -------
Balance, December 31, 2000.....         450          4,277          $4.99
                                    =======        =======


                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

        The following table summarizes information about the Company's stock options outstanding and exercisable under the Stock Option Plan and the Director's Stock Option Plan at December 31, 2000:

                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  ----------------------------------------------------  ---------------------------------
                                 WEIGHTED AVERAGE
                                    REMAINING
                     NUMBER      CONTRACTUAL LIFE     WEIGHTED AVERAGE     NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING(#)    (IN YEARS)         EXERCISE PRICE   EXERCISABLE(#)   EXERCISE PRICE
---------------   ------------- ------------------    ----------------  --------------  -----------------
                 (IN THOUSANDS)                                      (IN THOUSANDS)
  $0.15-$ 0.30         88               3.62               $ 0.22             88           $ 0.22
  $1.38-$ 1.44        583               6.98                 0.92            202             0.46
  $1.67-$ 1.67        530               4.87                 1.67            530             1.67
  $1.69-$ 2.29        824               7.50                 1.99            121             1.99
  $3.36-$ 5.88        348               8.22                 3.80            203             3.90
  $6.06-$ 6.94        967               7.93                 6.48            635             6.51
  $7.00-$ 8.74        550               7.51                 8.33            371             8.28
  $9.06-$15.94        389               6.52                10.17            326            10.02
                    -----                                                  -----
                    4,277               6.98               $ 4.99          2,477           $ 5.25
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

14. SEGMENT DISCLOSURES

        The Company operates in the cardiovascular medical device segment. The principal markets for the Company's products are in the United States of America. International sales were in Europe and amounted to $2.2 million, $3.5 million and $3.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The international sales represent 10%, 14% and 24% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. The international sales are denominated in US dollars.

15. INTEREST AND OTHER INCOME:

        Interest and other income consists of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                2000       1999       1998
                                               ------     ------     ------
Interest and other income ................     $  400     $  796     $3,004
Gain on investment in MicroHeart
    Holdings, Inc. .......................         --         --        400

Gain on sale of marketable securities ....         --          5         50
                                               ------     ------     ------
                                               $  400     $  801     $3,454
                                               ======     ======     ======

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

16. INCOME TAXES:

        Significant components of Eclipse's deferred tax assets are as follows (in thousands):

                                                     DECEMBER 31
                                               ----------------------
                                                 2000          1999
                                               --------      --------
Net operating losses .....................     $ 50,734      $ 43,914
Research and development and other credits        3,697         4,284
Capitalized research and development .....          806         1,858
Reserves .................................        2,038         2,705
Accrued liabilities ......................        1,118         2,116
Depreciation .............................          259           402
Other ....................................          763         1,018
                                               --------      --------
Net deferred tax asset ...................       59,415        56,297
Less valuation allowance .................      (59,415)      (56,297)
                                               --------      --------
Net deferred tax assets ..................     $     --      $     --
                                               ========      ========

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

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT
                                        BEGINNING                                 BALANCE AT
                                        OF PERIOD    ADDITIONS(1)  DEDUCTIONS(2) END OF PERIOD
                                        ---------    ------------  ------------- -------------
Allowance for doubtful accounts:
Year ended December 31, 1998
Allowance for doubtful accounts         $ 1,727        $ 1,017        $    75        $ 2,669
Year ended December 31, 1999
Allowance for doubtful accounts         $ 2,669        $ 1,377        $ 2,170        $ 1,876
Year ended December 31, 2000
Allowance for doubtful accounts         $ 1,876        $   620        $ 1,700        $   796

Inventory reserve:
Year ended December 31, 1998
Inventory reserve ..............        $   432        $    68        $    97        $   403
Year ended December 31, 1999
Inventory reserve ..............        $   403        $ 1,782        $   187        $ 1,998
Year ended December 31, 2000
Inventory reserve ..............        $ 1,998        $   673        $   491        $ 2,180

Warranty reserve:
Year ended December 31, 1998
Warranty reserve ...............        $    78        $   100        $    --        $   178
Year ended December 31, 1999
Warranty reserve ...............        $   178        $   114        $    67        $   225
Year ended December 31, 2000
Warranty reserve ...............        $   225        $    95        $   162        $   158

Valuation allowance:
Year ended December 31, 1998
Valuation allowance ............        $27,391        $19,342        $    --        $46,733
Year ended December 31, 1999
Valuation allowance ............        $46,733        $ 9,564        $    --        $56,297
Year ended December 31, 2000
Valuation allowance ............        $56,297        $ 3,118        $    --        $59,415

-----------------
(1) Charged to costs and expenses.
(2) Amounts written off against the reserve.


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE YEAR ENDED DECEMBER 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.