Form 10-Q/A
period 2001-03-31
CARDIOGENESIS CORP /CA
filed 2001-07-13
CIK 863680

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-Q

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

                            26632 TOWNE CENTER DRIVE
                                    SUITE 320
                        FOOTHILL RANCH, CALIFORNIA 92610
                    (Address of principal executive offices)

                                 (714) 649-5000
              (Registrant's telephone number, including area code)

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

                            CARDIOGENESIS CORPORATION
                                TABLE OF CONTENTS


                                     PART 1
                              FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
Item 1.     Financial Statements (unaudited):

            a.   Consolidated Balance Sheets
                   as of  March 31, 2001 and December 31, 2000.................................        1

            b.   Consolidated Statements of Operations & Comprehensive Loss
                    for the three months ended March 31, 2001 and 2000.........................        2

            c.   Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2001 and 2000.........................        3

            d.   Notes to  Consolidated Financial Statements...................................        4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.................................................................        5

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................       20

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings..................................................................       20

Item 6.     Exhibits and Reports on Form 8-K...................................................       20


            Signatures.........................................................................       21

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                    MARCH 31,   DECEMBER 31,
                                                                                                      2001          2000
                                                                                                    ---------   ------------
                                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents ....................................................................    $   3,142     $   3,357
  Accounts receivable, net of allowance for doubtful accounts of $443 and $353 at March 31,
      2001 and December 31, 2000, respectively .................................................        2,376         3,654
  Inventories, net of reserve of $2,024 and $,2,113 at March 31, 2001 and December 31, 2000,
      respectively .............................................................................        5,007         5,400
  Prepaids and other current assets ............................................................          409           837
                                                                                                    ---------     ---------
          Total current assets .................................................................       10,934        13,248
Property and equipment, net ....................................................................          966         1,048
Accounts receivable over one year, net of allowance for doubtful accounts of $443 and
     $443 at March 31, 2001 and December 31, 2000, respectively ................................           50           119
Other assets ...................................................................................        2,145         2,550
                                                                                                    ---------     ---------
          Total assets .........................................................................    $  14,095     $  16,965
                                                                                                    =========     =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................................    $     423     $     689
  Accrued liabilities ..........................................................................        4,980         5,789
  Customer deposits ............................................................................          186           186
  Deferred revenue .............................................................................        1,154         1,310
  Note payable .................................................................................                         86
  Current portion of capital lease obligation ..................................................           26            26
  Current portion of long-term liabilities .....................................................          500           500
                                                                                                    ---------     ---------
          Total current liabilities ............................................................        7,269         8,586
Capital lease obligation, less current portion .................................................           60            66
Long-term liabilities, less current portion ....................................................          224           339
                                                                                                    ---------     ---------
          Total liabilities ....................................................................        7,553         8,991
                                                                                                    ---------     ---------
Shareholders' equity:
  Preferred stock:
     no par value; 6,600 shares authorized; none issued and outstanding ........................           --            --
  Common stock:
     no par value; 50,000 shares authorized; 31,696 and 30,836 shares issued and
     outstanding at March 31, 2001 and December 31, 2000, respectively .........................      162,958       161,938
  Deferred compensation ........................................................................          (57)          (66)
  Accumulated other comprehensive loss .........................................................          (89)          (65)
  Accumulated deficit ..........................................................................     (156,270)     (153,833)
                                                                                                    ---------     ---------
          Total shareholders' equity ...........................................................        6,542         7,974
                                                                                                    ---------     ---------
          Total liabilities and shareholders' equity ...........................................    $  14,095     $  16,965
                                                                                                    =========     =========


        The accompanying notes are an integral part of these consolidated financial statements

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  -----------------------
                                                                                    2001           2000
                                                                                  --------       --------
Net revenues ...............................................................      $  3,111       $  5,677
Cost of revenues ...........................................................         1,535          2,332
                                                                                  --------       --------
          Gross profit .....................................................         1,576          3,345
                                                                                  --------       --------
Operating expenses:
  Research and development .................................................           543          1,786
  Sales and marketing ......................................................         1,952          4,549
  General and administrative ...............................................         1,186          1,556
                                                                                  --------       --------
          Total operating expenses .........................................         3,681          7,891
                                                                                  --------       --------
          Operating loss ...................................................        (2,105)        (4,546)
Interest expense ...........................................................            (5)           (10)
Interest income ............................................................            30            117
Equity in  net loss of investee ............................................          (357)            --
                                                                                  --------       --------
          Net loss .........................................................        (2,437)        (4,439)
Other comprehensive income (loss), net of tax:
  Unrealized gains on securities:
     Unrealized holding gains (losses) arising during period ...............             3             --
     Less: reclassification adjustment for gains included in net income ....            --             (3)
       Foreign currency translation adjustment .............................           (27)            --
                                                                                  --------       --------
       Other comprehensive income (loss) ...................................           (24)            (3)
                                                                                  --------       --------
          Comprehensive loss ...............................................      $ (2,461)      $ (4,442)
                                                                                  ========       ========
Net loss per share:
  Basic and diluted ........................................................      $  (0.08)      $  (0.15)
                                                                                  ========       ========
  Weighted average shares outstanding ......................................        30,837         29,664
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

       In May 2001, we entered into a facility lease for an office facility with terms extending through May 2006. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,
2001..................................................        $   123
2002..................................................            492
2003..................................................            492
2004..................................................            492
2005..................................................            492
2006..................................................            205
                                                              -------
                                                              $ 2,296
                                                              =======


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

       We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval ("PMA") application in December of 1999 along with subsequent amendments. As discussed below under the caption "Material Event," the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. However, we will continue to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from the agency.

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

MATERIAL EVENT

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

Non-Operating Expenses

       Equity in net loss of investee of $357,000 in the quarter ended March 31, 2001 represents our share of the net loss of MicroHeart Holdings Inc. On November 15th 2000, we exercised warrants to increase our ownership of MicroHeart to 32.1%. This non-cash expense did not exist in the quarter ended March 31, 2000.

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

       We have incurred significant losses for the last several years and at March 31, 2001 have an accumulated deficit of $156,270,000. The accompanying financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain other products under clinical trials. We also plan to continue our cost containment efforts that are focused both on reducing cost of revenues and on bringing operating expenses in line with revenues. In order to reduce our cost of revenues, we have focused our efforts on the following activities: (i) downsizing the manufacturing work force to levels consistent with current production activity; (ii) simplifying and improving manufacturing procedures; and (iii) reducing the number of products offered for sale worldwide. In order to reduce operating expenses, we have focused our efforts on reducing headcount in functions that are not essential to critical activities.

       Currently, a priority of the company is to achieve break-even followed by profitability within a relatively short span of time. In many respects, our actions have been guided by this imperative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon critical activities. Production activities or operating expenses that are nonessential to our core operations have been or are in the process of being eliminated.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." FIN 44 provides updated accounting guidance regarding implementing and interpreting APB 25, and should be applied on a prospective basis from July 1, 2000. The Company's adoption of this pronouncement had no impact on the Company's financial position or results of operations.

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

Assets

       Cash and cash equivalents............      $3,142
       Average interest rate................        4.0%


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no pending legal proceedings against us other than ordinary litigation incidental to our business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on our business or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits required to be filed by Item 601 of Regulation S-K: None

       b)     Reports on Form 8-K
              No reports on Form 8-K were filed by CardioGenesis during the three-month period ended March 31, 2001.

                            CARDIOGENESIS CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARDIOGENESIS CORPORATION
                                    Registrant




Date:   July 13, 2001               /s/ Michael J. Quinn
                                    --------------------
                                    Michael J. Quinn
                                    Chief Executive Officer, President and
                                    Chairman of the Board
                                    (Principal Executive Officer)



Date:   July 13, 2001               /s/ J. Stephen Wilkins
                                    ----------------------
                                    J. Stephen Wilkins
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)