Form 10-Q
period 2001-06-30
CARDIOGENESIS CORP /CA
filed 2001-08-14
CIK 863680

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                         Commission file number 0-28288

                              --------------------

                            CARDIOGENESIS CORPORATION
             (Exact name of Registrant as specified in its charter)

                             ----------------------

             CALIFORNIA                          77-0223740
      (State of incorporation)                (I.R.S. Employer
                                           Identification Number)

                       26632 TOWNE CENTRE DRIVE, SUITE 320
                            FOOTHILL RANCH, CA 92610
                    (Address of principal executive offices)

                                 (714) 649-5000
              (Registrant's telephone number, including area code)

                       ECLIPSE SURGICAL TECHNOLOGIES, INC.
                      1049 KIEL COURT, SUNNYVALE, CA 94089
                  (Registrant's Former Name and Former Address)


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


                 34,209,065 shares of Common Stock, no par value
                               As of July 31, 2001


================================================================================

                            CARDIOGENESIS CORPORATION
                                TABLE OF CONTENTS

                                     PART 1
                              FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.  Consolidated Financial Statements (unaudited):

         a.   Consolidated Balance Sheets
              as of June 30, 2001 and December 31, 2000..........................      1

         b.   Consolidated Statements of Operations & Comprehensive Loss
              for the three and six months ended June 30, 2001 and 2000..........      2

         c.   Consolidated Statements of Cash Flows
              for the six months ended June 30, 2001 and 2000....................      3

         d.   Notes to Consolidated Financial Statements.........................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...........................................................      6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............     22

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................     22

Item 4.  Submission of Matters to a Vote of Security Holders.....................     22

Item 6.  Exhibits and Reports on Form 8-K........................................     23

         Signatures..............................................................     24

                            CARDIOGENESIS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                                 JUNE 30,         DECEMBER 31,
                                                                                                   2001              2000
                                                                                                 ---------        ------------
                                                                                                (unaudited)

Current assets:
    Cash and cash equivalents ...........................................................        $   3,346         $   3,357
    Accounts receivable, net of allowance for doubtful accounts of $557 and
      $353 at June 30, 2001 and December 31, 2000, respectively .........................            3,048             3,654
    Inventories, net of reserves of $1,518 and $2,180 at June 30, 2001 and
      December 31, 2000, respectively ...................................................            4,603             5,400
    Prepaids and other current assets ...................................................            1,179               837
                                                                                                 ---------         ---------
            Total current assets ........................................................           12,176            13,248
  Property and equipment, net ...........................................................              821             1,048
  Accounts receivable over one year, net of allowance for doubtful accounts of
    $0 and $443 at June 30, 2001 and December 31, 2000,  respectively ...................              257               119
  Other assets ..........................................................................            1,801             2,550
                                                                                                 ---------         ---------
            Total assets ................................................................        $  15,055         $  16,965
                                                                                                 =========         =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................................        $     580         $     689
  Accrued liabilities ...................................................................            5,689             5,789
  Customer deposits .....................................................................              186               186
  Deferred revenue ......................................................................            1,061             1,310
  Note payable ..........................................................................              391                86
  Current portion of capital lease obligation ...........................................               26                26
  Current portion of long-term liabilities ..............................................              500               500
                                                                                                 ---------         ---------
          Total current liabilities .....................................................            8,433             8,586
Capital lease obligation, less current portion ..........................................               52                66
Long-term liabilities, less current portion .............................................              108               339
                                                                                                 ---------         ---------
          Total liabilities .............................................................            8,593             8,991
                                                                                                 ---------         ---------
Shareholders' equity:
  Common stock:
     No par value; 50,000,000 shares authorized; 34,209,000 and 30,836,000 shares
       issued and outstanding at June 30, 2001 and December 31, 2000, respectively ......          165,752           161,938
  Deferred compensation .................................................................              (21)              (66)
  Accumulated other comprehensive loss ..................................................              (32)              (65)
  Accumulated deficit ...................................................................         (159,237)         (153,833)
                                                                                                 ---------         ---------
          Total shareholders' equity ....................................................            6,462             7,974
                                                                                                 ---------         ---------
          Total liabilities and shareholders' equity ....................................        $  15,055         $  16,965
                                                                                                 =========         =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CARDIOGENESIS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                    -------------------------         -------------------------
                                                                      2001             2000             2001             2000
                                                                    --------         --------         --------         --------

Net revenues ...............................................        $  4,030         $  6,608         $  7,141         $ 12,285
Cost of revenues ...........................................           1,583            2,698            3,118            5,029
                                                                    --------         --------         --------         --------
          Gross profit .....................................           2,447            3,910            4,023            7,256
                                                                    --------         --------         --------         --------
Operating expenses:
  Research and development .................................             706            1,308            1,249            3,095
  Sales and marketing ......................................           2,396            4,345            4,348            8,894
  General and administrative ...............................           1,360            1,655            2,546            3,211
  Restructuring costs ......................................             690               --              690               --
                                                                    --------         --------         --------         --------
          Total operating expenses .........................           5,152            7,308            8,833           15,200
                                                                    --------         --------         --------         --------
          Operating loss ...................................          (2,705)          (3,398)          (4,810)          (7,944)
Interest expense ...........................................              (2)              (8)              (7)             (17)
Interest income ............................................              35              144               65              260
Equity in net loss of investee .............................            (295)              --             (652)              --
                                                                    --------         --------         --------         --------
          Net loss .........................................          (2,967)          (3,262)          (5,404)          (7,701)
                                                                    --------         --------         --------         --------
Other comprehensive income (loss):
     Unrealized holding gains (losses) arising during period              (3)              (9)              --               (8)
     Less: reclassification adjustment for gains included in
       net income ..........................................              --               --               --               (2)
     Foreign currency translation adjustment ...............              60               --               33               --
                                                                    --------         --------         --------         --------
       Other comprehensive income (loss) ...................              57               (9)              33              (10)
                                                                    --------         --------         --------         --------
          Comprehensive loss ...............................        $ (2,910)        $ (3,271)        $ (5,371)        $ (7,711)
                                                                    ========         ========         ========         ========
Net loss per share:
  Basic and diluted ........................................        $  (0.09)        $  (0.11)        $  (0.17)        $  (0.26)
                                                                    ========         ========         ========         ========
  Weighted average shares outstanding ......................          33,631           30,064           32,227           29,866
                                                                    ========         ========         ========         ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CARDIOGENESIS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            -----------------------
                                                                             2001            2000
                                                                            -------         -------

Cash flows from operating activities:
  Net loss .........................................................        $(5,404)        $(7,701)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .................................            246             465
     Loss from equity in investee ..................................            652              --
     Provision for doubtful accounts ...............................            109             345
     Inventory reserves ............................................            670             905
     Amortization of deferred compensation .........................             56             418
     Accretion of long-term liability ..............................             19              --
     Amortization of license fees ..................................             98              96
     Changes in operating assets and liabilities:
       Accounts receivable - short term ............................            497           2,031
       Inventories .................................................            127            (960)
       Prepaids and other current assets ...........................           (249)           (137)
       Accounts receivable - long term .............................           (138)            834
       Accounts payable ............................................           (109)           (517)
       Accrued liabilities .........................................           (100)         (2,665)
       Current portion of long term liabilities ....................             --            (489)
       Long term liabilities .......................................           (250)           (161)
       Customer deposits ...........................................             --              65
       Deferred revenue ............................................           (249)            (73)
                                                                            -------         -------
          Net cash used in operating activities ....................         (4,025)         (7,544)
                                                                            -------         -------

Cash flows from investing activities:
  Purchase of marketable securities ................................             --          (4,614)
  Maturities of marketable securities ..............................             --           8,047
  Acquisition of property and equipment ............................            (19)           (195)
                                                                            -------         -------
          Net cash (used in) provided by investing activities ......            (19)          3,238
                                                                            -------         -------

Cash flows from financing activities:
  Net proceeds from sales of common stock and from issuance of
    common stock from exercise of options ..........................          3,709           1,277
  Proceeds from short term borrowings ..............................            305             407
  Repayments of capital lease obligations ..........................            (14)            (13)
                                                                            -------         -------
          Net cash provided by financing activities ................          4,000           1,671
                                                                            -------         -------
          Effects of exchange rate changes on cash and cash
            equivalents ............................................             33              (5)
                                                                            -------         -------
          Net (decrease) increase in cash and cash equivalents .....            (11)         (2,640)
Cash and cash equivalents at beginning of period ...................          3,357           5,566
                                                                            -------         -------
Cash and cash equivalents at end of period .........................        $ 3,346         $ 2,926
                                                                            =======         =======
Supplemental schedule of cash flow information:
  Interest paid ....................................................        $     2         $    17
                                                                            =======         =======
  Taxes paid .......................................................        $    26         $    32
                                                                            =======         =======
Supplemental schedule of noncash investing and financing activities:
  Change in unrealized gain (loss) on marketable securities ........        $    --         $   (10)
                                                                            =======         =======
  Deferred compensation ............................................        $    11         $   118
                                                                            =======         =======
  Issuance of warrants .............................................        $    94         $    --
                                                                            =======         =======


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CARDIOGENESIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

     The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with CardioGenesis Corporation's (formerly known as Eclipse Surgical Technologies, Inc.) audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission ("SEC").

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis Corporation ("CardioGenesis") has sustained significant losses for the last several years. CardioGenesis will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. (See Note 5).

     There can be no assurance that CardioGenesis will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to CardioGenesis' stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on CardioGenesis' business, operating results and financial condition.

     CardioGenesis' long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.

Net Loss Per Share:

     Basic earnings per share is the weighted-average number of common shares outstanding during the period, and diluted earnings per share is computed by dividing net loss by the weighted-average common shares outstanding and all dilutive potential common shares outstanding. For the three and six months ended June 30, 2001 and 2000 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans and warrants. There are no reconciling items in the numerator or denominator of the earnings per share calculation for the periods presented.

     Options and warrants to purchase 3,186,412 and 3,469,303 shares of common stock were outstanding at June 30, 2001 and 2000 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2. Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                            JUNE 30,     DECEMBER 31,
                              2001          2000
                            --------     ------------
                          (UNAUDITED)

      Raw materials .        $1,425        $2,045
      Work in process           770           715
      Finished goods          2,408         2,640
                             ------        ------
                             $4,603        $5,400
                             ======        ======

3. Restructuring Costs:

     In the second quarter of 2001, the Company recognized one-time restructuring charges of $690,000 related to a company-wide restructuring which included a reduction in headcount, outsourcing of manufacturing and the move to a new, less costly facility located in Foothill Ranch, CA. In addition, progress was made towards completing the close of the CardioGenesis B.V. office located in the Netherlands.


     The following table summarizes the restructuring costs (in thousands).

     DESCRIPTION                                                         AMOUNT
     -----------                                                         ------
                                                                       (unaudited)

     Personnel severance .........................................        $140
     Employee relocation .........................................         100
     Penalty for early termination of Sunnyvale facility lease ...         210
     Closing of Netherlands office ...............................         135
     Other costs including fixed asset write-offs and moving costs         105
                                                                          ----

     Total .......................................................        $690
                                                                          ====

     The following table summarizes the Company's restructuring reserve balances (in thousands):

     RESTRUCTURING ACTIVITY FOR THE THREE MONTH PERIOD
     ENDED JUNE 30, 2001                                  AMOUNT
     -------------------------------------------------    ------
                                                        (unaudited)

     Original balance .............................        $690
     Less:
          Non-cash charges ........................          58
          Cash payments ...........................          98
                                                           ----
     Restructuring Reserve balance at June 30, 2001         534
                                                           ====

     The restructuring reserve balance is included in accrued liabilities.

4. Recently Issued Accounting Standards:

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating SFAS No. 141 and SFAS No. 142, but does not expect that they will have a material effect on its financial statements.


5. Subsequent Events:

     In August 2001, the Company established a $2 million asset-based line of credit with Pacific Business Funding, a division of Cupertino National Bank. As of August 2001, the Company has access to the entire $2 million credit line based on qualifying assets. The agreement expires in August of 2002 and provides the Company with the option of borrowing at an annual rate of 12% plus an administrative fee of 0.50%.


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

OVERVIEW

     CardioGenesis, formerly Eclipse Surgical Technologies, Inc., incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization ("TMR") and percutaneous transmyocardial revascularization ("PMR").

     On February 11, 1999, we received final approval from the Food and Drug Administration ("FDA") for our TMR products for certain indications, and we are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark ("CE Mark") allowing the commercial sale of our TMR laser systems and our PMR catheter system to customers in the European Community. Effective July 1, 1999, the Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

     We completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre-Market Approval ("PMA") application in December of 1999. On July 9, 2001, the Food and Drug Administration's Circulatory Devices Panel recommended against approval by the Food and Drug Administration of our PMR device for public sale and use in the United States based on concerns related to the safety of the device and the data regarding adverse events in clinical trials. The Advisory Panel cited a concern about complications reported in the treated patients. While these individual events were not statistically significant between the treated group and the control group, they were still a concern for the Advisory Panel. We expect to be able to provide additional follow up data and analysis to address these safety concerns.

RESULTS OF OPERATIONS

Net Revenues

     Net revenues of $4,030,000 for the quarter ended June 30, 2001 decreased $2,578,000 or 39% from $6,608,000 for the quarter ended June 30, 2000. Net revenues of $7,141,000 for the six months ended June 30, 2001 decreased $5,144,000 or 42% from $12,285,000 for the six months ended June 30, 2000. The decrease on both the three month and six month comparisons is due to a decline in the unit sales of both lasers and disposables related to a sales force transition during the six month period ending June 30, 2001.

     At year-end, a sales force transition plan was initiated and was completed in the second quarter of 2001. New sales representatives were hired to fill territories resulting from general attrition and the release of sales representatives who did not meet company sales objectives. As a result of the transitioning sales force, disposable sales fell 13% in units domestically from the quarter ended June 30, 2000 to the same period in 2001. Disposable sales fell 18% in units domestically from the six-month period ended June 30, 2000 to the same period in 2001.

Gross Profit

     Gross profit was $2,447,000 or 61% of net revenues for the quarter ended June 30, 2001 compared to $3,910,000 or 59% of net revenues for the quarter ended June 30, 2000. Gross profit decreased to $4,023,000 or 56% of net revenues for the six months ended June 30, 2001 compared to $7,256,000 or 59% of net revenues for the six months ended June 30, 2000. The decline in gross profit resulted from lower net revenues. The improvement in gross margin for the three months ended June 30, 2001 from the three months ended June 30, 2000 resulted from an increase in production during the period. With increased production, the fixed cost component of cost of goods sold was spread over more units and thus, lowering the costs of goods sold on a per unit basis.

Research and Development

     Research and development expenditures of $706,000 decreased $602,000 or 46% for the quarter ended June 30, 2001 from $1,308,000 for the quarter ended June 30, 2000. The decrease in expenses from the three month period ended June 30, 2000 to the same period in 2001 resulted from a decrease in employee expenses of $440,000 related to the December 2000 reduction in force, a decrease in clinical trials expenses of $70,000 related to the conclusion of several of our major clinical trials, a decrease in consulting expenses of $90,000 and a decrease in development project expenses of $70,000. These decreases were offset by an increase in consulting expenses of $160,000 related to the preparation for the July 9, 2001 FDA panel meeting.

     Research and development expenditures of $1,249,000 decreased $1,846,000 or 60% for the six months ended June 30, 2001 from $3,095,000 for the six months ended June 30, 2000. The decrease in expenses from the six-month period ended June 30, 2000 to the same period in 2001 resulted from a reduction in employee expenses of $690,000 related to the December 2000 reduction in force and a reduction in clinical trials expenses of $690,000 related to the conclusion of several of our major clinical trials. Additionally, expenditures for engineering have decreased due to a reduction in development activities.

Sales and Marketing

     Sales and marketing expenditures of $2,396,000 decreased $1,949,000 or 45% for the quarter ended June 30, 2001 from $4,345,000 for the quarter ended June 30, 2000. The decrease resulted from a reduction in employee expenses of $1,570,000 related to the elimination of 15 clinical sales positions coupled with a major transition in the sales force, which began at the end of 2000 and was concluded in the second quarter of 2001. Additionally, expenses for physician training decreased by $200,000 and general marketing expenses decreased by $150,000.

     Sales and marketing expenditures of $4,348,000 decreased $4,546,000 or 51% for the six months ended June 30, 2001 from $8,894,000 for the six months ended June 30, 2000. The decrease resulted from a reduction in employee expenses of $2,740,000 related to the elimination of 15 clinical sales positions coupled with a major transition in the sales force, which began at the end of 2000 and was concluded in the second quarter of 2001.

Additionally, expenses for physician training decreased by $350,000, the cost of materials used by the service department decreased by $170,000 and general marketing expenses decreased by $250,000.

General and Administrative

     General and administrative expenses of $1,360,000 decreased $295,000 or 18% for the quarter ended June 30, 2001 from $1,655,000 for the quarter ended June 30, 2000. The decrease is mainly due to a $140,000 reduction in deferred compensation expense for stock options granted to consultants and a decrease in consulting expenses of $140,000.

     General and administrative expenses of $2,546,000 decreased $665,000 or 21% for the six months ended June 30, 2001, compared to $3,211,000 for the six months ended June 30, 2000. The decrease is mainly due to a $360,000 reduction in deferred compensation expense for stock options granted to consultants and a decrease of $350,000 in consulting expenses.

Restructuring Costs

     In the second quarter of 2001, we recognized one-time restructuring charges of $690,000 related to a company-wide restructuring which included a reduction in headcount, outsourcing of manufacturing and the move to a new, less costly facility located in Foothill Ranch, CA. In addition, progress was made towards completing the close of the CardioGenesis B.V. office located in the Netherlands.

     The following table summarizes the restructuring costs (in thousands).

     DESCRIPTION                                                         AMOUNT
     -----------                                                         ------

     Personnel severance .........................................        $140
     Employee relocation .........................................         100
     Penalty for early termination of Sunnyvale facility lease ...         210
     Closing of Netherlands office ...............................         135
     Other costs including fixed asset write-offs and moving costs         105
                                                                          ----
     Total                                                                $690
                                                                          ====

     In addition, the relocation of our corporate headquarters resulted in one-time charges that were not classified as restructuring charges but are a component of operating expenses in the quarter ended June 30, 2001. These one-time charges resulted from the termination of almost 50 positions of which approximately 10 of the positions were replaced. As a result, we incurred one-time charges of $150,000 related to duplicate salaries for positions where a replacement employee was hired and a Sunnyvale employee was retained through a short transition period. We also incurred $50,000 in travel costs for employees who traveled to the Sunnyvale office until the new Foothill Ranch office opened in June 2001.


Non-Operating Expenses

     Equity in net loss of investee of $295,000 in the quarter ended June 30, 2001 and $652,000 for the six months ended June 30, 2001 represents our share of the net loss of Microheart Holdings, Inc., a privately held company of which our ownership is 31.1%.

     Interest income of $35,000 in the quarter ended June 30, 2001 declined 76% or $109,000 compared to $144,000 in the quarter ended June 30, 2000. Interest income of $65,000 in the six months ended June 30, 2001 declined 75% or $195,000 compared to $260,000 in the six months ended June 30, 2000. The reduction in interest income was a result of lower investments in marketable securities, cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $3,346,000 at June 30, 2001 compared to $3,357,000 at December 31, 2000. We used $4,025,000 of cash for operating activities in the six-month period ended June 30, 2001 which was used primarily to fund our operating losses. In addition, a decrease in accounts receivable provided $500,000 in cash offset by a decrease in long-term liabilities of $230,000. Investing activities provided cash of $19,000 in the first six months of 2001. Financing activities provided cash of $4,000,000 in the first six months of 2001, primarily from the issuance of common stock and the exercise of employee stock options.

     Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities. In addition, our operations have been funded in part through sales of our products.

     In March 2001, we sold 898,202 shares of common stock to Acqua Wellington North American Equities Fund, Ltd. at a negotiated purchase price of $1.1133 per share. We did not pay any other compensation in conjunction with the sale of our common stock. In April 2001, the Board adopted an amendment to our Bylaws which precludes the Company from entering into or exercising any rights under any equity line agreement, including the Acqua Wellington equity line agreement, unless approval from the shareholders holding a majority of the shares is obtained.

     In April 2001, we sold 2,000,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. We did not pay any other compensation in conjunction with the sale of our common stock.

     In August 2001, the Company established a $2 million asset based line of credit with Pacific Business Funding, a division of Cupertino National Bank. As of August 2001, the Company has access to the entire $2 million credit line based on qualifying assets. The agreement expires in August of 2002 and provides the Company with the option of borrowing at an annual rate of 12% plus an administrative fee of 0.50%.

     We have incurred significant losses for the last several years and as of June 30, 2001 we had an accumulated deficit of $159,237,000. The accompanying financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future. Our plans include increasing sales through direct sales and marketing efforts of existing products and pursuing regulatory approval for certain other products for which clinical trials have been completed. We also plan to continue our cost containment efforts that are focused both on reducing cost of revenues and on bringing operating expenses in line with revenues. With regard to reducing cost of revenues, we are in the process of outsourcing our manufacturing which allows us to produce at lower levels of costs. With regard to reducing operating expenses, we have focused our efforts on reducing headcount and overall expenses in functions that are not essential to critical activities.

     Currently, one of the primary goals of the Company is to achieve break-even followed by profitability within a relatively short span of time. In many respects, the Company's actions have been guided by this imperative, and the resulting cost containment measures have helped to conserve our cash. The focus of the Company is upon critical activities, thus production activities and operating expenses that are nonessential to our core operations have been or are in the process of being eliminated.

     We believe our cash balance as of June 30, 2001 and borrowings available under our new asset-based line of credit will be sufficient to meet our capital and operating requirements through the end of 2001. In September 2000, March 2001 and April 2001, we raised approximately $1,873,000, $1,000,000 and $1,895,000, respectively, net of offering costs, from the sale of shares of common stock. We believe that if revenue from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating SFAS No. 141 and SFAS No. 142, but does not expect that they will have a material effect on its financial statements.

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

WE MAY FAIL TO OBTAIN REQUIRED REGULATORY APPROVALS TO MARKET OUR PRODUCTS INCLUDING OUR PMR LASER SYSTEM IN THE UNITED STATES.

     Our business could be harmed if any of the following events, circumstances or occurrences related to the regulatory process occurred thereby causing a reduction in our revenues:

          o    the failure to obtain regulatory approvals for our PMR system;

          o any significant limitations in the indicated uses for which our products may be marketed; and,

          o    substantial costs incurred in obtaining regulatory approvals.

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

     In October 2000, preliminary results from a competitor's clinical trial of a catheter-based device employing Direct Myocardial Revascularization also known as DMR were presented at a medical conference in Washington D.C. The trial's principal investigator concluded that this catheter-based device did not show significant evidence of clinical benefit with regard to angina class reduction or exercise tolerance, and questioned the efficacy of other devices and procedures relying on TMR. We believe that the preliminary results of that catheter-based device study should not call the results of our PMR study into question because the devices and procedures are substantially different. We cannot predict, however, how those preliminary results of that catheter-based device study will impact the Food and Drug Administration's decision on our PMR system.

IN THE FUTURE, THE FOOD AND DRUG ADMINISTRATION COULD RESTRICT THE CURRENT USES OF OUR TMR PRODUCT.

     The Food and Drug Administration has approved our TMR product for sale and use by physicians in the United States. At the request of the Food and Drug Administration, we are currently conducting post-market surveillance of our TMR product. Though we are not aware of any safety concerns during our on-going postmarket surveillance of our TMR product, if concerns over the safety of our TMR product were to arise, the Food and Drug Administration could possibly restrict the currently approved uses of our TMR product. In the future, if the Food and Drug Administration were to restrict the range of uses for which our TMR product can be used by physicians, such as restricting TMR's use with the coronary artery bypass grafting procedure which occurs in more than half the procedures in which TMR is used, it could lead to reduced sales of our TMR product and our business could be adversely affected.

THE CIRCULATORY DEVICES PANEL OF THE FOOD AND DRUG ADMINISTRATION RECENTLY RECOMMENDED AGAINST APPROVAL OF OUR PMR DEVICE FOR PUBLIC SALE AND USE IN THE UNITED STATES, WHICH HAS EFFECTIVELY DELAYED POTENTIAL REVENUE, IF ANY, THAT MAY HAVE BEEN DERIVED IN THE FUTURE FROM THE SALE OF THAT DEVICE IN THE UNITED STATES AND WHICH MAY HAVE OTHER ADVERSE EFFECTS.

     The Circulatory Devices Panel of the Food and Drug Administration recently recommended that the Food and Drug Administration not approve our PMR device for public sale and use in the United States based on concerns related to the safety of the device and the data regarding adverse events in the clinical trials. Although we do not expect to conduct further clinical trials of our PMR device, this recommendation has necessitated the further investment of additional resources toward obtaining the Food and Drug Administration's approval of our PMR device. If the Food and Drug Administration accepts the recommendation of the Advisory Panel and does not approve our PMR device for public sale and use in the United States, we will not be able to derive any revenue from the sale of that device in the United States until such time, if any, that the Food and Drug Administration approves the device. Such inability to realize revenue from sales of our PMR device in the United States will have an adverse effect on our results of operations. Additionally, the trading price of our common stock on the NASDAQ National Market fell substantially after the panel's recommendation became public. If our common stock were to trade under $1.00 for 30 consecutive days on the NASDAQ National Market, our common stock could be subject to certain consequences established by the NASDAQ National Market, such as being delisted. If our common stock were delisted, then we could apply for listing on the Nasdaq SmallCap Market, subject to Nasdaq's approval. If our common stock is not approved for trading on the Nasdaq SmallCap Market, then our common stock would trade only in the secondary markets in the so-called "pink sheets" or Nasdaq's "OTC Bulletin Board." Delisting from the Nasdaq National Market could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future.

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

     Clinical adoption of these products will depend upon:

          o our ability to facilitate training of cardiothoracic surgeons and interventional cardiologists in TMR and PMR therapy;

          o willingness of such physicians to adopt and recommend such procedures to their patients; and

          o raising the awareness of TMR and then PMR with the targeted patient population.

     Patient acceptance of the procedure will depend on:

          o    physician recommendations;

          o    the degree of invasiveness;

          o    the effectiveness of the procedure; and

          o the rate and severity of complications associated with the procedure as compared to other procedures.

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

     The growth in our business may place a significant strain on our limited personnel, management, financial systems and other resources. The evolving growth of our business presents numerous risks and challenges, including:

          o the dependence on the growth of the market for our TMR and PMR systems;

          o our ability to successfully and rapidly expand sales to potential customers in response to increasing clinical adoption of the TMR procedure;

          o the costs associated with such growth, which are difficult to quantify, but could be significant;

          o    domestic and international regulatory developments;

          o    rapid technological change;

          o completing the clinical trials that are currently in progress as well as developing and preparing additional products for clinical trials;

          o    the highly competitive nature of the medical devices industry;
               and

          o the risk of entering emerging markets in which we have limited or no direct experience.

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

OUR OPERATING RESULTS ARE EXPECTED TO FLUCTUATE AND QUARTER-TO-QUARTER COMPARISONS OF OUR RESULTS MAY NOT INDICATE FUTURE PERFORMANCE.

     Our operating results have fluctuated significantly from quarter-to-quarter and are expected to fluctuate significantly from quarter-to-quarter due to a number of events and factors, including:

          o    the level of product demand and the timing of customer orders;

          o    changes in strategy;

          o delays associated with the Food and Drug Administration and other regulatory approval processes;

          o personnel changes including our ability to continue to attract, train and motivate additional qualified personnel in all areas;

          o    the level of international sales;

          o    changes in competitive pricing policies;

          o the ability to develop, introduce and market new and enhanced versions of products on a timely basis;

          o deferrals in customer orders in anticipation of new or enhanced products;

          o    product quality problems; and

          o the enactment of health care reform legislation and any changes in third party reimbursement policies.

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

GROWTH IN OUR FUTURE OPERATING RESULTS IS HIGHLY CONTINGENT AND SUBJECT TO SIGNIFICANT RISKS.

     Our future operating results will be significantly affected by our ability to:

          o    successfully and rapidly expand sales to potential customers;

          o implement operating, manufacturing and financial procedures and controls;

          o    improve coordination among different operating functions; and

          o achieve manufacturing efficiencies as production volume increases.

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

     Potential purchasers must determine whether the clinical benefits of our TMR and PMR laser systems justify:

          o the additional cost or the additional effort required to obtain prior authorization or coverage; and

          o the uncertainty of actually obtaining such authorization or coverage.

WE FACE COMPETITION FROM OUR COMPETITOR'S PRODUCTS WHICH COULD LIMIT MARKET ACCEPTANCE OF OUR PRODUCTS AND RENDER OUR PRODUCTS OBSOLETE.

     The market for TMR laser systems is competitive. If our competitor is more effective in developing new products and procedures and marketing existing and future products, our business will suffer. The market for TMR laser systems is characterized by rapid technical innovation. Accordingly, our current or future competitors may succeed in developing TMR products or procedures that:

          o    are more effective than our products;

          o    are more effectively marketed than our products; or

          o    may render our products or technology obsolete.

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

     Even with the Food and Drug Administration approval for our TMR laser system, we will face competition for market acceptance and market share for that product. Our ability to compete may depend in significant part on the timing of introduction of competitive products into the market, and will be affected by the pace, relative to competitors, at which we are able to:

          o    develop products;

          o    complete clinical testing and regulatory approval processes;

          o    obtain third party reimbursement acceptance; and

          o    supply adequate quantities of the product to the market.

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

     The medical device industry is characterized by rapid and significant technological change. Our future success will depend in large part on our ability to respond to such changes through further product research and development. In addition, we must expand the indications and applications for our products by developing and introducing enhanced and new versions of our TMR and PMR laser systems. Product research and development requires substantial expenditures and is inherently risky. We may not be able to:

          o    identify products for which demand exists; or

          o develop products that have the characteristics necessary to treat particular indications.

OVERALL INCREASES IN MEDICAL COSTS COULD ADVERSELY AFFECT OUR BUSINESS.

     We believe that the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by them. We cannot assure you that in either United States or international markets that:

          o third party reimbursement and coverage will be available or adequate;

          o current reimbursement amounts will not be decreased in the future; or

          o future legislation, regulation or reimbursement policies of third party payors will not otherwise adversely affect the demand for our products or our ability to profitably sell our products.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     We have incurred significant losses since inception. Our revenues and operating income will be constrained:

          o until such time, if ever, as we obtain broad commercial adoption of our TMR laser systems by healthcare facilities in the United States;

          o until such time, if ever, as we obtain Food and Drug Administration and other regulatory approvals for our PMR laser systems; and

          o for an uncertain period of time after such approvals are obtained.

     We may not achieve or sustain profitability in the future.

THIRD PARTIES MAY LIMIT THE DEVELOPMENT AND PROTECTION OF OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

     Our success is dependent in large part on our ability to:

          o    obtain patent protection for our products and processes;

          o    preserve our trade secrets and proprietary technology; and

          o operate without infringing upon the patents or proprietary rights of third parties.

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

     On January 5, 1999, before trial on the United States suit commenced, the company formerly known as CardioGenesis Corporation and PLC settled all litigation between them, both in the United States and in Germany, with respect to the PLC patent and the European patents. Under the Settlement and License Agreement signed by the parties, the former CardioGenesis Corporation stipulated to the validity of the PLC patents and PLC granted the former CardioGenesis Corporation a non-exclusive worldwide license to the PLC patents. The former CardioGenesis Corporation agreed to pay PLC a license fee, and minimum royalties, totaling $2.5 million in equal monthly installments over an approximately forty-month period, with a running royalty credited against the minimums.

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

     Defending and prosecuting intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We may be required to litigate further to:

          o    enforce our issued patents;

          o    protect our trade secrets or know-how; or

          o determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or interference proceedings will result in substantial expense and significant diversion of effort by technical and management personnel. If the results of such litigation or interference proceedings are adverse to us, then the results may:

          o    subject us to significant liabilities to third parties;

          o    require us to seek licenses from third parties;

          o prevent us from selling our products in certain markets or at all; or

          o    require us to modify our products.

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

     Furthermore, we cannot assure you that our competitors:

          o    have not developed or will not develop similar products;

          o    will not duplicate our products; or

          o    will not design around any patents issued to or licensed by us.

     Because patent applications in the United States were, until recently, maintained in secrecy until patents issue, we cannot be certain that:

          o others did not first file applications for inventions covered by our pending patent applications; or

          o we will not infringe any patents that may issue to others on such applications.

WE DEPEND ON SINGLE SOURCE SUPPLIERS FOR KEY COMPONENTS AND PRODUCTION COULD BE INTERRUPTED IF A KEY SUPPLIER HAD TO BE REPLACED.

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

WE MAY NOT BE ABLE TO MEET FUTURE DEMAND INCREASES ON A TIMELY BASIS BECAUSE SOME OF OUR SUPPLIERS COULD HAVE DIFFICULTY MEETING SIGNIFICANT OR RAPIDLY INCREASING ORDER AMOUNTS.

     Some of our suppliers could have difficulty expanding their manufacturing capacity to meet our needs if demand for our TMR and PMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers could cause a delay in regulatory approvals or adversely affect product acceptance. We cannot predict if:

          o materials obtained from outside suppliers will be available in adequate quantities to meet our future needs; or

          o replacement suppliers can be qualified on a timely basis if our current suppliers are unable to meet our needs.

WE HAVE LIMITED MANUFACTURING EXPERIENCE WHICH COULD PREVENT US FROM SUCCESSFULLY INCREASING CAPACITY IN RESPONSE TO MARKET DEMAND.

     We have limited experience in manufacturing products. In the course of manufacturing our products, we may encounter difficulties in increasing production, including problems involving:

          o    production yields;

          o    adequate supplies of components;

          o achieving manufacturing efficiencies as production volume increases;

          o quality control and assurance (including failure to comply with good manufacturing practices regulations, international quality standards and other regulatory requirements); and

          o    shortages of qualified personnel.

OUR PRODUCTS CONTAIN DEFECTS WHICH COULD DELAY REGULATORY APPROVAL OR MARKET ACCEPTANCE OF OUR PRODUCTS.

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

WE MUST COMPLY WITH FOOD AND DRUG ADMINISTRATION MANUFACTURING STANDARDS OR FACE FINES OR OTHER PENALTIES INCLUDING SUSPENSION OF PRODUCTION.

     We are required to demonstrate compliance with the Food and Drug Administration's current good manufacturing practices regulations if we market devices in the United States or manufacture finished devices in the United States. The Food and Drug Administration inspects manufacturing facilities on a regular basis to determine compliance. If we fail to comply with applicable Food and Drug Administration or other regulatory requirements, we can be subject to:

          o    fines, injunctions, and civil penalties;

          o    recalls or seizures of products;

          o    total or partial suspensions of production; and

          o    criminal prosecutions.

     The impact on the company of any such failure to comply would depend on the impact of the remedy imposed on us.

WE MAY SUFFER LOSSES FROM PRODUCT LIABILITY CLAIMS IF OUR PRODUCTS CAUSE HARM TO PATIENTS.

     We are exposed to potential product liability claims and product recalls. These risks are inherent in the design, development, manufacture and marketing of medical devices. We could be subject to product liability claims if the use of our TMR or PMR laser systems is alleged to have caused adverse effects on a patient or such products are believed to be defective. Our products are designed to be used in life-threatening situations where there is a high risk of serious injury or death. We are not aware of any material side effects or adverse events arising from the use of our TMR product. Though we are in the process of responding to the Food and Drug Administration's Circulatory Devices Panel's recent recommendation against approval of our PMR product because of concerns over the safety of the device and the data regarding adverse events in the clinical trials, we believe there are no material side effects or adverse events arising from the use of our PMR product. When being clinically investigated, it is not uncommon for new surgical or interventional procedures to result in a higher rate of complications in the treated population of patients as opposed to those reported in the control group. In light of this, we believe that the difference in the rates of complications between the treated groups and the control groups in the clinical trials for our PMR product are not statistically significant, which is why we believe that there are no material side effects or material adverse events arising from the use of our PMR product.

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

     During the last two years, we have had significant change in our senior management team. Our former Chief Executive Officer, Allen Hill, resigned from the company in December 1999. One of our current Directors, Alan Kaganov, acted as interim Chief Executive Officer until we hired our current Chief Executive Officer, Michael Quinn, in October of 2000. Our former Chief Financial Officer, Dick Powers, resigned from the company in July 2000. Ian Johnston, our then Vice President of Finance who resigned in June 2001, acted as interim Chief Financial Officer until our current Chief Financial Officer, J. Stephen Wilkins, was hired in May 2001. Richard Lanigan moved from Vice President of Sales to Vice President of Government Affairs and Business Development in March 2001 and Thomas Kinder was hired in March 2001 as our new Vice President of Worldwide Sales. Darrell Eckstein was hired in December 2000 as our Vice President of Operations, replacing Bill Picht, who resigned earlier in 2000.

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

WE MAY FAIL TO COMPLY WITH INTERNATIONAL REGULATORY REQUIREMENTS AND COULD BE SUBJECT TO REGULATORY DELAYS, FINES OR OTHER PENALTIES.

     Regulatory requirements in foreign countries for international sales of medical devices often vary from country to country. In addition, the Food and Drug Administration must approve the export of devices to certain countries. The occurrence and related impact of the following factors would harm our business:

          o delays in receipt of, or failure to receive, foreign regulatory approvals or clearances;

          o    the loss of previously obtained approvals or clearances; or

          o the failure to comply with existing or future regulatory requirements.

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

WE SELL OUR PRODUCTS INTERNATIONALLY, WHICH SUBJECTS US TO SPECIFIC RISKS OF TRANSACTING BUSINESS IN FOREIGN COUNTRIES.

     In future quarters, international sales may become a significant portion of our revenue if our products become more widely used outside of the United States according to our plan. Our international revenue is subject to the following risks, the occurrence of any of which could harm our business:

          o    foreign currency fluctuations;

          o    economic or political instability;

          o    foreign tax laws;

          o    shipping delays;

          o    various tariffs and trade regulations;

          o    restrictions and foreign medical regulations;

          o    customs duties, export quotas or other trade restrictions; and

          o    difficulty in protecting intellectual property rights.

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

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS.

     The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended August 13, 2001, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $4.68 to a low of $0.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

          o actual or anticipated variations in our quarterly operating results;

          o announcements of technological innovations or new products or services by us or our competitors;

          o announcements relating to strategic relationships or acquisitions;

          o    changes in financial estimates by securities analysts;

          o    statements by securities analysts regarding us or our industry;

          o    conditions or trends in the medical device industry; and

          o changes in the economic performance and/or market valuations of other medical device companies.

     Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts at some time in the future, and our stock price could decline as a result.

     In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of medical device companies could depress our stock price regardless of our operating results. If our common stock were to trade under $1.00 for 30 consecutive days on the NASDAQ National

Market, our common stock could be subject to certain consequences established by the NASDAQ National Market such as being delisted. If our common stock were delisted, then we could apply for listing on the Nasdaq SmallCap Market, subject to Nasdaq's approval. If our common stock is not approved for trading on the Nasdaq SmallCap Market, then our common stock would trade only in the secondary markets in the so-called "pink sheets" or Nasdaq's "OTC Bulletin Board." Delisting from the Nasdaq National Market could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future.

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

     Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents, existing long-term debts and any future financing requirements. The long-term debt at June 30, 2001 consists of outstanding balances on lease obligations.

Assets

         Cash and cash equivalents.................... $3,346,000
         Average interest rate........................       4.0%


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At CardioGenesis Corporation's Annual Meeting of Shareholders held on June 15, 2001, the following proposals were adopted by the margins indicated.

     1. To elect five (5) directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

                                      Number of Shares Voted:

                                          For             Withheld
                                      ----------          ---------

          Michael J. Quinn            26,945,345          3,497,500
          Jack M. Gill, Ph.D.         26,666,186          3,776,659
          Alan L. Kaganov, Sc.D.      29,372,067          1,070,778
          Robert L. Mortensen         29,377,235          1,065,610
          Robert C. Strauss           29,379,935          1,062,910

     2. To approve an amendment to Eclipse Surgical Technologies, Inc.'s Restated Articles of Incorporation to change the name of Eclipse Surgical Technologies, Inc. to Cardiogenesis Corporation.

                             Number of Shares Voted:

                                For           Against         Abstain
                             ----------       -------        ---------
                             28,837,797       413,637        1,191,411

     3. To ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of Eclipse Surgical Technologies, Inc. for the fiscal year ending December 31, 2001.

                             Number of Shares Voted:

                                For           Against         Abstain
                             ----------       -------         -------
                             30,352,767       38,848          51,230

     4. To approve an amendment to the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares.

                             Number of Shares Voted:

                                For           Against         Abstain
                             ----------       -------         -------
                             26,217,555      4,130,975        94,314


     5. To approve an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares.

                             Number of Shares Voted:

                                For           Against         Abstain
                             ----------       -------         -------
                             29,644,747       715,685         82,413



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits required to be filed by Item 601 of Regulation S-K:

          EXHIBIT
          NUMBER    DESCRIPTION
          ------    -----------

            3.1 Amended and Restated Bylaws of CardioGenesis Corporation adopted as of April 11, 2001 herein incorporated by reference from CardioGenesis' Form 8-K filed on April 23, 2001.

            3.2 Certificate of Amendment to Articles of Incorporation of CardioGenesis Corporation filed with the Secretary of State of California on June 18, 2001.

     b)   Reports on Form 8-K

          (i) A report on Form 8-K was filed on April 23, 2001, to report under
     Item 5, Other Events, CardioGenesis' sale of common stock to the State of Wisconsin Investment Board and amendment to CardioGenesis' Bylaws.

          (ii) A report on Form 8-K was filed on June 20, 2001, to report under
     Item 5, Other Events, the change of CardioGenesis' name from its former name of Eclipse Surgical Technologies, Inc. (Nasdaq: ESTI) to CardioGensis Corporation (Nasdaq: CGCP).

                            CARDIOGENESIS CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CARDIOGENESIS CORPORATION
                                                  Registrant


Date: August 14, 2001                             /s/ Michael J. Quinn
                                                  ---------------------------
                                                      Michael J. Quinn
                                                      Chief Executive Officer,
                                                      President and Chairman of
                                                      the Board
                                                      (Principal Executive
                                                      Officer)


Date: August 14, 2001                             /s/ J. Stephen Wilkins
                                                  ---------------------------
                                                      J. Stephen Wilkins
                                                      Vice President and Chief
                                                      Financial Officer
                                                      (Principal Accounting and
                                                      Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

  3.2 Certificate of Amendment to Articles of Incorporation of CardioGenesis Corporation filed with the Secretary of State of California on June 18, 2001.