Form 10-Q/A
period 2001-06-30
CARDIOGENESIS CORP /CA
filed 2001-08-16
CIK 863680

================================================================================

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


                         Commission file number 0-28288

                              --------------------

                            CARDIOGENESIS CORPORATION
             (Exact name of Registrant as specified in its charter)

                             ----------------------

             CALIFORNIA                          77-0223740
      ------------------------             ----------------------
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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends and restates Part II, Item 6 of CardioGenesis Corporation's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001. This Amendment is necessary in order to add as Exhibit 10.1 CardioGenesis' Property Lease for its Foothill Ranch facility entered into May 7, 2001 between CardioGenesis Corporation and Foothill Operon I, LLC.

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

     10.1 Property Lease for Foothill Ranch facility entered into May 7, 2001 between CardioGenesis Corporation (formerly known as Eclipse Surgical Technologies, Inc.) and Foothill Operon I, LLC.

     b)   Reports on Form 8-K

          (i) A report on Form 8-K was filed on April 23, 2001, to report under
     Item 5, Other Events, CardioGenesis' sale of common stock to the State of Wisconsin Investment Board and amendment to CardioGenesis' Bylaws.

          (ii) A report on Form 8-K was filed on June 20, 2001, to report under
     Item 5, Other Events, the change of CardioGenesis' name from its former name of Eclipse Surgical Technologies, Inc. (Nasdaq: ESTI) to CardioGenesis Corporation (Nasdaq: CGCP).

                            CARDIOGENESIS CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       CARDIOGENESIS CORPORATION
                                                       Registrant


Date: August 16, 2001                                  /s/ Michael J. Quinn
                                                       -------------------------
                                                           Michael J. Quinn
                                                           Chief Executive
                                                           Officer, President
                                                           and Chairman of the
                                                           Board (Principal
                                                           Executive Officer)



Date: August 16, 2001                                  /s/ J. Stephen Wilkins
                                                       -------------------------
                                                           J. Stephen Wilkins
                                                           Vice President and
                                                           Chief Financial
                                                           Officer (Principal
                                                           Accounting and
                                                           Financial Officer)

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

     10.1 Property Lease for Foothill Ranch facility entered into May 7, 2001 between CardioGenesis Corporation (formerly known as Eclipse Surgical Technologies, Inc.) and Foothill Operon I, LLC.