Form 10-Q
period 2001-09-30
CARDIOGENESIS CORP /CA
filed 2001-11-09
CIK 863680

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                       26632 TOWNE CENTRE DRIVE, SUITE 320
                        FOOTHILL RANCH, CALIFORNIA 92610
                    (Address of principal executive offices)

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


                 34,209,065 shares of Common Stock, no par value
                             As of October 15, 2001


================================================================================

                            CARDIOGENESIS CORPORATION
                                TABLE OF CONTENTS

                                     PART 1
                              FINANCIAL INFORMATION



                                                                                        Page
                                                                                        ----
Item 1.    Consolidated Financial Statements (unaudited):

           a.   Consolidated Balance Sheets as of  September 30, 2001 and
                   December 31, 2000...................................................  1

           b.   Consolidated Statements of Operations & Comprehensive Loss
                   for the three and nine months ended September 30, 2001 and 2000.....  2

           c.   Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 2001 and 2000.........................................  3

           d.   Notes to Consolidated Financial Statements.............................  4

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................  6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................. 21

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings........................................................... 22

Item 2.    Changes in Securities and Use of Proceeds................................... 22

Item 3.    Defaults Upon Senior Securities............................................. 22

Item 4.    Submission of Matters to a Vote of Security Holders......................... 22

Item 5.    Other Information........................................................... 22

Item 6.    Exhibits and Reports on Form 8-K............................................ 22

           Signatures.................................................................. 23

                            CARDIOGENESIS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS


                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                            2001            2000
                                                                                        ------------    ------------
                                                                                        (unaudited)
Current assets:
  Cash and cash equivalents .....................................................        $     983       $   3,357
  Accounts receivable, net of allowance for doubtful accounts of $578 and $353 at
      September 30, 2001 and December 31, 2000, respectively.....................            3,646           3,654
  Inventories, net of reserves of $1,560 and $2,180 at September 30, 2001 and
      December 31, 2000, respectively ...........................................            3,825           5,400
  Prepaids and other current assets .............................................              877             837
                                                                                         ---------       ---------
          Total current assets ..................................................            9,331          13,248
Property and equipment, net .....................................................              935           1,048
Accounts receivable over one year, net of allowance for doubtful accounts of $0 and $443 at September 30, 2001 and
      December 31, 2000,  respectively ..........................................              257             119
Other assets ....................................................................            1,766           2,550
                                                                                         ---------       ---------
          Total assets ..........................................................        $  12,289       $  16,965
                                                                                         =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................................      $     928       $     689
  Accrued liabilities .............................................................          5,531           5,789
  Customer deposits ...............................................................            186             186
  Deferred revenue ................................................................            896           1,310
  Note payable ....................................................................            291              86
  Current portion of capital lease obligation .....................................             26              26
  Current portion of long-term liabilities ........................................            490             500
                                                                                         ---------       ---------
          Total current liabilities ...............................................          8,348           8,586
Capital lease obligation, less current portion ....................................             45              66
Long-term liabilities, less current portion .......................................             --             339
                                                                                         ---------       ---------
          Total liabilities .......................................................          8,393           8,991
                                                                                         ---------       ---------
Shareholders' equity:
  Common stock:
     No par value; 50,000,000 shares authorized; 34,209,065 and
        30,836,000 shares issued and outstanding at September 30, 2001
        and December 31, 2000, respectively .......................................        165,725         161,938
  Deferred compensation ...........................................................             (5)            (66)
  Accumulated other comprehensive loss ............................................           (106)            (65)
  Accumulated deficit .............................................................       (161,718)       (153,833)
                                                                                         ---------       ---------
          Total shareholders' equity ..............................................          3,896           7,974
                                                                                         ---------       ---------
          Total liabilities and shareholders' equity ..............................      $  12,289       $  16,965
                                                                                         =========       =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CARDIOGENESIS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                         -----------------------       -----------------------
                                                           2001           2000           2001           2000
                                                         --------       --------       --------       --------
Net revenues ......................................      $  4,221       $  5,014       $ 11,362       $ 17,299
Cost of revenues ..................................         1,627          2,460          4,745          7,489
                                                         --------       --------       --------       --------
          Gross profit ............................         2,594          2,554          6,617          9,810
                                                         --------       --------       --------       --------
Operating expenses:
  Research and development ........................           337          1,183          1,586          4,278
  Sales, general and administrative ...............         4,309          5,171         11,203         17,276
  Restructuring costs .............................           442             --          1,132             --
                                                         --------       --------       --------       --------
     Total operating expenses .....................         5,088          6,354         13,921         21,554
                                                         --------       --------       --------       --------
          Operating loss ..........................        (2,494)        (3,800)        (7,304)       (11,744)
Interest expense ..................................            (6)            (9)           (22)           (27)
Interest income ...................................            19             65             93            326
Equity in net loss of investee ....................            --             --           (652)            --
                                                         --------       --------       --------       --------
          Net loss ................................        (2,481)        (3,744)        (7,885)       (11,445)
                                                         --------       --------       --------       --------
Other comprehensive income (loss):
     Unrealized holding gains arising during period            --             26             --             33
     Foreign currency translation adjustment ......           (74)          (119)           (41)          (124)
                                                         --------       --------       --------       --------
       Other comprehensive income (loss) ..........           (74)           (93)           (41)           (91)
                                                         --------       --------       --------       --------
          Comprehensive loss ......................      $ (2,555)      $ (3,837)      $ (7,926)      $(11,536)
                                                         ========       ========       ========       ========
Net loss per share:
  Basic and diluted ...............................      $  (0.07)      $  (0.12)      $  (0.24)      $  (0.38)
                                                         ========       ========       ========       ========
  Weighted average shares outstanding .............        34,209         30,191         32,866         29,977
                                                         ========       ========       ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CARDIOGENESIS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                    2001             2000
                                                                                  --------        --------
Cash flows from operating activities:
  Net loss ................................................................       $ (7,885)       $(11,445)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation .........................................................            352             603
     Loss from equity in investee .........................................            652              --
     Provision for doubtful accounts ......................................            135             491
     Inventory reserves ...................................................            932           1,328
     Amortization of deferred compensation ................................             57             595
     Amortization of intangible asset .....................................            156             145
     Accretion of long-term liability .....................................             26              --

     Changes in operating assets and liabilities:
       Accounts receivable - short term ...................................           (127)          3,625
       Inventories ........................................................            643            (797)
       Prepaids and other current assets ..................................             49             191
       Accounts receivable - long term ....................................           (138)            966
       Other assets .......................................................            (19)             --
       Accounts payable ...................................................            239            (891)
       Accrued liabilities ................................................           (195)         (2,770)
       Customer deposits ..................................................             --              66
       Deferred revenue ...................................................           (414)           (192)
       Current portion of long term liabilities ...........................            (10)           (864)
       Long term liabilities ..............................................           (365)           (274)
                                                                                  --------        --------
          Net cash used in operating activities ...........................         (5,912)         (9,223)
                                                                                  --------        --------

Cash flows from investing activities:
  Purchase of marketable securities .......................................             --          (5,899)
  Maturities of marketable securities .....................................             --          11,108
  Acquisition of property and equipment ...................................           (302)           (413)
                                                                                  --------        --------
          Net cash (used in) provided by investing activities .............           (302)          4,796
                                                                                  --------        --------

Cash flows from financing activities:
  Net proceeds from sales of common stock and from issuance of
    common stock from the exercise of options .............................          3,697           3,140
  Proceeds from short term borrowings .....................................            205             218
  Repayments of capital lease obligations .................................            (21)            (17)
                                                                                  --------        --------
          Net cash provided by financing activities .......................          3,881           3,341
                                                                                  --------        --------
          Effects of exchange rate changes on cash and cash equivalents ...            (41)           (124)
                                                                                  --------        --------
          Net decrease in cash and cash equivalents .......................         (2,374)         (1,210)
Cash and cash equivalents at beginning of period ..........................          3,357           5,566
                                                                                  --------        --------
Cash and cash equivalents at end of period ................................       $    983        $  4,356
                                                                                  ========        ========
Supplemental schedule of cash flow information:
  Interest paid ...........................................................       $     18        $     27
                                                                                  ========        ========
  Taxes paid ..............................................................       $     49        $     42
                                                                                  ========        ========

Supplemental schedule of noncash investing and financing activities:
  Change in unrealized loss on marketable securities ......................       $     --        $    (28)
                                                                                  ========        ========
  Deferred compensation ...................................................       $     (4)       $    551
                                                                                  ========        ========
  Issuance of warrants ....................................................       $     94        $     --
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

                            CARDIOGENESIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

        The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with CardioGenesis Corporation's audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission ("SEC").

        These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis Corporation ("CardioGenesis") has sustained significant losses for the last several years. CardioGenesis may require additional funding and may obtain debt financing or sell additional shares of its common stock or preferred stock through private placement or further public offerings.

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

Net Loss Per Share:

        Basic earnings per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, and diluted earnings per share is computed by dividing net loss by the weighted-average common shares outstanding and all dilutive potential common shares outstanding during the period. For the three and nine months ended September 30, 2001 and 2000 dilutive potential common shares outstanding reflects shares issuable under the Company's stock option plans and warrants. There are no reconciling items in the numerator or denominator of the earnings per share calculation for the periods presented.

        Options and warrants to purchase 4,110,728 and 3,518,436 shares of common stock were outstanding at September 30, 2001 and 2000 respectively, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2. Inventories:

        Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  2001                 2000
                                                              -------------        ------------
                                                               (UNAUDITED)
               Raw materials .....................               $1,889               $2,045
               Work in process ...................                  128                  715
               Finished goods ....................                1,808                2,640
                                                                 ------               ------
                                                                 $3,825               $5,400
                                                                 ======               ======

3. Restructuring Costs:

        In the third quarter of 2001, the Company recognized restructuring charges of $442,000 related to the company-wide restructuring which began in the second quarter of 2001. The restructuring included a reduction in headcount, the closing of the Company's facilities in Sunnyvale, California and the move to a new facility located in Foothill Ranch, California. As a result of the restructuring, 48 employees were identified in the original plan and have since been terminated, primarily from the Finance and Manufacturing departments.

        The following table summarizes the restructuring activity and the remaining restructuring reserve balance (in thousands):

                                                       Lease and Other      Other
                                      Personnel and      Contractual    Miscellaneous
                                     Severance Costs     Commitments        Costs           Total
                                     ---------------   ---------------  -------------       -----
Balance at March 31, 2001                 $  --             $  --           $  --           $  --
   Provisions                               304               248             138             690
   Payments                                 (98)               --              --             (98)
   Non-cash charges                          --                --             (58)            (58)
                                          -----             -----           -----           -----
Balance as of June 30, 2001                 206               248              80             534
   Provisions                               304                82              56             442
   Payments                                (407)             (238)           (112)           (757)
   Non-cash charges                          --               (52)             --             (52)
                                          -----             -----           -----           -----
Balance as of September 30, 2001          $ 103             $  40           $  24           $ 167
                                          =====             =====           =====           =====

        The restructuring reserve balance is included in accrued liabilities.

        Personnel and severance costs are comprised of severance, retention and relocation costs. Certain employees were offered a retention incentive to stay employed through a certain date while the Company was going through the restructuring phase. Severance costs were accrued in the quarter in which the restructuring event occurred. Employee retention costs and relocation costs were accrued when incurred.

        Lease and other contractual commitments are comprised of the termination penalties associated with the early lease termination on the Company's manufacturing and office facilities. At the end of the second quarter, the Company had a reasonable estimate as to what the penalties would be on the manufacturing facility, however, no such estimate was available on the office facility. In the third quarter, the Company arrived at a settlement amount on the office facility and these charges were expensed in the current quarter.

4. Recently Issued Accounting Standards:

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating SFAS No. 141 and SFAS No. 142, but does not expect that they will have a material effect on its financial statements.

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

OVERVIEW

         CardioGenesis, incorporated in California in 1989, is a medical device company which specializes in the treatment of cardiovascular disease. We design, develop, and distribute laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease. Our laser system and disposable fiber-optic accessories are used in two medical procedures known as transmyocardial revascularization ("TMR") and percutaneous transmyocardial revascularization ("PMR") to treat patients suffering from angina.

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

         We completed clinical trials involving PMR, and study results were submitted to the FDA in a Pre-Market Approval ("PMA") application in December of 1999. On July 9, 2001, the Food and Drug Administration's Circulatory Devices Panel recommended against approval by the Food and Drug Administration of our PMR device for public sale and use in the United States based on concerns related to the safety of the device and the data regarding adverse events in clinical trials. The Advisory Panel cited a concern about complications reported in the treated patients. While these individual events were not statistically significant between the treated group and the control group, they were still a concern for the Advisory Panel. We expect to be able to provide additional follow up data and analysis to address these safety concerns.

RESULTS OF OPERATIONS

Net Revenues

         Net revenues of $4,221,000 for the quarter ended September 30, 2001 decreased $793,000 or 16% from $5,014,000 for the quarter ended September 30, 2000. Net revenues of $11,362,000 for the nine months ended September 30, 2001 decreased $5,937,000 or 34% from $17,299,000 for the nine months ended September 30, 2000. The decrease on both the three month and nine month comparisons is due to a decline in the unit sales of both lasers and disposables. The decline in laser and disposable revenues in both the three and nine months ending September 30, 2001 from the same periods in 2000 are related to a sales force transition during the six month period ending June 30, 2001. Since the transition ended in the second quarter of 2001, the third quarter of 2001 was the first full quarter with a new sales force.

         In the fourth quarter of 2000, a sales force transition was initiated and was completed in the second quarter of 2001. New sales representatives were hired to fill territories resulting from general attrition and the release of sales representatives who did not meet company sales objectives.

Gross Profit

         Gross profit was $2,594,000 or 61% of net revenues for the quarter ended September 30, 2001 compared to $2,554,000 or 51% of net revenues for the quarter ended September 30, 2000. The improvement in gross margin resulted from an improved margin on lasers and disposables sold partially as a result of outsourcing of the manufacturing process during the quarter ended September 30, 2001.

         Gross profit decreased to $6,617,000 or 58% of net revenues for the nine months ended September 30, 2001 compared to $9,810,000 or 57% of net revenues for the nine months ended September 30, 2000. The decline in gross profit resulted primarily from lower net revenues partially offset by an improvement in gross margin on lasers and disposables sold partially as a result of outsourcing of the manufacturing process during the quarter ended September 30, 2001.

Research and Development

         Research and development expenditures of $337,000 decreased $846,000 or 72% for the quarter ended September 30, 2001 from $1,183,000 for the quarter ended September 30, 2000. The decrease in expenses resulted from a decrease in employee expenses of $450,000 related to the December 2000 and second quarter of 2001 reductions in force. Facilities and office expenses decreased $220,000 as a result of the move to Foothill Ranch, California and reduction in staff. Additionally, clinical trials expenses of $140,000 decreased related to the conclusion of clinical trials.

         Research and development expenditures of $1,586,000 decreased $2,692,000 or 63% for the nine months ended September 30, 2001 from $4,278,000 for the nine months ended September 30, 2000. The decrease in expenses resulted from a decrease in employee expenses of $1,260,000 related to the December 2000 and second quarter of 2001 reductions in force and a reduction in clinical trials expenses of $785,000 related to the conclusion of several of our major clinical trials. Additionally, expenditures for engineering have decreased by $540,000 due to a reduction in development activities.

Sales, General and Administrative

         Sales, general and administrative expenditures of $4,309,000 decreased $862,000 or 17% for the quarter ended September 30, 2001 from $5,171,000 for the quarter ended September 30, 2000. The decrease resulted from a reduction in employee expenses of $240,000 primarily related to the elimination of 15 clinical marketing positions that were occupied in the third quarter of 2000. Additionally, general marketing expenses decreased by $245,000 as a result of efforts to curtail costs, costs of materials used by the service department decreased by $95,000 and expenses incurred for the use of outside services and consultants decreased by $200,000.

         Sales, general and administrative expenditures of $11,203,000 decreased $6,073,000 or 35% for the nine months ended September 30, 2001 from $17,276,000 for the nine months ended September 30, 2000. The decrease in expenses resulted primarily from a decrease in employee expenses of $3,340,000 related to the December 2000 and second quarter of 2001 reductions in force and a decrease in travel expenses of $1,005,000. Additionally, facilities and office expenses decreased by $830,000, expenses for physician training decreased by $700,000 and the cost of materials used by the service department decreased by $200,000.

Restructuring Costs

         In the third quarter of 2001, we recognized restructuring charges of $442,000 related to the company-wide restructuring which began in the second quarter of 2001. The restructuring included a reduction in headcount, the closing of the Company's facilities in Sunnyvale, California and the move to a new facility located in Foothill Ranch, California. As a result of the restructuring, 48 employees were identified in the original plan and have since been terminated, primarily from the Finance and Manufacturing departments.

         The following table summarizes the restructuring activity and the remaining restructuring reserve balance (in thousands):

                                                       Lease and Other      Other
                                      Personnel and      Contractual    Miscellaneous
                                     Severance Costs     Commitments        Costs           Total
                                     ---------------   ---------------  -------------       -----
Balance at March 31, 2001                 $  --             $  --           $  --           $  --
   Provisions                               304               248             138             690
   Payments                                 (98)               --              --             (98)
   Non-cash charges                          --                --             (58)            (58)
                                          -----             -----           -----           -----
Balance as of June 30, 2001                 206               248              80             534
   Provisions                               304                82              56             442
   Payments                                (407)             (238)           (112)           (757)
   Non-cash charges                          --               (52)             --             (52)
                                          -----             -----           -----           -----
Balance as of September 30, 2001          $ 103             $  40           $  24           $ 167
                                          =====             =====           =====           =====

        The restructuring reserve balance is included in accrued liabilities.

        Personnel and severance costs are comprised of severance, retention and relocation costs. Certain employees were offered a retention incentive to stay employed through a certain date while we were going through the restructuring phase. Severance costs were accrued in the quarter in which the restructuring event occurred. Employee retention costs and relocation costs were accrued when incurred.

        Lease and other contractual commitments are comprised of the termination penalties associated with the early lease termination on our manufacturing and office facilities. At the end of the second quarter, we had a reasonable estimate as to what the penalties would be on the manufacturing facility, however, no such estimate was available on the office facility. In the third quarter, we arrived at a settlement amount on the office facility and these charges were expensed in the current quarter.

         In addition, the relocation of our corporate headquarters resulted in incremental charges of $25,000 that were not classified as restructuring charges but are a component of sales, general and administrative expenses in the quarter ended September 30, 2001. These incremental charges resulted from the elimination of approximately 40 positions. As a result, we incurred charges of $25,000 related to duplicate salaries for positions where a replacement employee was hired and a Sunnyvale employee was retained through a short transition period.

Non-Operating Income and Expenses

         Interest income of $19,000 in the quarter ended September 30, 2001 declined 71% or $46,000 compared to $65,000 in the quarter ended September 30, 2000. Interest income of $93,000 in the nine months ended September 30, 2001 declined 71% or $233,000 compared to $326,000 in the nine months ended September 30, 2000. The reduction in interest income was a result of lower investments in marketable securities.

         Equity in net loss of $652,000 for the nine months ended September 30, 2001, respectively, represents our share of the net loss of Microheart Holdings, Inc., a privately-held company of which our ownership is 30.3%. As of September 30, 2001, we carry no investment balance on our financial statements for Microheart Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $983,000 at September 30, 2001 compared to $3,357,000 at December 31, 2000. We used $5,912,000 of cash for operating activities in the nine month period ended September 30, 2001, which was used primarily to fund our operating losses. In addition, a decrease in inventories provided $643,000 in cash offset by uses of cash resulting from an increase in accounts receivable of $265,000, a decrease in deferred revenue of $414,000 and a decrease in long-term liabilities of $365,000. Investing activities used cash of $302,000 in the nine month period ended September 30, 2001. Financing activities provided cash of $3,881,000 in the nine month period ended September 30, 2001, primarily from the issuance of common stock and the exercise of employee stock options.

         Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities. In addition, our operations have been funded in part through sales of our products. In March 2001, we sold 898,202 shares of common stock to Acqua Wellington North American Equities Fund, Ltd. at a negotiated purchase price of $1.1133 per share. In April 2001, we sold 2,000,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. In August 2001, we established a $2 million asset based line of credit with Pacific Business Funding, a division of Cupertino National Bank. As of September 30, 2001, we have access to the entire $2 million credit line based on qualifying assets and have borrowed a total of $57,000 against the line. The agreement expires in August of 2002 and provides us with the option of borrowing at an annual rate of 12% plus an administrative fee of 0.50%.

         We have incurred significant losses for the last several years and as of September 30, 2001 we had an accumulated deficit of $161,718,000. The accompanying financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future. Our plans include increasing sales through direct sales and marketing efforts of existing products and pursuing regulatory approval for certain other products for which clinical trials have been completed. We also plan to continue our cost containment efforts by focusing on reducing cost of revenues and on reducing sales, general and administrative expenses. With regard to reducing cost of revenues, we are in the process of completing the outsourcing of our manufacturing which allows us to purchase products at lower levels of costs. With regard to reducing operating expenses, we have focused our efforts on reducing headcount and overall expenses in functions that are not essential to core and critical activities.

         Currently, one of our primary goals is to achieve break-even followed by profitability within a relatively short span of time. Our actions have been guided by this imperative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus production activities and operating expenses that are nonessential to our core operations have been or are in the process of being eliminated.

         We believe our cash balance as of September 30, 2001 and borrowings available under our asset-based line of credit will be sufficient to meet our capital and operating requirements through the end of 2001. In September 2000, March 2001 and April 2001, we raised approximately $1,873,000, $1,000,000 and $1,895,000, respectively, net of offering costs, from the sale of shares of common stock. We believe that if revenue from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating SFAS No. 141 and SFAS No. 142, but does not expect that they will have a material effect on its financial statements.

FACTORS AFFECTING FUTURE RESULTS

         In addition to the other information included in this Form 10-Q, the following risk factors should be considered carefully in evaluating us and our business.

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON ACHIEVING PROFITABLE OPERATIONS IN THE FUTURE.

         We will have a continuing need for new infusions of cash until revenues are increased to meet our operating expenses. We plan to increase our sales through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products under clinical trials. If we are unable to increase our sales or achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and will not have sufficient cash to fund our operations.

WE MAY FAIL TO OBTAIN REQUIRED REGULATORY APPROVALS TO MARKET OUR PRODUCTS INCLUDING OUR PMR LASER SYSTEM IN THE UNITED STATES.

        Our business could be harmed if any of the following events, circumstances or occurrences related to the regulatory process occurred thereby causing a reduction in our revenues:

        -       the failure to obtain regulatory approvals for our PMR system;

        - any significant limitations in the indicated uses for which our products may be marketed; and,

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

WE MAY NOT BE ABLE TO MEET FUTURE PRODUCT DEMAND INCREASES ON A TIMELY BASIS AND MAY BE SUBJECT TO DELAYS AND INTERRUPTIONS TO PRODUCT SHIPMENTS BECAUSE WE DEPEND ON SINGLE SOURCE THIRD PARTY SUPPLIERS AND MANUFACTURERS.

         We currently purchase critical laser products and components from single sources. In addition, we are vulnerable to delays and interruptions, for reasons out of our control, because we outsource the manufacturing of some of these products to third parties. We may experience harm to our business if these sources have difficulties supplying our needs for these products and components. In addition, we do not have long term supply contracts. As a result, these sources are not obligated to continue to provide these critical products or components to us. Although we have identified alternative suppliers and manufacturers, a lengthy process would be required to qualify them as additional or replacement suppliers or manufacturers. Also, it is possible some of our suppliers or manufacturers could have difficulty meeting our needs if demand for our TMR and PMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers and manufacturers could cause a delay in regulatory approvals or adversely affect product acceptance. Further, we cannot predict:

              o if materials and products obtained from outside suppliers and manufacturers will always be available in adequate quantities to meet our future needs; or

              o whether replacement suppliers and/or manufacturers can be qualified on a timely basis if our current suppliers and/or manufacturers are unable to meet our needs for any reason.

OUR PRODUCTS COULD CONTAIN DEFECTS WHICH COULD DELAY REGULATORY APPROVAL OR MARKET ACCEPTANCE OF OUR PRODUCTS.

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT COULD DISTRACT OUR MANAGEMENT, CAUSE US TO INCUR DEBT, OR DILUTE OUR SHAREHOLDERS.

         We may, from time to time, acquire or invest in other complementary businesses, products or technologies. While there are currently no commitments with respect to any particular acquisition or investment, our management frequently evaluates the strategic opportunities available in complementary businesses, products or technologies. The process of integrating an acquired company's business into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition or investment may not be realized. Any future acquisitions or investments by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and impairment/amortization expenses related to goodwill and other intangible assets, any of which could materially harm our operating results.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS.

         The market price for our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 19, 2001, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $3.12 to a low of $0.50. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Assets

         Cash and cash equivalents......................  $983,000
         Average interest rate..........................      1.2%

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending legal proceedings against us other than ordinary litigation incidental to our business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On June 15, 2001, the Board of Directors of CardioGenesis approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan, effective at the close of business on August 17, 20001, authorized a dividend of one preferred share purchase right for each share of common stock, no par value per share, of CardioGenesis which was distributed to shareholders of record at the close of business on August 30, 2001. The preferred stock purchase rights are not exercisable until any person becomes or attempts to become a 15% or more shareholder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

ITEM 5.  OTHER INFORMATION.
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits required to be filed by Item 601 of Regulation S-K:

         EXHIBIT
         NUMBER       DESCRIPTION
         ------       -----------
         4.1          Form of Rights Agreement, dated as of August 17, 2001,
                      between CardioGenesis Corporation and Equiserve Trust
                      Company, N.A., as Rights Agent, which includes as Exhibit
                      A the Form of Right Certificate, Form of Assignment and
                      Form of Election to Purchase (incorporated by reference to the Registrant's Form 8-K filed August 20, 2001).

         4.2          Form of Certificate of Determination of Series A Preferred
                      Stock (incorporated by reference to the Registrant's Form
                      8-K filed August 20, 2001).

         b)       Reports on Form 8-K

                  (i) A report on Form 8-K was filed on July 26, 2001, to report under Item 5, Other Events, CardioGenesis' issuance of a press release of the same date announcing its second 2001 financial results.

                  (ii) A report on Form 8-K was filed on August 20, 2001, to report under Item 5, Other Events, the adoption and execution of a Shareholder Rights Plan by CardioGenesis.

                            CARDIOGENESIS CORPORATION

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARDIOGENESIS CORPORATION
                                        Registrant

Date:    November 9, 2001               /s/  Michael J. Quinn
                                        ----------------------------------------
                                        Michael J. Quinn
                                        Chief Executive Officer, President and
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date:    November 9, 2001               /s/  J. Stephen Wilkins
                                        ----------------------------------------
                                        J. Stephen Wilkins
                                        Vice President and Chief Financial
                                        Officer (Principal Accounting and
                                        Financial Officer)