Form 10-Q
period 2002-03-31
CARDIOGENESIS CORP /CA
filed 2002-05-15
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission file number 0-28288
____________________

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

37,006,723 shares of Common Stock, no par value
As of April 30, 2002

CARDIOGENESIS CORPORATION

PART 1
FINANCIAL INFORMATION

CARDIOGENESIS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31,	December 31,
	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$1,879	$2,629
Accounts receivable, net of allowance for doubtful accounts of $1,314 and $1,114 at March 31, 2002 and December 31, 2001, respectively	1,444	2,330
Inventories, net of reserve of $1,200 and $1,246 at March 31, 2002 and December 31, 2001, respectively	2,733	3,215
Prepaids and other current assets	432	569

Total current assets	6,488	8,743
Property and equipment, net	755	863
Other assets	1,655	1,703

Total assets	$8,898	$11,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,629	$1,548
Accrued liabilities	3,848	4,467
Customer deposits	50	54
Deferred revenue	698	931
Note payable	8	170
Current portion of capital lease obligation	30	30
Current portion of long-term liabilities	248	495

Total current liabilities	6,511	7,695
Capital lease obligation, less current portion	24	32

Total liabilities	6,535	7,727

Shareholders’ equity:
Preferred stock:
no par value; 6,600 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 50,000 shares authorized; 36,507 shares issued and outstanding at March 31, 2002 and December 31, 2001	167,750	167,750
Accumulated other comprehensive loss	(68)	(88)
Accumulated deficit	(165,319)	(164,080)

Total shareholders’ equity	2,363	3,582

Total liabilities and shareholders’ equity	$8,898	$11,309

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Net revenues	$3,158	$3,111
Cost of revenues	826	1,535

Gross profit	2,332	1,576

Operating expenses:
Research and development	206	543
Sales, general and administrative	3,372	3,138

Total operating expenses	3,578	3,681

Operating loss	(1,246)	(2,105)
Interest, net	7	25
Equity in net loss of investee	—	(357)

Net loss	(1,239)	(2,437)

Other comprehensive income (loss):
Unrealized holding gains on securities	—	3
Foreign currency translation adjustment	20	(27)

Other comprehensive income (loss)	20	(24)

Comprehensive loss	$(1,219)	$(2,461)

Net loss per share:
Basic and diluted	$(0.03)	$(0.08)

Weighted average shares outstanding	36,507	30,837

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,239)	$(2,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	121
Equity in net loss of investee	—	357
Provision for doubtful accounts	200	91
Inventory reserves	291	230
Amortization of deferred compensation	—	28
Amortization of license fees	48	48
Loss on disposal of property and equipment	28	—
Changes in operating assets and liabilities:
Accounts receivable	686	1,256
Inventories	191	163
Prepaids and other current assets	137	428
Accounts payable	81	(266)
Accrued liabilities	(619)	(809)
Customer deposits	(4)	—
Deferred revenue	(233)	(156)
Long term liabilities	(247)	(115)

Net cash used in operating activities	(595)	(1,061)

Cash flows from investing activities:
Acquisition of property and equipment	(5)	(39)

Net cash used in investing activities	(5)	(39)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options	—	1
Net proceeds from sale of common stock	—	1,000
Payments on short term borrowings	(162)	(86)
Repayments of capital lease obligations	(8)	(6)

Net cash (used in) provided by financing activities	(170)	909
Effects of exchange rate changes on cash and cash equivalents	20	(24)

Net decrease in cash and cash equivalents	(750)	(215)
Cash and cash equivalents at beginning of year	2,629	3,357

Cash and cash equivalents at end of period	$1,879	$3,142

Supplemental schedule of cash flow information:
Interest paid	$5	$5

Taxes paid	$2	$13

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on marketable securities	$—	$3

Deferred compensation	$—	$19

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

          The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with CardioGenesis’ audited financial statements and notes thereto for the year ended December 31, 2001, contained in the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”).

          These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has sustained significant losses for the last several years and expects to continue to incur losses through 2002. Management believes its cash balance as of March 31, 2002 is not sufficient to meet the Company’s capital and operating requirements through the end of the fiscal year ending December 31, 2002. CardioGenesis obtained additional funding through the sale of an investment and the sale of common stock through a private placement in April 2002 (See Note 3 — Subsequent Events).

          CardioGenesis may require additional financing in the future. There can be no assurance that CardioGenesis will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to CardioGenesis’ stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on CardioGenesis’ business, operating results and financial condition. CardioGenesis’ long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.

Net Loss Per Share:

          Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Dilutive EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method.

          Options to purchase 2,972,673 and 4,004,834 shares of common stock were outstanding at March 31, 2002 and 2001, respectively. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of March 31, 2002. No warrants were outstanding as of March 31, 2001. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

2.   Inventories:

          Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2002	December 31, 2001

	(unaudited)
Raw materials	$811	$917
Work-in-process	281	323
Finished goods	1,641	1,975

	$2,733	$3,215

3.   Subsequent Events:

          In April 2002, the Company sold its ownership interest in Microheart, Inc. for $2,285,150 and will recognize a gain of an equal amount in the second quarter of 2002. The Company did not incur any costs in conjunction with the sale of this investment.

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

          We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (PMA) application in December of 1999 along with subsequent amendments. On July 9, 2001, the Food and Drug Administration’s Circulatory Devices Panel recommended against approval by the Food and Drug Administration of our PMR device for public sale and use in the United States. However, we are continuing to pursue FDA approval for PMR. There can be no assurance, however, that we will receive a favorable decision from the agency.

          As of March 31, 2002, we had an accumulated deficit of $165,319,000. We expect to continue to incur operating losses through 2002. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

          Net revenues of $3,158,000 for the quarter ended March 31, 2002 increased $47,000, or 2%, when compared to net revenues of $3,111,000 for the quarter ended March 31, 2001.

          For the quarter ended March 31, 2002, domestic laser revenue increased by $497,000 and domestic disposable handpiece revenue decreased by $421,000 compared to the quarter ended March 31, 2001. In the first quarter of 2002, domestic handpiece revenue consisted of $556,000 in sales of product to customers operating under the loaned laser program, of which $68,000 was attributed to premiums associated with such sales. In the first quarter of 2001, domestic handpiece revenue consisted of $815,000 in sales of product to customers operating under the loaned laser program, of which $341,000 was attributed to premiums associated with such sales. In the first quarter of 2002 and 2001, sales of product to customers not operating under the loaned laser program were $1,209,000 and $1,371,000, respectively. International sales, accounting for approximately 10% of net revenues for the quarter ended March 31, 2002, increased $36,000 from the prior year when international sales accounted for 9% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $257,000 decreased $65,000 or 20% for the quarter ended March 31, 2002 when compared to $322,000 for the quarter ended March 31, 2001.

Gross Profit

          Gross profit increased to 74% of net revenues for the quarter ended March 31, 2002 as compared to 51% of net revenues for the quarter ended March 31, 2001. Gross profit in absolute dollars increased by $756,000 to $2,332,000 for the quarter ended March 31, 2002, as compared to $1,576,000 for the quarter ended March 31, 2001. The increase in gross profit resulted from improved margins on lasers and disposables partially as a result of the outsourcing of manufacturing of disposables which occurred in the second half of 2001.

Research and Development

          Research and development expenditures of $206,000 decreased $337,000 or 62% for the quarter ended March 31, 2002 when compared to $543,000 for the quarter ended March 31, 2001. The decrease in overall research and development expense was primarily attributed to a decrease in employee expenses of $288,000 related to reductions in force.

Sales, General and Administrative

          Sales, general and administrative expenditures of $3,372,000 increased $234,000 or 7% for the quarter ended March 31, 2002 when compared to $3,138,000 for the quarter ended March 31, 2001. The increase in expenses resulted primarily from increases in employee expenses and legal expenses of $110,000 and $175,000, respectively, partially offset by lower expenses in other areas.

Non-Operating Expenses

          Equity in net loss of investee of $357,000 in the quarter ended March 31, 2001 represented our share of the net loss of Microheart, Inc., a privately-held company, of which our ownership at the time was approximately 30%. There was no net loss recorded in the quarter ended March 31, 2002 for this investment because we carried no investment balance for Microheart, Inc. in the current period.

Liquidity and Capital Resources

          Cash and cash equivalents were $1,879,000 at March 31, 2002 compared to $2,629,000 at December 31, 2001, a decrease of $750,000. We used $595,000 of cash for operating activities, including funding our operating loss and changes in accounts receivable, inventories and accrued liabilities. Accounts receivable decreased by $886,000 or 38% to $1,444,000 at March 31, 2002 from $2,330,000 at December 31, 2001. The decrease in accounts receivable is attributed to collections on receivables during the first three months of the year and an increase in bad debt reserve of $200,000. Inventories decreased by $482,000 or 15% to $2,733,000 at March 31, 2002 from

$3,215,000 at December 31, 2001 due to product sales in the first three months of the year and laser depreciation on our loaned lasers. Accrued liabilities decreased by $619,000 or 14% to $3,848,000 at March 31, 2002 compared to $4,467,000 at December 31, 2001, primarily due to payments on obligations.

          In the quarter ended March 31, 2002, investing and financing activities used cash of $5,000 and $170,000, respectively. Cash used in financing activities was primarily related to payments on short term borrowings.

          Since our inception, we have satisfied our capital requirements through sales of our equity securities. In addition, our operations have been funded through sales of our products. In April 2002, we sold our ownership interest in Microheart, Inc. for $2,285,150. In April 2002, we sold 500,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. We have incurred significant losses for the last several years and at March 31, 2002 have an accumulated deficit of $165,319,000. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

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

          We believe our cash balance as of March 31, 2002, the borrowing capacity of approximately $750,000 available under our receivable financing arrangement and the infusions to our cash balance in April 2002 will be sufficient to meet our capital and operating requirements through the end of 2002. We believe that if revenues from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

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

          The Food and Drug Administration has approved our TMR product for sale and use by physicians in the United States. At the request of the Food and Drug Administration, we are currently conducting post-market surveillance of our TMR product. We received a letter from the Food and Drug Administration in January of 2001 expressing concern about the progress of our post-market surveillance study for our TMR product. We have submitted a plan to the Food and Drug Administration to enable the timely completion of our post-market surveillance study. However, if we should fail to meet the requirements mandated by the Food and Drug Administration or fail to complete our post-market surveillance study in an acceptable time period, the Food and Drug Administration could withdraw its approval for the sale and use of our TMR product by physicians in the United States. Additionally, though we are not aware of any safety concerns during our on-going post-market surveillance of our TMR product, if concerns over the safety of our TMR product were to arise, the Food and Drug Administration could possibly restrict the currently approved uses of our TMR product. In the future, if the Food and Drug Administration were to withdraw its approval or restrict the range of uses for which our TMR product can be used by physicians, such as restricting TMR’s use with the coronary artery bypass grafting procedure which occurs in more than half the procedures in which TMR is used, either outcome could lead to reduced or no sales of our TMR product in the United States and our business could be adversely affected.

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

          Based on physician feedback, we know that private insurers are reimbursing hospitals and physicians when the procedure is performed on non-Medicare patients. In May 2001, Blue Cross/Blue Shield’s Technology Evaluation Center (“TEC”) assessed our therapy and confirmed that both TMR and TMR used as an adjunct to bypass surgery, “improves net health outcomes.” While TEC decisions are not binding, many Blue Cross/Blue Shield plans and other third-party payors use the Center as a benchmark and adopt into policy those therapies that meet the TEC assessment.

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

          The market price of our common stock has been and may continue to be volatile. For example, during 52-week period ended May 10, 2002, the closing prices of our common stock as reported on the NASDAQ National Market ranged from a high of $3.12 to a low of $0.60. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

          Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The long-term debt at March 31, 2002 consists of an outstanding balance on a lease obligation.

          The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company’s existing cash and cash equivalents and long-term debt instruments:

In Thousands	2002	2003	2004	2005	2006	Total Fair Value

Assets
Cash, cash equivalents	$1,879	$—	$—	$—	$—	$1,879
Weighted average interest rate	1.0%	—	—	—	—	1.0%
Liabilities
Fixed Rate Debt
Lease obligation	$30	$24	$—	$—	$—	$54
Weighted average interest rate	6.8%	6.8%	—	—	—	6.8%

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

Item 2.   Changes in Securities and Use of Proceeds

a)	Pursuant to the Share Purchase Agreement, dated December 21, 2001, between the Registrant and the State of Wisconsin Investment Board (the “Agreement”), the Registrant issued and sold 2,222,225 shares of its common stock to the State of Wisconsin Investment Board in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with the closing of the transaction contemplated by the Agreement, and pursuant to Section 7.7 thereof, the Board of Directors of the Registrant on January 16, 2002 approved and amended the Rights Agreement, dated as of August 17, 2001 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”), to insert the following provision at the end of the definition of “Acquiring Person” in the Rights Agreement:

“The foregoing shall only apply in its entirety to the State of Wisconsin Investment Board (SWIB) as to when SWIB Beneficially Owns 21% or more of the Voting Shares of the Company then outstanding.”

For additional information regarding the amendment to our Rights Agreement, please see our First Amendment to Rights Agreement, dated January 17, 2002, attached hereto as Exhibit 4.1 and our Agreement, attached hereto as Exhibit 4.2, each incorporated herein by reference.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matter to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NUMBER	DESCRIPTION

4.1	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to CardioGenesis’ Form 8-K, filed January 18, 2002).

4.2	Share Purchase Agreement, dated as of December 21, 2001, by and between CardioGenesis Corporation and the State of Wisconsin Investment Board (incorporated by reference to CardioGenesis’ Form 8-K, filed January 18, 2002).

b)	Reports on Form 8-K

A report was filed on January 18, 2002, to announce preliminary financial results for the fourth quarter ended December 31, 2001 and to announce the organizational restructuring which occurred in January 2002. The report also disclosed the approval of an amendment to the Shareholder Rights Agreement pursuant to the Share Purchase Agreement between CardioGenesis Corporation and the State of Wisconsin Investment Board dated December 21, 2001.

CARDIOGENESIS CORPORATION

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant

Date: May 15, 2002	/s/ Michael J. Quinn Michael J. Quinn Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 15, 2002	/s/ Darrell F. Eckstein Darrell F. Eckstein Vice President and Interim Chief Financial Officer

(Principal Accounting and Financial Officer)