Form 10-Q
period 2002-06-30
CARDIOGENESIS CORP /CA
filed 2002-08-14
CIK 863680

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No[   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.

37,058,647 shares of Common Stock, no par value
As of July 31, 2002

CARDIOGENESIS CORPORATION

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30,	December 31,
	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$2,569	$2,629
Accounts receivable, net of allowance for doubtful accounts of $1,314 and $1,114 at June 30, 2002 and December 31, 2001, respectively	1,880	2,330
Inventories, net of reserve of $1,153 and $1,246 at June 30, 2002 and December 31, 2001, respectively	2,369	3,215
Prepaids and other current assets	978	569

Total current assets	7,796	8,743
Property and equipment, net	709	863
Other assets	1,606	1,703

Total assets	$10,111	$11,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,457	$1,548
Accrued liabilities	3,452	4,467
Customer deposits	50	54
Deferred revenue	648	931
Note payable	324	170
Current portion of capital lease obligation	30	30
Current portion of long-term liabilities	125	495

Total current liabilities	6,086	7,695
Capital lease obligation, less current portion	16	32

Total liabilities	6,102	7,727

Shareholders’ equity:
Preferred stock:
no par value; 6,600 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 50,000 shares authorized; 37,059
and 36,507 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	168,236	167,750
Accumulated other comprehensive loss	(45)	(88)
Accumulated deficit	(164,182)	(164,080)

Total shareholders’ equity	4,009	3,582

Total liabilities and shareholders’ equity	$10,111	$11,309

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$3,010	$4,030	$6,168	$7,141
Cost of revenues	672	1,583	1,498	3,118

Gross profit	2,338	2,447	4,670	4,023

Operating expenses:
Research and development	437	706	643	1,249
Sales, general and administrative	3,061	3,756	6,433	6,894
Restructuring costs	—	690	—	690

Total operating expenses	3,498	5,152	7,076	8,833

Operating loss	(1,160)	(2,705)	(2,406)	(4,810)
Interest, net	12	33	19	58
Gain on sale of equity investee	2,285	—	2,285	—
Equity in net loss of investee	—	(295)	—	(652)

Net income (loss)	1,137	(2,967)	(102)	(5,404)

Other comprehensive income:
Unrealized holding losses arising during period	—	(3)	—	—
Foreign currency translation adjustment	23	60	43	33

Other comprehensive income	23	57	43	33

Comprehensive income (loss)	$1,160	$(2,910)	$(59)	$(5,371)

Net income (loss) per share:
Basic and diluted	$0.03	$(0.09)	$(0.00)	$(0.17)

Weighted average shares outstanding:
Basic	36,979	33,631	36,744	32,227

Diluted	37,098	33,631	36,744	32,227

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(102)	$(5,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	246
Gain from sale of equity investee	(2,285)	—
Loss from equity in investee	—	652
Provision for doubtful accounts	200	109
Inventory reserves	339	670
Amortization of deferred compensation	—	56
Accretion of long-term liability	—	19
Amortization of license fees	97	98
Loss on disposal of property and equipment	28	—
Changes in operating assets and liabilities:
Accounts receivable — short term	250	497
Inventories	507	127
Prepaids and other current assets	215	(249)
Accounts receivable — long term	—	(138)
Accounts payable	(91)	(109)
Accrued liabilities	(1,015)	(100)
Current portion of long term liabilities	(370)	—
Long term liabilities	—	(250)
Customer deposits	(4)	—
Deferred revenue	(283)	(249)

Net cash used in operating activities	(2,349)	(4,025)

Cash flows from investing activities:
Proceeds from sale of equity investee	2,285	—
Acquisition of property and equipment	(39)	(19)

Net cash provided by (used in) investing activities	2,246	(19)

Cash flows from financing activities:
Net proceeds from sales of common stock and from issuance of common stock from exercise of options	486	3,709
(Payments on) proceeds from short term borrowings	(470)	305
Repayments of capital lease obligations	(16)	(14)

Net cash provided by financing activities	—	4,000

Effects of exchange rate changes on cash and cash equivalents	43	33

Net decrease in cash and cash equivalents	(60)	(11)
Cash and cash equivalents at beginning of period	2,629	3,357

Cash and cash equivalents at end of period	$2,569	$3,346

Supplemental schedule of cash flow information:
Interest paid	$7	$2

Taxes paid	$2	$26

Supplemental schedule of noncash investing and financing activities:
Deferred compensation	$—	$11

Issuance of warrants	$—	$94

Financing of insurance premiums with note payable	$624	$554

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

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has sustained significant losses for the last several years and expects to continue to incur losses through 2002. Management believes its cash balance as of June 30, 2002 is sufficient to meet the Company’s capital and operating requirements through the end of the fiscal year ending December 31, 2002.

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

Net Income (Loss) Per Share:

     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Dilutive EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method.

     Options to purchase 3,436,303 and 3,186,412 shares of common stock were outstanding at June 30, 2002 and 2001, respectively. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of June 30, 2002 and 2001. For the three months ended June 30, 2002, potentially dilutive securities resulted in potential common shares of approximately 119,000 shares. For the six months ended June 30, 2002 and 2001, and the three months ended June 30, 2001, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

2. Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

	(unaudited)
Raw materials	$573	$917
Work-in-process	248	323
Finished goods	1,548	1,975

	$2,369	$3,215

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

Overview

     CardioGenesis Corporation, formerly known as Eclipse Surgical Technologies, Inc. (“CardioGenesis” or “the Company”), incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous transluminal myocardial revascularization (“PMR”).

     In 1999, we received approval from the Food and Drug Administration (“FDA”) to sell our TMR products in the U.S. on a commercial basis for use with certain medical indications. We have also received the European Conforming Mark (“CE Mark”) allowing the commercial sale of our TMR laser systems and our PMR catheter system to customers in the European Community. Effective July 1999, the Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

     We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (“PMA”) application in 1999 along with subsequent amendments. In July 2001, the FDA’s Circulatory Devices Panel recommended against approval by the FDA of our PMR device for public sale and use in the United States. Following this recommendation, we continued to pursue FDA approval for PMR and in June 2002, we submitted a PMA amendment for PMR to the FDA. There can be no assurance, however, that we will receive a favorable decision from the agency.

     As of June 30, 2002, we had an accumulated deficit of $164,182,000. We expect to continue to incur operating losses through 2002. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

     Net revenues of $3,010,000 for the quarter ended June 30, 2002 decreased $1,020,000, or 25%, when compared to net revenues of $4,030,000 for the quarter ended June 30, 2001.

     For the quarter ended June 30, 2002, domestic handpiece revenue decreased by $564,000 compared to the quarter ended June 30, 2001. In the second quarter of 2002, domestic handpiece revenue consisted of $733,000 in sales to customers operating under the loaned laser program and $1,634,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $167,000 was attributed to premiums associated with handpiece sales. In the second quarter of 2001, domestic handpiece revenue consisted of $1,434,000 in sales of product to customers operating under the loaned laser program and $1,497,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $453,000 was attributed to premiums associated with the handpiece sales.

     For the quarter ended June 30, 2002, domestic laser revenue decreased by $39,000 compared to the same quarter in 2001. International sales, accounting for approximately 1% of net revenues for the quarter ended June 30, 2002, decreased $393,000 from the prior year when international sales accounted for 11% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $215,000 decreased $24,000 or 10% for the quarter ended June 30, 2002 when compared to $239,000 for the quarter ended June 30, 2001.

     Net revenues of $6,168,000 for the six months ended June 30, 2002 decreased $973,000, or 14%, when compared to net revenues of $7,141,000 for the six months ended June 30, 2001.

     For the six months ended June 30, 2002, domestic handpiece revenue decreased by $985,000 compared to the six months ended June 30, 2001. In the first six months of 2002, domestic handpiece revenue consisted of $1,289,000 in sales to customers operating under the loaned laser program and $2,843,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $235,000 was attributed to premiums associated with handpiece sales. In the first six months of 2001, domestic handpiece revenue consisted of $2,249,000 in sales of product to customers operating under the loaned laser program and $2,868,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $794,000 was attributed to premiums associated with the handpiece sales.

     For the six months ended June 30, 2002, domestic laser revenue increased by $458,000 compared to the same period in 2001. International sales, accounting for approximately 6% of net revenues for the six months ended June 30, 2002, decreased $357,000 from the same period in the prior year when international sales accounted for 10% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $472,000 decreased $89,000 or 16% for the six months ended June 30, 2002 when compared to $561,000 for the six months ended June 30, 2001.

Gross Profit

     Gross profit increased to 78% of net revenues for the quarter ended June 30, 2002 as compared to 61% of net revenues for the quarter ended June 30, 2001. Gross profit in absolute dollars decreased by $109,000 to $2,338,000 for the quarter ended June 30, 2002, as compared to $2,447,000 for the quarter ended June 30, 2001. Gross profit increased to 76% of net revenues for the six months ended June 30, 2002 as compared to 56% of net revenues for the six months ended June 30, 2001. Gross profit in absolute dollars increased by $647,000 to $4,670,000 for the six months ended June 30, 2002, as compared to $4,023,000 for the six months ended June 30, 2001. The increase in gross margin as a percent of net revenues for the quarter and year ended June 30, 2002 resulted from improved margins on lasers sold as well as improved margins on disposable handpieces as a result of the outsourcing of disposables manufacturing which took place in the second half of 2001.

Research and Development

     Research and development expenditures of $437,000 decreased $269,000 or 38% for the quarter ended June 30, 2002 when compared to $706,000 for the quarter ended June 30, 2001. The decrease in overall research and development expense was primarily attributed to a decrease in employee expenses of $136,000 related to reductions in workforce and decreases in outside services and facilities costs of $83,000 and $30,000, respectively.

     Research and development expenditures of $643,000 decreased $606,000 or 49% for the six months ended June 30, 2002 when compared to $1,249,000 for the six months ended June 30, 2001. The decrease in overall research and development expense was primarily attributed to a decrease in employee expenses of approximately $378,000 related to reductions in workforce and decreases in outside services and facilities costs of $171,000 and

$60,000, respectively.

Sales, General and Administrative

     Sales, general and administrative expenditures of $3,061,000 decreased $695,000 or 19% for the quarter ended June 30, 2002 when compared to $3,756,000 for the quarter ended June 30, 2001. The decrease in expenses resulted primarily from decreases in employee expenses, outside services and facilities costs of $504,000, $152,000 and $132,000, respectively, offset by an increase in advertising and marketing expenses of $73,000.

     Sales, general and administrative expenditures of $6,433,000 decreased $461,000 or 7% for the six months ended June 30, 2002 when compared to $6,894,000 for the six months ended June 30, 2001. The decrease in expenses resulted primarily from decreases in employee expenses and facilities costs of $488,000 and $230,000, respectively, offset by increases in legal expenses and outside services costs of $132,000 and $122,000, respectively.

Non-Operating Expenses

     In the second quarter of 2002, we recorded a gain of $2,285,000 resulting from the sale of our minority interest in Microheart.

     Equity in net loss of investee of $295,000 and $652,000 for the three and six months ended June 30, 2001, respectively, represented our share of the net loss of Microheart, Inc., a privately-held company in which our ownership was approximately 30%. There was no net loss recorded for this investment in the same periods in 2002 because we carried no investment balance for Microheart in 2002.

Net Income

     Net income of $1,137,000 increased $4,104,000 for the quarter ended June 30, 2002 when compared to a net loss of $2,967,000 for the quarter ended June 30, 2001. The increase in net income is primarily related to the gain of $2,285,000 on the sale of our ownership interest in Microheart, as well as an increase in gross profit and reduced operating expenses.

     Net loss of $102,000 decreased $5,302,000 for the six months ended June 30, 2002 when compared to a net loss of $5,404,000 for the six months ended June 30, 2001. The decrease in net loss is primarily related to the gain of $2,285,000 on the sale of our ownership interest in Microheart coupled with a 50% decrease in operating expenses resulting from our cost containment efforts and improved margins on sales.

Liquidity and Capital Resources

     Cash and cash equivalents were $2,569,000 at June 30, 2002 compared to $2,629,000 at December 31, 2001, a decrease of $60,000. We used $2,349,000 of cash for operating activities in the six months ended June 30, 2002 to fund our operating loss and to pay accrued liabilities. Accrued liabilities decreased by $1,015,000 to $3,452,000 at June 30, 2002 compared to $4,467,000 at December 31, 2001, primarily due to payments on obligations.

     Cash provided by investing activities in the six months ended June 30, 2002 was $2,246,000, primarily from the proceeds of $2,285,000 from the sale of our ownership interest in Microheart, Inc. Cash used in financing activities consisted of $486,000 in payments on short term borrowings and capital lease obligations. This was offset by cash proceeds related to financing activities of $486,000 related to the sale of our common stock in the second quarter of 2002.

     Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities. In addition, our operations have been funded through sales of our products. In April 2002, we sold our ownership interest in Microheart, Inc. for $2,285,000. In April 2002, we sold 500,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. We have incurred significant operating losses for the last several years and at June 30, 2002 have an accumulated deficit of $164,182,000. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

     We believe our cash balance as of June 30, 2002 and the borrowing capacity of approximately $1,000,000 available under our receivable financing arrangement will be sufficient to meet our capital and operating requirements through the end of 2002. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly curtail our operations until an appropriate solution is implemented.

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

     Our common stock could be delisted in the future by the Nasdaq National Market.

     The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of medical device companies could depress our stock price regardless of our operating results. Our common stock could be delisted in the future by the Nasdaq National Market (“Nasdaq”) if we do not meet Nasdaq’s continued listing standards. We have received notice from Nasdaq that we could be delisted because our common stock has traded under $1.00 for more than 30 consecutive days. If we are unable to regain compliance with the $1.00 Nasdaq listing standard, our common stock could be delisted from Nasdaq. In addition, if our net tangible assets fall below $4 million, or if we do not in the future meet Nasdaq’s $10 million in stockholder’s equity test starting November 1, 2002, we would be in violation of Nasdaq’s continued listing standards. If our common stock were delisted from Nasdaq, then we could apply for listing on the Nasdaq SmallCap Market or explore becoming listed on an alternative market. Delisting from Nasdaq could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future.

     The price of our common stock may fluctuate significantly, which may result in losses for investors.

     The market price of our common stock has been and may continue to be volatile. For example, during 52-week period ended July 31, 2002, the closing prices of our common stock as reported on Nasdaq ranged from a high of $1.65 to a low of $0.61. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

     We may fail to obtain required regulatory approvals in the United States to market our PMR laser system.

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

     Positive endorsements by physicians are essential for clinical adoption of our TMR and PMR laser systems. Clinical adoption of these products will depend upon:

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

     Our operating results have fluctuated significantly from quarter-to-quarter and are expected to fluctuate significantly from quarter-to-quarter. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Due to the emerging nature of the markets in which we compete, forecasting operating results is difficult and unreliable. Over the past year, our revenue has been lower than anticipated, largely attributable to the transition to our new sales strategy. It is likely or possible that our operating results for a future quarter will fall below the expectations of public market analysts and investors. When this occurred in the past, the price of our common stock fell substantially, and if this occurs again, the price of our common stock may fall again, perhaps substantially.

     We may not be able to successfully market our products if third party reimbursement for the procedures performed with our products is not available for our health care provider customers.

     Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. Effective July 1, 1999 the Centers for Medicare and Medicaid Services (“CMS”), formerly the Health Care Financing Administration, commenced Medicare coverage for TMR systems for any manufacturer’s TMR procedures. Hospitals and physicians are now eligible to receive Medicare reimbursement covering 100% of the costs for TMR procedures. The CMS has not approved reimbursement for PMR. If it does not in the future provide reimbursement, our ability to successfully market and sell our PMR products will be harmed.

     Even though Medicare beneficiaries appear to account for a majority of all patients treated with the TMR procedure, the remaining patients are beneficiaries of private insurance and private health plans. If private insurance and private health plans do not provide reimbursement, our business will suffer.

     We face competition from our competitor’s products which could limit market acceptance of our products and render our products obsolete.

     The market for TMR laser systems is competitive. If our competitor is more effective in developing new products and procedures and marketing existing and future products, our business will suffer. The market for TMR laser systems is characterized by rapid technical innovation. We currently compete with PLC Systems. PLC Systems recently announced that Edwards Life Sciences has exercised its option to assume full sales and marketing responsibility in the U.S. for PLC’s TMR Heart Laser 2 System and associated kits pursuant to a co-marketing agreement between the two companies that was signed in January 2001. Accordingly, our current or future competitors may succeed in developing TMR products or procedures that:

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

     During the last six months, we have had significant changes in our senior management team. In January 2002, our former Chief Financial Officer, J. Stephen Wilkins, resigned and was replaced by Darrell Eckstein who was originally hired in December 2000 as our Vice President of Operations. Also in January 2002, our Vice President of Sales, Thomas Kinder, resigned and was replaced by Michael A. Tuckerman. In May 2002, Mr. Eckstein was promoted to President and Chief Operating Officer, and he currently serves as Acting Chief Financial Officer.

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

     Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The long-term debt at June 30, 2002 consists of an outstanding balance on a lease obligation.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company’s existing cash and cash equivalents and long-term debt instruments:

						Total Fair
In Thousands	2002	2003	2004	2005	2006	Value

Assets
Cash, cash equivalents	$2,569	$—	$—	$—	$—	$2,569
Weighted average interest rate	1.0%	—	—	—	—	1.0%
Liabilities
Fixed Rate Debt
Lease obligation	$30	$16	$—	$—	$—	$46
Weighted average interest rate	6.8%	6.8%	—	—	—	6.8%

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

Part II Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

a)	Pursuant to the Share Purchase Agreement (the “Share Purchase Agreement”), dated April 10, 2002, between the Company and the State of Wisconsin Investment Board (the “Agreement”), the Company issued and sold 500,000 shares of its common stock to the State of Wisconsin Investment Board in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The exemption was claimed in reliance on Section 4(2) of the Securities Act based upon the fact that the securities were sold to a sophisticated offeree provided with sufficient information regarding the securities and the Company in a non-public offering. In connection with the sale the Company received net proceeds of $486,000. The Company used the proceeds from the sale for general corporate purposes.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At CardioGenesis Corporation’s Annual Meeting of Shareholders held on May 31, 2002, the following proposals were adopted by the margins indicated.

1.	To elect five (5) directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified. Other than the directors listed below there were no other directors whose term of office continued.

	Number of Shares Voted:

	For	Withheld

Michael J. Quinn	34,970,192	1,109,752
Jack M. Gill, Ph.D.	34,984,160	1,095,784
Joseph R. Kletzel, II	34,978,860	1,101,084
Robert L. Mortensen	34,988,660	1,091,284
Robert C. Strauss	34,985,360	1,094,584

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of CardioGenesis Corporation for the fiscal year ending December 31, 2002.

Number of Shares Voted:

For	Against	Abstain/ Broker Non-Vote

35,906,867	99,027	74,050

3.	To approve an amendment to the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares.

Number of Shares Voted:

For	Against	Abstain/ Broker Non-Vote

32,650,458	3,361,332	68,154

4.	To approve an amendment to the Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 250,000 shares.

Number of Shares Voted:

For	Against	Abstain/ Broker Non-Vote

32,526,709	3,434,013	119,222

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NUMBER	DESCRIPTION

10.12	Employment agreement dated June 1, 2002 between the Company and Darrell F. Eckstein, President, Chief Operating Officer and Acting Chief Financial Officer.
10.13	Amendment to employment agreement between the Company and Michael J. Quinn, Chief Executive Officer, dated July 3, 2002.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	DESCRIPTION

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K
A report was filed on April 5, 2002, to report under Item 2, Acquisition of Assets, the sale of CardioGenesis Corporation’s ownership of Microheart, Inc., a privately owned entity in which the ownership was approximately 30%, and under Item 5, Other Events, CardioGenesis’ sale of common stock to the State of Wisconsin Investment Board.

CARDIOGENESIS CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant

Date: August 14, 2002	/s/ Michael J. Quinn Michael J. Quinn Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2002	/s/ Darrell F. Eckstein Darrell F. Eckstein President, Chief Operating Officer and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.12	Employment agreement dated June 1, 2002 between the Company and Darrell F. Eckstein, President, Chief Operating Officer and Acting Chief Financial Officer.
10.13	Amendment to employment agreement between the Company and Michael J. Quinn, Chief Executive Officer, dated July 3, 2002.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.