Form 10-Q
period 2002-09-30
CARDIOGENESIS CORP /CA
filed 2002-11-14
CIK 863680

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission file number 0-28288

CARDIOGENESIS CORPORATION

(formerly known as Eclipse Surgical Technologies, Inc.)
(Exact name of Registrant as specified in its charter)

California	77-0223740

(State of incorporation)	(I.R.S. EmployerIdentification Number)

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
As of October 31, 2002

CARDIOGENESIS CORPORATION

CARDIOGENESIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

ASSETS

	September 30,	December 31,

	2002	2001

Current assets:
Cash and cash equivalents	$1,801	$2,629
Accounts receivable, net of allowance for doubtful accounts of $1,299 and $1,114 at September 30, 2002 and December 31, 2001, respectively	1,876	2,330
Inventories, net of reserve of $273 and $1,246 at September 30, 2002 and December 31, 2001, respectively	2,083	3,215
Prepaids and other current assets	766	569

Total current assets	6,526	8,743
Property and equipment, net	655	863
Other assets	1,557	1,703

Total assets	$8,738	$11,309

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,357	$1,548
Accrued liabilities	3,073	4,467
Customer deposits	50	54
Deferred revenue	602	931
Note payable	162	170
Current portion of capital lease obligation	30	30
Current portion of long-term liabilities	—	495

Total current liabilities	5,274	7,695
Capital lease obligation, less current portion	9	32

Total liabilities	5,283	7,727

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 50,000 shares authorized; 37,059 and 36,507 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	168,236	167,750
Accumulated other comprehensive loss	(23)	(88)
Accumulated deficit	(164,758)	(164,080)

Total shareholders’ equity	3,455	3,582

Total liabilities and shareholders’ equity	$8,738	$11,309

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$3,210	$4,221	$9,378	$11,362
Cost of revenues	695	1,627	2,193	4,745

Gross profit	2,515	2,594	7,185	6,617

Operating expenses:
Research and development	(261)	337	382	1,586
Sales, general and administrative	3,357	4,309	9,790	11,203
Restructuring costs	—	442	—	1,132

Total operating expenses	3,096	5,088	10,172	13,921

Operating loss	(581)	(2,494)	(2,987)	(7,304)
Interest, net	5	13	24	71
Gain on sale of equity investee	—	—	2,285	—
Equity in net loss of investee	—	—	—	(652)

Net loss	(576)	(2,481)	(678)	(7,885)

Other comprehensive income (loss):
Foreign currency translation adjustment	23	(74)	65	(41)

Other comprehensive income (loss)	23	(74)	65	(41)

Comprehensive loss	$(553)	$(2,555)	$(613)	$(7,926)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.02)	$(0.24)

Weighted average shares outstanding	37,059	34,209	36,850	32,866

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(678)	$(7,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	352
Gain from sale of equity investee	(2,285)	—
Loss from equity in investee	—	652
Provision for doubtful accounts	260	135
Inventory reserves	685	932
Amortization of deferred compensation	—	57
Accretion of long-term liability	—	26
Amortization of license fees	146	156
Loss on disposal of property and equipment	28	—
Reduction of clinical trial accrual	(684)	—
Changes in operating assets and liabilities:
Accounts receivable – short term	194	(127)
Inventories	447	643
Prepaids and other current assets	427	49
Accounts receivable – long term	—	(138)
Other assets	—	(19)
Accounts payable	(191)	239
Accrued liabilities	(710)	(195)
Current portion of long term liabilities	(495)	(10)
Long term liabilities	—	(365)
Customer deposits	(4)	—
Deferred revenue	(329)	(414)

Net cash used in operating activities	(2,950)	(5,912)

Cash flows from investing activities:
Proceeds from sale of equity investee	2,285	—
Acquisition of property and equipment	(59)	(302)

Net cash provided by (used in) investing activities	2,226	(302)

Cash flows from financing activities:
Net proceeds from sales of common stock and from issuance of common stock from exercise of options	486	3,697
(Payments on) proceeds from short term borrowings	(632)	205
Repayments of capital lease obligations	(23)	(21)

Net cash (used in) provided by financing activities	(169)	3,881

Effects of exchange rate changes on cash and cash equivalents	65	(41)

Net decrease in cash and cash equivalents	(828)	(2,374)
Cash and cash equivalents at beginning of period	2,629	3,357

Cash and cash equivalents at end of period	$1,801	$983

Supplemental schedule of cash flow information:
Interest paid	$10	$18

Taxes paid	$26	$49

Supplemental schedule of noncash investing and financing activities:
Deferred compensation	$—	$(4)

Issuance of warrants	$—	$94

Financing of insurance premiums with note payable	$624	$554

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

                 These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has sustained significant losses for the last several years and expects to continue to incur losses through 2002. Management believes its cash balance as of September 30, 2002 is sufficient to meet the Company’s capital and operating requirements through the end of the fiscal year ending December 31, 2002, but may not be sufficient to meet requirements through the corresponding period ending September 30, 2003.

                 CardioGenesis may require additional financing in 2003. There can be no assurance that CardioGenesis will be able to obtain additional debt or equity financing when needed, on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to CardioGenesis’ stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on CardioGenesis’ business, operating results and financial condition. CardioGenesis’ long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.

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

                 Options to purchase 3,520,474 and 4,035,728 shares of common stock were outstanding at September 30, 2002 and 2001, respectively. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of September 30, 2002 and 2001. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

2. Inventories:

                 Inventories are stated at lower of cost or market and consist of the following (in thousands, unaudited):

	September 30,	December 31,

	2002	2001

Raw materials	$1,147	$917
Work-in-process	358	323
Finished goods	578	1,975

	$2,083	$3,215

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

                 CardioGenesis Corporation, formerly known as Eclipse Surgical Technologies, Inc. (“CardioGenesis”, “the Company”, or “we”), incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous transluminal myocardial revascularization (“PMR”).

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

                 In 1999, we submitted a Pre Market Approval (“PMA”) application to the FDA along with subsequent amendments for the approval of our PMR device. In July 2001, the FDA’s Circulatory Devices Panel recommended against approval by the FDA of our PMR device for public sale and use in the United States. We have continued to pursue FDA approval for PMR and in July 2002, we submitted a PMA amendment for PMR to the FDA. There can be no assurance, however, that we will receive a favorable decision from the agency.

                 As of September 30, 2002, we had an accumulated deficit of $164,758,000. We expect to continue to incur operating losses through 2002. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

                 Net revenues of $3,210,000 for the quarter ended September 30, 2002 decreased $1,011,000, or 24%, when compared to net revenues of $4,221,000 for the quarter ended September 30, 2001. The decrease in net revenues is primarily attributed to a decrease in laser revenue of $620,000. The decrease in laser revenue is primarily attributed to a decrease in lasers sold outright when comparing the third quarter of 2002 to 2001. For the quarter ended September 30, 2002, domestic handpiece revenue decreased by $208,000 compared to the quarter ended September 30, 2001. In the third quarter of 2002, domestic handpiece revenue consisted of $1,230,000 in sales to customers operating under the loaned laser program and $1,003,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $217,000 was attributed to premiums associated with handpiece sales. In the third quarter of 2001, domestic handpiece revenue consisted of $1,206,000 in sales of product to customers operating under the loaned laser program and $1,235,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $313,000 was attributed to premiums associated with the handpiece sales.

                 For the quarter ended September 30, 2002, domestic laser revenue decreased by $620,000 compared to the same quarter in 2001. International sales, accounting for approximately 1% of net revenues for the quarter ended September 30, 2002, decreased $186,000 from the prior year when international sales accounted for 5% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $264,000 increased $3,000 for the quarter ended September 30, 2002 when compared to $261,000 for the quarter ended September 30, 2001.

                 Net revenues of $9,378,000 for the nine months ended September 30, 2002 decreased $1,984,000, or 17%, when compared to net revenues of $11,362,000 for the nine months ended September 30, 2001. The decrease in net revenues is primarily attributed to a decrease in domestic hand piece revenue of $1,198,000 and a decrease in international sales of $544,000. The decrease in hand piece revenue is primarily attributed to our current strategy of concentrating our sales resources on increasing procedure volume in our existing installed base, which has had the effect of reducing revenues from laser placements and outright laser sales, when compared to the levels attained in the first nine months of 2001. The decline in new laser placements, when compared to prior year periods, has resulted in a year-over-year reduction in the number of hand pieces sold as each shipped laser is normally accompanied by an order for several hand pieces. For the nine months ended September 30, 2002, domestic handpiece revenue decreased by $1,198,000 compared to the nine months ended September 30, 2001. In the first nine months of 2002, domestic handpiece revenue consisted of $2,519,000 in sales to customers operating under the loaned laser program and $3,841,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $452,000 was attributed to premiums associated with handpiece sales. In the first nine months of 2001, domestic handpiece revenue consisted of $3,455,000 in sales of product to customers operating under the loaned laser program and $4,103,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $1,108,000 was attributed to premiums associated with the handpiece sales.

                 For the nine months ended September 30, 2002, domestic laser revenue decreased by $163,000 compared to the same period in 2001. International sales, accounting for approximately 4% of net revenues for the nine months ended September 30, 2002, decreased $544,000 from the same period in the prior year when international sales accounted for 8% of total sales. In addition, service and other revenue of $743,000 decreased $79,000 for the nine months ended September 30, 2002 when compared to $822,000 for the nine months ended September 30, 2001.

Gross Profit

                 Gross profit increased to 78% of net revenues for the quarter ended September 30, 2002 as compared to 61% of net revenues for the quarter ended September 30, 2001. Gross profit in absolute dollars decreased by $79,000 to $2,515,000 for the quarter ended September 30, 2002, as compared to $2,594,000 for the quarter ended September 30, 2001. Gross profit increased to 77% of net revenues for the nine months ended September 30, 2002 as compared to 58% of net revenues for the nine months ended September 30, 2001. Gross profit in absolute dollars increased by $568,000 to $7,185,000 for the nine months ended September 30, 2002, as compared to $6,617,000 for the nine months ended September 30, 2001. The increase in gross margin as a percent of net revenues for the quarter and nine months ended September 30, 2002 resulted from improved margins on lasers sold as well as improved margins on disposable handpieces due to the outsourcing of disposables manufacturing, which took place in the second half of 2001.

Research and Development

                 Research and development expenditures decreased $598,000 or 177% resulting in income of $261,000 for the quarter ended September 30, 2002 when compared to expense of $337,000 for the quarter ended September 30, 2001. The decrease in overall research and development expense was primarily attributed to a $684,000 reduction of accrued liabilities established in prior periods for research and development costs associated with estimated clinical trial obligations, as well as a decrease in employee expenses of approximately $90,000 related to a reduction in workforce, and partially offset by an increase in outside services of $165,000.

                 Research and development expenditures of $382,000 decreased $1,204,000 or 76% for the nine months ended September 30, 2002 when compared to $1,586,000 for the nine months ended September 30, 2001. The decrease in overall research and development expense was primarily attributed to a $684,000 reduction of accrued liabilities established in prior periods for research and development costs associated with estimated clinical trial obligations. In addition, employee expenses decreased by approximately $1,000,000 related to reductions in workforce. These decreases were partially offset by increases in outside services of approximately $450,000.

Sales, General and Administrative

                 Sales, general and administrative expenditures of $3,357,000 decreased $952,000 or 22% for the quarter ended September 30, 2002 when compared to $4,309,000 for the quarter ended September 30, 2001. The decrease in expenses resulted primarily from decreases in employee expenses and facilities costs of $639,000 and $201,000, respectively.

                 Sales, general and administrative expenditures of $9,790,000 decreased $1,413,000 or 13% for the nine months ended September 30, 2002 when compared to $11,203,000 for the nine months ended September 30, 2001. The decrease in expenses resulted primarily from decreases in employee expenses and facilities costs of $875,000 and $528,000, respectively.

Restructuring Costs

                 We incurred restructuring costs of $442,000 and $1,132,000 for three and nine months ended September 30, 2001, respectively. No restructuring charges were incurred in 2002.

Non-Operating Expenses

                 In the second quarter of 2002, we recorded a gain of $2,285,000 resulting from the sale of our minority interest in Microheart.

                 Equity in net loss of investee of $652,000 for the nine months ended September 30, 2001 represented our share of the net loss of Microheart, Inc., a privately-held company in which our ownership was approximately 30%. There was no net loss recorded for this investment in the same period in 2002 because we had previously reduced the investment balance to zero.

Net Loss

                 The net loss of $576,000 decreased $1,905,000 for the quarter ended September 30, 2002 when compared to $2,481,000 for the quarter ended September 30, 2001. The decrease in net loss is primarily related to reduced operating expenses, including restructuring costs, as well as the reduction of accrued liabilities established in prior periods for research and development costs associated with estimated clinical trial obligations.

                 The net loss of $678,000 decreased $7,207,000 for the nine months ended September 30, 2002 when compared to $7,885,000 for the nine months ended September 30, 2001. The decrease in net loss is primarily related to an increase in gross profit of $568,000, reduced operating expenses of $3,749,000, including restructuring costs and the effect of the third quarter 2002 reduction of accrued liabilities associated with estimated clinical trial obligations, and the gain of $2,285,000 from the sale of our minority interest in Microheart in the second quarter of 2002.

Liquidity and Capital Resources

                 Cash and cash equivalents were $1,801,000 at September 30, 2002 compared to $2,629,000 at December 31, 2001, a decrease of $828,000. We used $2,950,000 of cash for operating activities in the nine months ended September 30, 2002 primarily to fund our operating loss and to pay accrued liabilities and the current portion of long term liabilities. Accrued liabilities and the current portion of long term liabilities decreased by $710,000 and $495,000, respectively, from December 31, 2001 to September 30, 2002, primarily due to payments on obligations.

                 Cash provided by investing activities in the nine months ended September 30, 2002 was $2,226,000, primarily from the proceeds of $2,285,000 from the sale of our ownership interest in Microheart, Inc. Cash used in financing activities consisted primarily of $655,000 in payments on short term borrowings offset by cash proceeds of $486,000 related to the sale of our common stock in the second quarter of 2002.

                 Since our inception, we have satisfied our capital requirements primarily through sales of our equity securities. In addition, our operations have been funded through sales of our products. In April 2002, we sold our ownership interest in Microheart, Inc. for $2,285,000. In April 2002, we sold 500,000 shares of common stock to a governmental entity at a negotiated purchase price of $1.00 per share. We have incurred significant operating losses for the last several years and at September 30, 2002 have an accumulated deficit of $164,758,000. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations in the future and may require raising additional capital in 2003. Our plans include increasing revenue by increasing our direct sales and marketing efforts on existing products, achieving timely regulatory approval for certain other products and may require obtaining additional debt or equity financing.

                 We believe our cash balance as of September 30, 2002 and the borrowing capacity of approximately $1,000,000 available under our receivable financing arrangement will be sufficient to meet our capital and operating requirements through the end of 2002 but may not be sufficient to meet the requirements through the corresponding period ending September 30, 2003. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly curtail our operations until an appropriate solution is implemented and such actions could have a material adverse effect on the business, operating results and financial condition.

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

                 Our common stock could be delisted in the future by the Nasdaq SmallCap Market.

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

                 On October 2, 2002, the trading of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market because we did not meet the minimum $1.00 per share closing bid price requirement for continued listing on the Nasdaq National Market. By transferring to the Nasdaq SmallCap Market, we have until December 24, 2002 to comply with the minimum $1.00 per share closing bid price requirement. Our common stock could be delisted in the future by the Nasdaq SmallCap Market if we do not meet the continued listing standards. Delisting from the Nasdaq SmallCap Market could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future.

                 The price of our common stock may fluctuate significantly, which may result in losses for investors.

                 The market price of our common stock has been and may continue to be volatile. For example, during 52-week period ended October 31, 2002, the closing prices of our common stock as reported on Nasdaq ranged from a high of $1.44 to a low of $0.56. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

                 The Food and Drug Administration has not approved our PMR laser systems for any application in the United States. The Circulatory Devices Panel of the Food and Drug Administration recommended in July 2001 that the Food and Drug Administration not approve our PMR device for public sale and use in the United States based on concerns related to the safety of the device and the data regarding adverse events in the clinical trials. In July 2002, we submitted a PMA amendment for PMR. Although we do not expect to conduct further clinical trials of our PMR device, this recommendation has necessitated the further investment of additional resources toward obtaining the Food and Drug Administration’s approval of our PMR device. We will not be able to derive any revenue from the sale of that device in the United States until such time, if any, that the Food and Drug Administration approves the device. Such inability to realize revenue from sales of our PMR device in the United States may have an adverse effect on our results of operations.

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

                 Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. Effective July 1, 1999 the Centers for Medicare and Medicaid Services, (“CMS”) formerly the Health Care Financing Administration, commenced Medicare coverage for TMR systems for any manufacturer’s TMR procedures. Hospitals and physicians are now eligible to receive Medicare reimbursement covering 100% of the costs for TMR procedures. The CMS has not approved reimbursement for PMR. If it does not in the future provide reimbursement, our ability to successfully market and sell our PMR products will be harmed.

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

                 During the last nine months, we have had significant changes in our senior management team. In January 2002, our former Chief Financial Officer, J. Stephen Wilkins, resigned and was replaced by Darrell Eckstein who was originally hired in December 2000 as our Vice President of Operations. Also in January 2002, our Vice President of Sales, Thomas Kinder, resigned and was replaced by Michael A. Tuckerman. In May 2002, Mr. Eckstein was promoted to President and Chief Operating Officer, and he currently serves as Acting Chief Financial Officer.

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

                 Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The long-term debt at September 30, 2002 consists of an outstanding balance on a lease obligation.

                 The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company’s existing cash and cash equivalents and long-term debt instruments:

	In Thousands	2002	2003	2004	2005	2006	Total Fair Value

Assets	Cash, cash equivalents	$1,801	$—	$—	$—	$—	$1,801
	Weighted average interest rate	1.0%	—	—	—	—	1.0%
Liabilities	Fixed Rate Debt
	Lease obligation	$30	$9	$—	$—	$—	$39
	Weighted average interest rate	6.8%	6.8	—	—	—	6.8%

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

Item 4.   Controls and Procedures

                 (a)     Evaluation of Disclosure Controls and Procedures:

                 The Company ’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company to be included in the Company’s periodic filings under the Exchange Act.

                 (b)     Changes in Internal Controls:

                 Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II Other Information

Item 1.      Legal Proceedings

                 None.

Item 2.    Changes in Securities and Use of Proceeds

                 None.

Item 3.      Defaults Upon Senior Securities

                 None.

Item 4.      Submission of Matters to a Vote of Security Holders

                 None.

Item 5.      Other Information

                 None.

Item 6.       Exhibits and Reports on Form 8-K

                 a)     Exhibits required to be filed by Item 601 of Regulation S-K

None.

                 b)     Reports on Form 8-K

None.

CARDIOGENESIS CORPORATION

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: November 14, 2002	/s/ Michael J. Quinn

Michael J. Quinn
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2002	/s/ Darrell F. Eckstein

Darrell F. Eckstein
President, Chief Operating Officer and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Michael J. Quinn, certify that:

1.	have reviewed this quarterly report on Form 10-Q of CardioGenesis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL J. QUINN

Michael J. Quinn
Chief Executive Officer
November 14, 2002

I, Darrell F. Eckstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CardioGenesis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DARRELL F. ECKSTEIN

Darrell F. Eckstein
Acting Chief Financial Officer
November 14, 2002