Form 10-K
period 2002-12-31
CARDIOGENESIS CORP /CA
filed 2003-03-31
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 0-28288

CardioGenesis Corporation

(formerly known as Eclipse Surgical Technologies, Inc.)
(Exact name of Registrant as specified in its charter)

California	77-0223740
(State of incorporation)	(I.R.S. Employer Identification Number)

26632 Towne Center Drive, Suite 320

Foothill Ranch, California 92610
(Address of principal executive officers)

(714) 649-5000

(Registrant’s telephone number, including area code)

Title of Each Class	Name of Exchange on Which Registered

Common Stock, no par value	Nasdaq SmallCap Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)

Yes ☐          No ☑

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $26,581,683 as of June 28, 2002, based upon the closing sale price reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the last practicable date.

37,120,925 shares

As of March 17, 2003

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

      We received CE Mark approval for our TMR system in May 1997 and our PMR system in April 1998. On February 11, 1999, we received final approval from the Food and Drug Administration (“FDA”) for our TMR products for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization. Effective July 1, 1999, the Health Care Financial Administration began to provide Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

      We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval application (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We expect the Dispute Resolution Panel to convene in the second quarter of 2003. There can be no assurance, however, that we will receive a favorable decision from the FDA.

      On March 17, 1999, we merged with the former CardioGenesis Corporation. Under the terms of the combination, each share of the former CardioGenesis common stock was converted into 0.8 of a share of our common stock, and the former CardioGenesis has become a wholly owned subsidiary of ours. As a result of the transaction, our outstanding shares increased by approximately 9.9 million shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the included financial information has been restated as if the combined entity existed for the 1999 period prior to the merger.

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

The TMR and PMR Procedures

      TMR is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to supply blood to ischemic, or oxygen-deprived regions of the myocardium and reduce angina in the patient. TMR can be performed using open chest surgery or minimally invasive surgery through a small incision between the ribs. TMR offers end-stage cardiac patients who have regions of ischemia not amenable to PTCA or CABG a means to alleviate their symptoms and improve their quality of life. We have received FDA approval for U.S. commercial distribution of our TMR laser system for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

      PMR is an interventional procedure performed by a cardiologist. PMR is based upon the same principles as TMR, but the procedure is much less invasive. The patient is under local anesthesia and is treated through a catheter inserted in the femoral artery at the top of the leg. A laser transmitting catheter is threaded up into the heart chamber, where channels are created in the inner portion of the myocardium (i.e. heart muscle). We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval application in December 1999 along with subsequent amendments. As discussed below under the caption “Regulatory Status,” the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We expect the Dispute Resolution Panel to convene in the second quarter of 2003. There can be no assurance, however, that we will receive a favorable decision from the FDA.

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

• Demonstrate Clinical Utility of PMR. We are seeking to demonstrate the clinical safety and effectiveness of PMR. We have completed a pivotal clinical trial regarding PMR, and the study results were submitted to the FDA in a Pre Market Approval Supplemental application in December 1999. As discussed below under the caption “Regulatory Status,” the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We expect the Dispute Resolution Panel to convene in the second quarter of 2003. There can be no assurance, however, that we will receive a favorable decision from the FDA.

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

Regulatory Status

      On February 11, 1999, we received approval from the FDA for use of our TMR 2000 laser console and SoloGrip handpiece for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

      We have completed pivotal clinical trials involving PMR and study results were submitted in a PMA application to the FDA in December 1999 along with subsequent amendments. The PMR study compares PMR to conventional medical therapy in patients with no option for other treatment. In July 2001, the FDA Advisory Panel recommended against approval by the FDA of our PMR device for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We expect the Dispute Resolution Panel to convene in the second quarter of 2003. There can be no assurance, however, that we will receive a favorable decision from the FDA.

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

      In the United States, we currently offer a laser base unit at a current end user list price of $355,000 per unit, and the disposable TMR handpiece (at least one of which must be used with each TMR procedure) at an end user unit list price of $2,995. In order to accelerate market adoption of the TMR procedure, we intend to continue to either sell lasers to hospitals outright or loan lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price.

      Internationally, we sell our products through a direct sales and support organization and distributors and agents.

      We have developed, in conjunction with several major hospitals using our TMR or PMR products, a training program to assist physicians in acquiring the expertise necessary to utilize our products and procedures. This program includes a comprehensive one-day course including didactic training and hands-on performance of TMR or PMR in vivo. To date over 1,100 cardiothoracic surgeons have been trained on the CardioGenesis TMR system.

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

Government Regulation

      Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through TMR are considered medical devices, and as such are subject to regulation in the U.S. by the FDA and comparable international regulatory agencies. Our devices require the rigorous PMA process for approval to market the product in the U.S. and must bear the CE Marking for commercial distribution in the European Community.

      To obtain a Pre Market Approval (“PMA”) for a medical device, we must file a PMA application that includes clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an Investigational Device Exemption (“IDE”) must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials are accumulated and, if satisfactory, are submitted to the FDA in support of a PMA application. Prior to U.S. commercial distribution, premarket approval is required from the FDA. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel’s recommendations, it tends to give such recommendations significant weight. In February 1999, we received a PMA for our TMR laser system for use in certain indications. As discussed above under the caption “Regulatory Status,” the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We expect the Dispute Resolution Panel to convene in the second quarter of 2003. There can be no assurance, however, that we will receive a favorable decision from the FDA.

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

Intellectual Property Matters

      Our success depends, in part, on our ability to obtain patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We have over 80 U.S. and foreign patents or allowed patent applications and more than 150 U.S. and foreign patent applications pending relating to various aspects of TMR, PMR and other cardiovascular therapies. Our patents or patent applications may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

      We can not assure that our current and potential competitors and other third parties have not filed or in the future will not file patent applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or internationally. In the event we were to require licenses to patents issued to third parties, such licenses may not be available or, if available, may not be available on terms acceptable to us. In addition, we may not be successful in any attempt to redesign our products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would harm our business.

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

      We have limited experience to date with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PMR. The lack of private insurance and health plans reimbursement may harm our business. Based on physician feedback, we know that private insurers are reimbursing hospitals and physicians when the procedure is performed on non-Medicare patients. In May 2001, Blue Cross/Blue Shield’s Technology Evaluation Center (“TEC”) assessed our therapy and confirmed that both TMR and TMR used as an adjunct to bypass surgery, “improves net health outcomes.” While TEC decisions are not binding, many Blue Cross/Blue Shield plans and other third-party payers use the center as a benchmark and adopt into policy those therapies that meet the TEC assessment.

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

Employees

      As of December 31, 2002 we had 38 employees, of which 17 employees were in sales and marketing. In November 2001, we entered into an employment agreement with Michael J. Quinn, our Chief Executive Officer. The agreement was subsequently amended in July 2002. In June 2002, we entered into an employment agreement with Darrell F. Eckstein, our President, Chief Operating Officer and Acting Chief Financial Officer. None of our employees are covered by a collective bargaining agreement and we have not experienced any work stoppages to date.

      Our executive officers as of March 31, 2003 are as follows:

Name	Age	Position

Michael J. Quinn	59	Chief Executive Officer, Chairman of the Board and Director
Darrell F. Eckstein	45	President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Richard P. Lanigan	44	Vice President of Government Affairs and Business Development
Henry R. Rossell, Jr.	47	Senior Vice President of Worldwide Sales and Marketing

      Michael J. Quinn has served as our Chief Executive Officer, Chairman of the Board and Director since October 2000 and also President from October 2000 to May 2002. From November 1999 to September 2000, Mr. Quinn served as Chief Executive Officer, President and a member of the Board of Directors for Premier Laser Systems, a manufacturer of surgical and dental products. From January 1998 to November 1999, Mr. Quinn served as President and Chief Operating Officer of Imagyn Medical Technologies, Inc., a manufacturer of minimally invasive surgical specialty products. From 1995 through December 1997, Mr. Quinn served as President and Chief Operating Officer of Fisher Scientific Company. Prior to 1995, Mr. Quinn held senior operating management positions at major healthcare organizations including American Hospital Supply Corporation, Picker International, Cardinal Health Group and Bergen Brunswig.

      Darrell F. Eckstein has served as our President and Chief Operating Officer since May 2002, in addition to serving as Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary since January 2002. Mr. Eckstein served as our Vice President of Operations from December 2000 to January 2002. From 1996 to 2000 he served as Vice President and General Manager of the Surgical Products Division of Imagyn Medical Technologies, a manufacturer of minimally invasive surgical specialty products. From 1995 to 1996, Mr. Eckstein was Vice President of Finance, Chief Financial Officer and an Executive Committee member of Richard-Allen Medical Industries Inc., a medical devices company. From 1991 to 1995, Mr. Eckstein was Vice President of Finance, Chief Financial Officer and an Executive Committee member of National Emergency Services Inc., a health care services company that provides physician contract management, medical billing and insurance services. Prior to 1991, Mr. Eckstein worked for Deloitte and Touche, most recently as a Senior Audit Manager, for 11 years. He received his Bachelor of Science degree in Accounting from Indiana University.

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

      Henry R. Rossell, Jr. has been our Senior Vice President of Worldwide Sales and Marketing since January 2003. From 1999 to 2002, Mr. Rossell served as Senior Vice-President, Sales and Marketing, Surgical Products Division at Imagyn Medical Technologies, Inc. From 1998 to 1999, he served as Vice President of the Education Services Group at Medascend, Inc. From 1994 to 1998, Mr. Rossell served as Vice President of Sales at Deknatel Snowden-Pencer and at Genzyme Surgical Products following the acquisition of Deknatel by Genzyme. Prior to Genzyme, Mr. Rossell spent 17 years in several sales management positions at Baxter Healthcare International where his most recently held position was Area Vice President, Corporate Sales and Marketing. Mr. Rossell has a Bachelors of Arts in History from Duke University.

Risk Factors

      In addition to the other information included in this Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

Our ability to maintain current operations is dependent upon achieving profitable operations in the future.

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

      We have incurred significant losses since inception. Our revenues and operating income will be constrained:

•	until such time, if ever, as we obtain broad commercial adoption of our TMR laser systems by healthcare facilities in the United States;

•	until such time, if ever, as we obtain FDA and other regulatory approvals for our PMR laser systems; and

•	for an uncertain period of time after such approvals are obtained.

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

      On October 2, 2002, the trading of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market because we did not meet the minimum $1.00 per share closing bid price requirement for continued listing on the Nasdaq National Market. By transferring to the Nasdaq SmallCap Market, we were given until December 24, 2002 to comply with the minimum $1.00 per share closing bid price requirement, which date was subsequently extended. Our common stock could be delisted at any time by the Nasdaq SmallCap Market because we have failed to comply with the minimum $1.00 per share closing bid price requirement. Delisting from the Nasdaq SmallCap Market could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

      The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended December 31, 2002, the closing prices of our common stock as reported on Nasdaq ranged from a high of $1.25 to a low of $0.25. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

      The FDA has not approved our PMR laser system for any application in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. The Dispute Resolution Panel is expected to convene in the second quarter of 2003. There is no assurance, however, that we will receive a favorable decision from the FDA. We will not be able to derive any revenue from the sale of that device in the United States until such time, if any, that the FDA approves the device. Such inability to realize revenue from sales of our PMR device in the United States may have an adverse effect on our results of operations.

In the future, the FDA could restrict the current uses of our TMR product.

      The FDA has approved our TMR product for sale and use by physicians in the United States. At the request of the FDA, we are currently conducting post-market surveillance of our TMR product. However, if we should fail to meet the requirements mandated by the FDA or fail to complete our post-market surveillance study in an acceptable time period, the FDA could withdraw its approval for the sale and use of our TMR product by physicians in the United States. Additionally, though we are not aware of any safety concerns during our on-going post-market surveillance of our TMR product, if concerns over the safety of our TMR product were to arise, the FDA could possibly restrict the currently approved uses of our TMR product. In the future, if the FDA were to withdraw its approval or restrict the range of uses for which our TMR product can be used by physicians, such as restricting TMR’s use with the coronary artery bypass grafting procedure, either outcome could lead to reduced or no sales of our TMR product in the United States and our business could be adversely affected.

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

      Our operating results have fluctuated significantly from quarter-to-quarter and are expected to continue to fluctuate significantly from quarter-to-quarter. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Due to the emerging nature of the markets in which we compete, forecasting operating results is difficult and unreliable. Over the past year, our revenue has been lower than anticipated, largely attributable to the transition to our new sales strategy. It is likely or possible that our operating results for a future quarter will fall below the expectations of public market analysts and investors. When this occurred in the past, the price of our common stock fell substantially, and if this occurs again, the price of our common stock may fall again, perhaps substantially.

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

      If we obtain the necessary foreign regulatory registrations or approvals for our products, market acceptance in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment. A hospital is more inclined to purchase new equipment if third-party reimbursement can be obtained. Reimbursement and health care payment systems in international markets vary significantly by country. They include both government sponsored health care and private insurance. Although we expect to seek international reimbursement approvals, any such approvals may not be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could hurt market acceptance of our TMR and PMR products in the international markets in which such approvals are sought, which would significantly reduce international revenue.

We face competition from our competitor’s products which could limit market acceptance of our products and render our products obsolete.

      The market for TMR laser systems is competitive. If our competitor is more effective in developing new products and procedures and marketing existing and future products similar to ours, our business will suffer. The market for TMR laser systems is characterized by rapid technical innovation. We currently compete with PLC Systems. Edwards Life Sciences has exercised its option to assume full sales and marketing responsibility in the U.S. for PLC’s TMR Heart Laser 2 System and associated kits pursuant to a co-marketing agreement between the two companies that was signed in January 2001. Our current or future competitors may succeed in developing TMR products or procedures that:

•	are more effective than our products;

•	are more effectively marketed than our products; or

•	may render our products or technology obsolete.

      If we obtain the FDA’s approval for our PMR laser system, we will face competition for market acceptance and market share for that product. Our ability to compete may depend in significant part on the timing of introduction of competitive products into the market, and will be affected by the pace, relative to competitors, at which we are able to:

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

      Certain critical products and components for lasers and disposable handpieces are purchased from single sources. In addition, we are vulnerable to delays and interruptions, for reasons out of our control, because we outsource the manufacturing of some of these products to third parties. We may experience harm to our business if these sources have difficulties supplying our needs for these products and components. In addition, we do not have long-term supply contracts. As a result, these sources are not obligated to continue to provide these critical products or components to us. Although we have identified alternative suppliers and manufacturers, a lengthy process would be required to qualify them as additional or replacement suppliers or manufacturers. Also, it is possible some of our suppliers or manufacturers could have difficulty meeting our needs if demand for our TMR and PMR laser systems were to increase rapidly or significantly. In addition, any defect or malfunction in the laser or other products provided by such suppliers and manufacturers could cause a delay in regulatory approvals or adversely affect product acceptance. Further, we cannot predict:

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

      We are exposed to potential product liability claims and product recalls. These risks are inherent in the design, development, manufacture and marketing of medical devices. We could be subject to product liability claims if the use of our TMR or PMR laser systems is alleged to have caused adverse effects on a patient or such products are believed to be defective. Our products are designed to be used in life-threatening situations where there is a high risk of serious injury or death. We are not aware of any material side effects or adverse events arising from the use of our TMR product. Though we are in the process of responding to the FDA’s Circulatory Devices Panel’s recent recommendation against approval of our PMR product because of concerns over the safety of the device and the data regarding adverse events in the clinical trials, we believe there are no material side effects or adverse events arising from the use of our PMR product. When being clinically investigated, it is not uncommon for new surgical or interventional procedures to result in a higher rate of complications in the treated population of patients as opposed to those reported in the control group. In light of this, we believe that the difference in the rates of complications between the treated groups and the control groups in the clinical trials for our PMR product are not statistically significant, which is why we believe that there are no material side effects or material adverse events arising from the use of our PMR product.

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

      During the last 15 months, we have had significant changes in our senior management team. Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Further significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

      (a) Our common stock is traded on the Nasdaq SmallCap Market under the symbol CGCPC. For the periods indicated, the following table presents the range of high and low sale prices for the common stock as reported by the Nasdaq National Market and on the Nasdaq SmallCap Market, effective in the fourth quarter of 2002.

2002	High	Low

First Quarter	$1.25	$0.65
Second Quarter	$1.20	$0.67
Third Quarter	$0.99	$0.56
Fourth Quarter	$0.93	$0.25

2001	High	Low

First Quarter	$2.28	$0.81
Second Quarter	$3.12	$0.91
Third Quarter	$2.98	$0.60
Fourth Quarter	$1.65	$0.65

      As of December 31, 2002 shares of our common stock were held by 195 shareholders of record.

      We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, to generate increased growth and for general corporate purposes.

      Pursuant to a Share Purchase Agreement, dated April 11, 2001, we sold 2,000,000 shares of common stock to the State of Wisconsin Investment Board (“SWIB”) for a total price of $2,000,000, in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”).

      In connection with entering into our facilities lease at 26632 Towne Centre Dr., Suite 320, Foothill Ranch, California, we issued a Common Stock Purchase Warrant covering 75,000 shares of common stock for an exercise price of $1.63 a share. The warrants are immediately exercisable at any time prior to May 7, 2006. This Common Stock Purchase Warrant was issued in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of the Securities Act.

      Pursuant to a Share Purchase Agreement, dated December 21, 2001, we sold 2,222,225 shares of common stock to SWIB for a total price of $2,000,000 in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of the Securities Act.

      Pursuant to a Share Purchase Agreement, dated April 10, 2002, the Company sold 500,000 shares of common stock to SWIB for a total price of $500,000, in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of the Securities Act.

Item 6.	Selected Consolidated Financial Data.

      The following selected consolidated statement of operations data for fiscal years ended 2002, 2001 and 2000 and the consolidated balance sheet data for 2002 and 2001 set forth below are derived from our consolidated financial statements and are qualified by reference to our consolidated financial statements included herein.

      The selected consolidated statement of operations data for fiscal year ended 1998 and the consolidated balance sheet data for 1999 and 1998 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period. As a result of our 1999 pooling of interest with the former CardioGenesis, all prior period data has been restated as if the combined entity existed for all periods presented.

Selected Consolidated Financial Data

	Years Ended December 31,

	2002	2001	2000	1999(1)	1998

	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$13,048	$14,153	$22,210	$25,324	$15,080
Cost of revenues	2,935	5,777	10,055	13,246	7,868

Gross profit	10,113	8,376	12,155	12,078	7,212

Operating expenses:
Research and development	657	1,863	5,065	11,353	29,861
Sales, general and administrative	12,297	15,119	22,009	24,581	28,484
Restructuring and merger-related costs	—	1,033	—	5,214	—

Total operating expenses	12,954	18,015	27,074	41,148	58,345

Operating loss	(2,841)	(9,639)	(14,919)	(29,070)	(51,133)
Interest and other income (expense), net	2,311	(608)	310	737	3,366

Net loss	$(530)	$(10,247)	$(14,609)	$(28,333)	$(47,767)

Net loss per share — basic and diluted	$(0.01)	$(0.31)	$(0.48)	$(0.99)	$(1.77)

Shares used in per share calculation	36,911	33,311	30,166	28,629	27,000

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,490	$2,629	$3,357	$13,313	$27,941
Working capital	1,614	1,048	4,662	10,031	22,243
Total assets	7,755	11,309	16,965	34,019	52,978
Long-term debt, less current portion	1	32	405	815	114
Accumulated deficit	(164,610)	(164,080)	(153,833)	(139,224)	(110,891)
Total shareholders’ equity	3,711	3,582	7,974	18,573	37,276

(1)	Cost of revenues includes $2.5 million of inventory write-offs and upgrades associated with the March 1999 merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval application (“PMA application”) in December of 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We expect the Dispute Resolution Panel to convene in the second quarter of 2003. There can be no assurance, however, that we will receive a favorable decision from the FDA.

      As of December 31, 2002, we had an accumulated deficit of $164,610,000. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues

      Net revenues of $13,048,000 for the year ended December 31, 2002 decreased $1,105,000, or 8%, when compared to net revenues of $14,153,000 for the year ended December 31, 2001. The decrease in net revenues was due to a reduction in domestic handpiece revenues of $1,810,000 and international sales of $547,000 offset by an increase in domestic laser sales of $761,000 and in service and other revenue of $491,000.

      The decrease in handpiece revenue is primarily related to our current strategy of concentrating our sales resources on increasing procedure volume in our existing installed base, which has had the effect of reducing handpiece revenues from loaned laser placements, when compared to the levels attained in the year ended December 31, 2001. The decline in loaned laser placements in 2002, when compared to the prior year, has resulted in a year-over-year reduction in the number of handpieces sold as each shipped laser is normally accompanied by an order for handpieces. In the year ended December 31, 2002, domestic handpiece revenue consisted of $2,832,000 in sales to customers operating under the loaned laser program, of which $756,000 was attributed to premiums associated with such sales. In the year ended December 31, 2001, domestic handpiece revenue consisted of $4,677,000 in sales of product to customers operating under the loaned laser program, of which $1,424,000 was attributed to premiums associated with such sales. In the years ended December 31,

2002 and 2001, sales of product to customers not operating under the loaned laser program was $5,937,000 and $5,902,000, respectively.

      For the year ended December 31, 2002, domestic laser sales increased by $761,000 compared to the year ended December 31, 2001 primarily from an increase in sales of lasers that were previously on loan in our installed base. International sales, accounting for approximately 4% of total sales for the year ended December 31, 2002, decreased $547,000 from the prior year when international sales accounted for 7% of total sales primarily as a result of fewer handpiece sales due to decreased shipments to distributors in the international market compared to 2001. Service and other revenue of $976,000 increased $491,000 for the year ended December 31, 2002 when compared to $485,000 for the year ended December 31, 2001 due primarily to an increase in the number of service contracts sold.

Gross Profit

      Gross profit increased to 78% of net revenues for the year ended December 31, 2002 as compared to 59% of net revenues for the year ended December 31, 2001. Gross profit in absolute dollars increased by $1,737,000 to $10,113,000 for the year ended December 31, 2002, as compared to $8,376,000 for the year ended December 31, 2001. The increase in gross profit as a percent of sales, and in absolute terms, resulted from improved margins on lasers sold as well as improved margins on disposable handpieces due to the outsourcing of disposables manufacturing which took place in the second half of 2001.

Research and Development

      Research and development expenditures of $657,000 decreased $1,206,000 or 65% for the year ended December 31, 2002 when compared to $1,863,000 for the year ended December 31, 2001. While actual expenditures for research and development remained fairly constant from 2001 to 2002, the decrease in overall research and development expense resulted primarily from the effects of recording a total of $1.3 million in reductions of accrued liabilities recorded in prior years for estimated clinical trial obligations.

Sales, General and Administrative

      Sales, general and administrative expenditures of $12,297,000 decreased $2,822,000 or 19% for the year ended December 31, 2002 when compared to $15,119,000 for the year ended December 31, 2001. The decrease in expenses resulted primarily from a decrease in employee expenses of $1,956,000 primarily related to reductions in our work force and overall cost cutting efforts. Additionally, facilities and office expenses decreased by $685,000 primarily as a result of the relocation of our corporate headquarters which was completed in the third quarter of 2001.

Restructuring and Merger-Related Costs

      During the year ended December, 31 2001, we recognized restructuring charges of $1,303,000, which were partially offset by a change in estimate of $270,000 in connection with merger-related costs that were incurred in 1999. The 2001 restructuring charges related to the company-wide restructuring which began in the second quarter of 2001. The restructuring included a reduction in headcount, the closing of our facilities in Sunnyvale, California and the move to a new facility located in Foothill Ranch, California. As a result of the restructuring, 48 employees were identified to be terminated under the original restructuring plan, primarily from the finance and manufacturing departments.

      The following table summarizes the restructuring activity and the remaining restructuring reserve balance (in thousands):

		Lease and
	Personnel and	Other	Other
	Severance	Contractual	Miscellaneous
	Costs	Commitments	Costs	Total

Provisions	$655	$344	$304	$1,303
Payments	(655)	(252)	(176)	(1,083)
Non-cash charges	—	(52)	(116)	(168)

Balance as of December 31, 2001	—	40	12	52
Payments	—	(40)	—	(40)
Non-cash charges	—	—	(12)	(12)

Balance as of December 31, 2002	$—	$—	$—	$—

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

Interest and Other Income (Expense), Net

      Interest and other income (expense), net is comprised of interest income, interest expense and both income and expense which related to our ownership interest in Microheart, Inc. a privately-held company (“Microheart”.)

      Interest income of $39,000 decreased $23,000 or 37% for the year ended December 31, 2002 when compared to $62,000 for the year ended December 31, 2001. This decrease was due to lower interest rates and lower investments in cash equivalents.

      Interest expense of $13,000 decreased $5,000 or 28% for the year ended December 31, 2002 when compared to $18,000 for the year ended December 31, 2001. This decrease reflected a lower level of debt outstanding.

      A gain on the sale of an investee of $2,285,000 for the year ended December 31, 2002 was related to the sale of our ownership interest in Microheart in April 2002. For the year ended December 31, 2001, the equity in net loss of $652,000 represented our share of the net loss of Microheart, in which our ownership was approximately 30% at the time the net loss was recorded.

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

Gross Profit

      Gross profit increased to 59% of net revenues for the year ended December 31, 2001 as compared to 55% of net revenues for the year ended December 31, 2000. Gross profit in absolute dollars decreased by $3,779,000 to $8,376,000 for the year ended December 31, 2001, as compared to $12,155,000 for the year ended December 31, 2000. The increase in gross profit as a percent of sales resulted from improved margins on lasers and disposables partially as a result of the outsourcing of the manufacturing process for disposables, which occurred in the second half of 2001. The decrease in gross margin in absolute terms resulted from the decrease in sales volumes.

Research and Development

      Research and development expenditures of $1,863,000 decreased $3,202,000 or 63% for the year ended December 31, 2001 when compared to $5,065,000 for the year ended December 31, 2000. The decrease in overall research and development expense is comprised of a decrease in employee expenses of $1,400,000 related to reductions in force and a reduction in clinical trials expenses of $785,000 related to the conclusion of several of our major clinical trials. Additionally, the allocation for facilities overhead costs decreased by $620,000 and expenditures for engineering decreased by $400,000 due to a reduction in development activities.

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

Restructuring and Merger-Related Costs

      During the year ended December 31 2001, we recognized restructuring charges of $1,303,000, which were partially offset by a change in estimate of $270,000 in connection with merger-related costs that were incurred in 1999. The current year restructuring charges related to the company-wide restructuring which began in the second quarter of 2001. The restructuring included a reduction in headcount, the closing of our facilities in Sunnyvale, California and the move to a new facility located in Foothill Ranch, California. As a result of the restructuring, 48 employees were identified to be terminated under the original restructuring plan, primarily from the finance and manufacturing departments.

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

Interest and Other Income (Expense), Net

      Interest and other income (expense), net is comprised of interest income, interest expense and other expense which related to our ownership interest in Microheart.

      Interest income of $62,000 decreased $338,000 or 85% for the year ended December 31, 2001 when compared to $400,000 for the year ended December 31, 2000. This decrease was due to lower interest rates and lower investments in cash equivalents.

      Interest expense of $18,000 decreased $14,000 or 44% for the year ended December 31, 2001 when compared to $32,000 for the year ended December 31, 2000. This decrease reflected a lower level of debt outstanding.

      Equity in net loss of $652,000 for the year ended December 31, 2001, compared to $58,000 for the year ended December 31, 2000, represented our share of the net loss of Microheart, of which our ownership was 30% as of December 31, 2001.

Liquidity and Capital Resources

      At December 31, 2002 we had cash and cash equivalents of $1,490,000 compared to $2,629,000 at December 31, 2001. During the year ended December 31, 2002, we incurred operating losses of $2,841,000, which, when coupled with the payment of current liabilities partially offset by non-cash operating expenses, resulted in the use of $3,196,000 to support operating activities. Cash provided by investing activities was $2,223,000 primarily consisting of the net proceeds obtained from the sale of our ownership interest in Microheart. Cash used in financing activities was $254,000 resulting from payments on short term borrowings of $825,000. This was offset by net proceeds of $486,000 obtained from the sale of our common stock to the State of Wisconsin Investment Board in April 2002 and proceeds of $85,000 received from the sale of stock under the Employee Stock Purchase Plan.

      On March 27, 2003, we entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note agreement (the “Note”) that matures on March 26, 2006. The Note provides for borrowings of up to $2,000,000 based upon eligible accounts receivable, and advances under the Note will bear interest at prime plus 3.35%. The Note includes a right of conversion at a fixed conversion price of $.30 per share, subject to adjustment. In conjunction with this transaction, we issued 275,000 five year warrants at exercise prices ranging from $.35 to $.44 per share. As of March 31, 2003, we had no outstanding borrowings on the Note.

      We have incurred significant losses for the last several years and at December 31, 2002 have an accumulated deficit of $164,610,000. Our ability to maintain current operations is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

      We also plan to continue our cost containment efforts by focusing on reducing sales, general and administrative expenses. In 2002, we significantly reduced our cost of revenues primarily due to the outsourcing of a significant portion of our manufacturing which allows us to purchase products at lower costs. To reduce operating expenses, we have focused our efforts on reducing headcount and overall expenses in functions that are not essential to core and critical activities.

      Currently, our primary goal is to achieve profitability. Our actions have been guided by this imperative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

      We believe our cash balance as of December 31, 2002 and the borrowing capacity available under our $2,000,000 revolving convertible note credit facility, will be sufficient to meet our capital and operating requirements through the end of 2003. We believe that if revenue from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

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

	Three Months Ended

	2002				2001

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Net revenues	$3,158	$3,010	$3,210	$3,670	$3,111	$4,030	$4,221	$2,791
Gross profit	2,332	2,338	2,515	2,928	1,576	2,447	2,594	1,759
Operating (loss)/income	(1,246)	(1,160)	(581)	146	(2,105)	(2,705)	(2,494)	(2,335)
Net (loss)/income	(1,239)	1,137	(576)	148	(2,437)	(2,967)	(2,481)	(2,362)
Net (loss)/income per share:
Basic and diluted	(0.03)	0.03	(0.02)	0.00	(0.08)	(0.09)	(0.07)	(0.07)
Weighted average shares outstanding	36,507	36,979	37,059	37,090	30,837	33,631	34,209	34,415

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

Revenue Recognition

      We recognize revenue on product sales upon receipt of a purchase order, subsequent shipment of the product and when the price is fixed or determinable and collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.

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

      Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The long-term debt at December 31, 2002 consists of an outstanding balance on a lease obligation.

      The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company’s existing cash and cash equivalents and long-term debt instruments:

						Total Fair
In Thousands	2003	2004	2005	2006	2007	Value

Assets
Cash, cash equivalents	$1,490	$—	$—	$—	$—	$1,490
Weighted average interest rate	2.0%	—	—	—	—	2.0%
Liabilities
Fixed Rate Debt
Lease obligation	$31	$—	$—	$—	$—	$31
Weighted average interest rate	6.8%	—	—	—	—	6.8%

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

      See Item 15(a) below and the Index therein for a listing of the consolidated financial statements and supplementary data filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Certain information required by Part III, Item 10 is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2003 Annual Meeting of Shareholders, and the information included in the proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation and Other Matters.

      Certain of the information concerning our executive officers required by this Item is contained in the section of Part I of this Annual Report on Form 10-K entitled “Item 1. Business — Employees.”

      The information concerning our directors and the remaining information concerning our executive officers required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2003 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2003 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2003 Annual Meeting of Shareholders.

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company to be included in the Company’s periodic filings under the Exchange Act.

      (b) Changes in Internal Controls:

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

      (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

      (2) Financial Statement Schedule.

      The following financial statement schedule is filed herewith.

Schedule II — Valuation and Qualifying Accounts	50

      (3) Exhibits.

      The exhibits listed under Item 15(c) are filed or incorporated by reference herein.

      (b) Reports on Form 8-K.

      A report was filed on January 18, 2002 to announce preliminary financial results for the fourth quarter ended December 31, 2001 and to announce the organizational restructuring which occurred in January 2002. The report also disclosed the approval of an amendment to the Shareholder Rights Agreement pursuant to the Share Purchase Agreement between the Company and the State of Wisconsin Investment Board dated December 21, 2001.

      A report was filed on April 5, 2002, to report under Item 2, Acquisition of Assets, the sale of the Company’s ownership of Microheart, Inc., a privately owned entity in which the Company’s ownership was approximately 30%, and under Item 5, Other Events, the Company’s sale of common stock to the State of Wisconsin Investment Board.

(c) Exhibits. The exhibits below are filed or incorporated herein by reference.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Reorganization among the Company, the former CardioGenesis Corporation and RW Acquisition Corporation dated October 21, 1998.
3.1(2)	Certificate of Amendment and Restated Articles of Incorporation of Registrant.
3.2	Certificate of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Company’s Form 10-Q filed August 14, 2001).
3.3(3)	Amended and Restated Bylaws of Registrant.
4.1	Form of Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Right Certificate, Form of Assignment and Form of Election to Purchase (incorporated by reference to the Company’s Form 8-K filed August 20, 2001).
4.2	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Form 8-K filed January 18, 2002).
10.1(2)	Form of Director and Officer Indemnification Agreement.
10.2(3)	Stock Option Plan, as amended and restated.
10.3(3)	Director Stock Option Plan, as amended and restated.
10.4(2)	1996 Employee Stock Purchase Plan of CardioGenesis Corporation.
10.5	Facilities Lease for 26632 Towne Centre Dr., Suite 320, Foothill Ranch, California (incorporated herein by reference to the Registrant’s Form 10-Q/A, Exhibit 10.1, filed August 16, 2001).
10.6(2)	401(k) Plan.
10.7	1993 Equity Incentive Plan of the former CardioGenesis Corporation (incorporated by reference to the former CardioGenesis Corporation’s Form SB-2 (File No. 333-3752-LA), declared effective on May 21, 1996).
10.8	1996 Equity Incentive Plan of the former CardioGenesis Corporation (incorporated by reference to the former CardioGenesis Corporation’s Form S-8 (File No. 333-35095), dated September 8, 1997).
10.9(4)	Employment agreement dated June 1, 2002 between the Company and Darrell F. Eckstein, President, Chief Operating Officer and Acting Chief Financial Officer.
10.10(4)	Amendment to employment agreement between the Company and Michael J. Quinn, Chief Executive Officer, dated July 3, 2002
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page)

(1)	Incorporated by reference to Appendix 1 to the Company’s Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.

(3)	Incorporated by reference to the Company’s Form 10-K filed April 16, 2002.

(4)	Incorporated by reference to the Company’s Form 10-Q filed August 14, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

By:	/s/ MICHAEL J. QUINN

Michael J. Quinn
Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Date: March 31, 2003

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

Signature	Title	Date

/s/ MICHAEL J. QUINN Michael J. Quinn	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 31, 2003

/s/ DARRELL F. ECKSTEIN Darrell F. Eckstein	President, Chief Operating Officer, Acting Chief Financial Officer (Principal Accounting and Financial Officer, Secretary and Treasurer)	March 31, 2003

/s/ JACK M. GILL Jack M. Gill	Director	March 31, 2003

/s/ JOSEPH R. KLETZEL Joseph R. Kletzel	Director	March 31, 2003

/s/ ROBERT L. MORTENSEN Robert L. Mortensen	Director	March 31, 2003

/s/ ROBERT C. STRAUSS Robert C. Strauss	Director	March 31, 2003

CERTIFICATIONS

      I, Michael J. Quinn, certify that:

1. I have reviewed this Annual Report on Form 10-K of CardioGenesis Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”);

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael J. Quinn

Michael J. Quinn
Chief Executive Officer

March 31, 2003

      I, Darrell F. Eckstein, certify that:

1. I have reviewed this Annual Report on Form 10-K of CardioGenesis Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this Annual Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”);

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Darrell F. Eckstein

Darrell F. Eckstein
Acting Chief Financial Officer

March 31, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CardioGenesis Corporation

      In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 29 present fairly, in all material respects, the financial position of CardioGenesis Corporation and its subsidiaries (the “Company”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Orange County, California
February 21, 2003, except Note 16
as to which the date is March 27, 2003

CARDIOGENESIS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,490	$2,629
Accounts receivable, net of allowance for doubtful accounts of $449 and $1,354 at December 31, 2002 and 2001, respectively	1,961	2,330
Inventories, net of reserves of $361 and $1,246 at December 31, 2002 and 2001, respectively	1,632	3,215
Prepaids and other current assets	574	569

Total current assets	5,657	8,743
Property and equipment, net	589	863
Other assets	1,509	1,703

Total assets	$7,755	$11,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,241	$1,548
Accrued liabilities	2,101	4,467
Customer deposits	50	54
Deferred revenue	621	931
Notes payable	—	170
Current portion of capital lease obligation	30	30
Other current liability	—	495

Total current liabilities	4,043	7,695
Capital lease obligation, less current portion	1	32

Total liabilities	4,044	7,727

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock: no par value; 6,600 shares authorized; none issued and outstanding;	—	—
Common stock: no par value; 50,000 shares authorized; 37,121 and 36,507 shares issued and outstanding at December 31, 2002 and 2001, respectively	168,321	167,750
Accumulated other comprehensive loss	—	(88)
Accumulated deficit	(164,610)	(164,080)

Total shareholders’ equity	3,711	3,582

Total liabilities and shareholders’ equity	$7,755	$11,309

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	1999

	(In thousands, except per share amounts)
Net revenues	$13,048	$14,153	$22,210
Cost of revenues	2,935	5,777	10,055

Gross profit	10,113	8,376	12,155

Operating expenses:
Research and development	657	1,863	5,065
Sales, general and administrative	12,297	15,119	22,009
Restructuring and merger-related costs	—	1,033	—

Total operating expenses	12,954	18,015	27,074

Operating loss	(2,841)	(9,639)	(14,919)
Interest expense	(13)	(18)	(32)
Interest income	39	62	400
Equity in net loss of investee	—	(652)	(58)
Gain on sale of investee	2,285	—	—

Net loss	(530)	(10,247)	(14,609)

Other comprehensive income (loss), net of tax:
Unrealized holding gains on marketable securities	—	—	44
Foreign currency translation adjustment	88	(23)	(34)

Other comprehensive income (loss)	88	(23)	10

Comprehensive loss	$(442)	$(10,270)	$(14,599)

Net loss per share:
Basic and diluted	$(0.01)	$(0.31)	$(0.48)

Weighted average shares outstanding	36,911	33,311	30,166

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

				Accumulated
				Other
	Common Stock			Comprehensive
			Deferred	Income	Accumulated
	Shares	Amount	Compensation	(Loss)	Deficit	Total

	(In thousands)
Balances, December 31, 1999	29,437	$158,338	$(466)	$(75)	$(139,224)	$18,573
Issuance of common stock pursuant to exercise of options	640	1,064	—	—	—	1,064
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	204	388	—	—	—	388
Issuance of common stock for cash	526	1,873	—	—	—	1,873
Issuance of common stock to private company in lieu of payment for services	29	44	—	—	—	44
Deferred stock compensation	—	231	(231)	—	—	—
Amortization of deferred compensation	—	—	631	—	—	631
Net change in unrealized gains on marketable securities	—	—	—	44	—	44
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(14,609)	(14,609)

Balances, December 31, 2000	30,836	161,938	(66)	(65)	(153,833)	7,974
Issuance of common stock pursuant to exercise of options	446	719	—	—	—	719
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	105	120	—	—	—	120
Issuance of common stock purchase warrants	—	94	—	—	—	94
Issuance of common stock for cash	5,120	4,884	—	—	—	4,884
Deferred stock compensation	—	(5)	5	—	—	—
Amortization of deferred compensation	—	—	61	—	—	61
Foreign currency translation adjustment	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(10,247)	(10,247)

Balances, December 31, 2001	36,507	167,750	—	(88)	(164,080)	3,582
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	114	85	—	—	—	85
Issuance of common stock for cash	500	486	—	—	—	486
Foreign currency translation adjustment	—	—	—	88	—	88
Net loss	—	—	—	—	(530)	(530)

Balances, December 31, 2002	37,121	$168,321	$—	$—	$(164,610)	$3,711

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(530)	$(10,247)	$(14,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	450	933
Gain from sale of equity investee	(2,285)	—	—
Loss from equity investee	—	652	58
Provision for doubtful accounts	335	904	620
Inventory reserves	854	1,144	1,788
Amortization of deferred compensation for options to consultants	—	61	631
Amortization of license fees and other assets	194	211	194
Accretion of long-term liability	—	31	—
Loss on disposal of property and equipment	28	4	—
Issuance of stock to private company in lieu of payment for services	—	—	44
Reduction of clinical trial accrual	(1,282)	—	—
Changes in operating assets and liabilities:
Accounts receivable — short term	34	420	3,756
Inventories	729	1,041	(694)
Prepaids and other current assets	619	346	(70)
Accounts receivable — long term	—	119	1,096
Accounts payable	(307)	859	(1,130)
Accrued liabilities	(1,084)	(1,322)	(3,768)
Current portion of long term liabilities	(495)	(5)	(375)
Long term liabilities	—	(370)	(386)
Customer deposits	(4)	(132)	41
Deferred revenue	(310)	(379)	(410)

Net cash used in operating activities	(3,196)	(6,213)	(12,281)

Cash flows from investing activities:
Proceeds from sale of equity in investee	2,285	—	—
Purchase of marketable securities	—	—	(3,317)
Maturities of marketable securities	—	—	11,108
Acquisition of property and equipment	(62)	(269)	(762)
Exercise of warrants in Microheart, Inc.	—	—	(310)

Net cash provided by (used in) investing activities	2,223	(269)	6,719

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	85	839	1,452
Net proceeds from sale of common stock to private entities	486	4,884	1,873
(Payments on) proceeds from short term borrowings	(794)	439	319
Repayment of note payable	—	(355)	(233)
Repayments of capital lease obligations	(31)	(30)	(24)

Net cash (used in) provided by financing activities	(254)	5,777	3,387
Effect of exchange rates on cash and cash equivalents	88	(23)	(34)

Net decrease in cash and cash equivalents	(1,139)	(728)	(2,209)
Cash and cash equivalents at beginning of year	2,629	3,357	5,566

Cash and cash equivalents at end of year	$1,490	$2,629	$3,357

Supplemental schedule of cash flow information:
Interest paid	$13	$21	$32

Taxes paid	$60	$74	$153

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on marketable securities	$—	$—	$44

Issuance of common stock purchase warrants	$—	$94	$—

Deferred compensation	$—	$(5)	$231

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

      These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has sustained significant operating losses for the last several years and may continue to incur losses through 2003. Management believes its cash balance as of December 31, 2002 is sufficient to meet the Company’s capital and operating requirements for the next 12 months. CardioGenesis has additional funding available through a $2,000,000 revolving convertible note credit facility (See Note 16 — Subsequent Event).

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

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Accounting for the Impairment or Disposal of Long-Lived Assets:

      CardioGenesis evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

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

      Revenues from sales to distributors and agents are recognized upon shipment when there is evidence that an arrangement exists, delivery has occurred, and when the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.

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

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development:

      Research and development expenses are charged to operations as incurred.

Warranties:

      CardioGenesis’ laser products are generally sold with a one year warranty. CardioGenesis provides for estimated future costs of repair or replacement which are reflected in the accompanying financial statements.

Advertising:

      CardioGenesis expenses all advertising as incurred. CardioGenesis’ advertising expenses were $220,765, $137,000 and $128,000 for 2002, 2001, and 2000, respectively. Advertising expenses include fees for website design and hosting, reprints from medical journals, promotional materials and sales sheets.

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

Stock-Based Compensation:

      CardioGenesis accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). CardioGenesis has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted. In addition, the Company has made the appropriate disclosures as required under the Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. (See Note 11).

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

      Options to purchase 3,477,000, 2,787,000, and 3,243,000 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively. The range of per share exercise prices for these options was

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$0.563-$12.6875 for 2002 and 2001 and $0.03-$15.9375 for 2000. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of December 31, 2002 and 2001. No warrants were outstanding at December 31, 2000. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

3.   Restructuring Costs:

      During the year ended December 31, 2001, the Company recognized restructuring charges of $1,303,000, which were partially offset by a change in estimate of $270,000 in connection with merger-related costs that were incurred in 1999. The restructuring included a reduction in headcount and the closing of the Company’s facilities in Sunnyvale, California. As a result of the restructuring, 48 employees were identified to be terminated under the original restructuring plan, primarily from the finance and manufacturing departments.

      The following table summarizes the restructuring activity and the remaining restructuring reserve balance (in thousands):

		Lease and
	Personnel and	Other	Other
	Severance	Contractual	Miscellaneous
	Costs	Commitments	Costs	Total

Provisions	$655	$344	$304	$1,303
Payments	(655)	(252)	(176)	(1,083)
Non-cash charges	—	(52)	(116)	(168)

Balance as of December 31, 2001	—	40	12	52
Payments	—	(40)	—	(40)
Non-cash charges	—	—	(12)	(12)

Balance as of December 31, 2002	$—	$—	$—	$—

      The restructuring reserve balance is included in accrued liabilities at December 31, 2001.

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

4.   Inventories:

      Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Raw materials	$1,121	$917
Work in process	136	323
Finished goods	736	3,221

	1,993	4,461
Less reserves	(361)	(1,246)

	$1,632	$3,215

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Property and Equipment:

      Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Computers and equipment	$2,677	$2,715
Manufacturing and demonstration equipment	2,177	2,272
Leasehold improvements	172	157

	5026	5,144
Less accumulated depreciation and amortization	(4,437)	(4,281)

	$589	$863

      CardioGenesis leases certain equipment under a capital lease which expires in November 2003. Accordingly, capitalized costs of $138,000, net of accumulated amortization of $113,000 and $83,000 at December 31, 2002 and 2001, respectively, are included in computers and equipment.

6.   Other Assets:

      On January 5, 1999, CardioGenesis entered into a Settlement and License Agreement (“the PLC agreement”) with PLC Medical Systems, Inc. (“PLC”), which granted CardioGenesis a non-exclusive worldwide license to certain PLC patents. In return, CardioGenesis agreed to pay PLC a license fee and minimum royalties totaling $2,500,000 over an approximately forty-month period. The present value of these payments of $2,300,000 was recorded as a prepaid license fee in other assets, and is being amortized over the life of the underlying patents. The Company has recorded accumulated amortization of $778,000 and $584,000 for the years ended December 31, 2002 and 2001, respectively (See Note 9).

      At December 31, 2001, CardioGenesis had a 30% ownership interest in Microheart, Inc., formerly known as Microheart Holdings, Inc., (“Microheart”), which was accounted for under the equity method. The investment in Microheart was originally recorded at cost and subsequently adjusted for the Company’s share of Microheart’s losses. For the years ended December 31, 2001 and 2000, CardioGenesis recorded an expense of $652,000 and $58,000, respectively, which represented CardioGenesis’ equity in the losses incurred by Microheart subsequent to obtaining the equity interest. As of December 31, 2001 the investment in Microheart was fully written down. In the second quarter of 2002, CardioGenesis recorded a gain of $2,285,000 resulting from the sale of the Company’s minority interest in Microheart.

7.   Accrued Liabilities:

      Accrued liabilities consists of the following (in thousands):

	December 31,

	2002	2001

Accrued research support	$753	$2,192
Accrued accounts payable and related expenses	420	989
Accrued commissions	276	213
Accrued other	652	1,073

	$2,101	$4,467

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Notes Payable:

      In May 2001, CardioGenesis financed insurance premiums for Directors & Officers insurance with a $339,000 note payable to a finance company at 6.1% per annum, with an outstanding balance of $70,000 at December 31, 2001. In August 2001, CardioGenesis established a receivables financing arrangement with a finance company. As of December 31, 2001, the Company had outstanding borrowings of $100,000. The receivables financing arrangement has been terminated.

      As of December 31, 2002, there was no note payable balance outstanding.

9.   Other Current Liability:

      Pursuant to the PLC agreement, which grants CardioGenesis a non-exclusive worldwide license to certain PLC patents, CardioGenesis agreed to pay PLC a license fee and minimum royalties totaling $2,500,000 over an approximately forty-month period. As of December 31, 2002, there is no liability for outstanding payments due to PLC. As of December 31, 2001, the liability for outstanding payments due to PLC was $495,000, net of interest of $5,000 (See Note 6).

10. Commitments and Contingencies:

      CardioGenesis has entered into an operating lease for an office facility with terms extending through October 2006. The minimum future rental payments are as follows (in thousands):

Year Ending December 31, 2003	$498
2004	498
2005	498
2006	436

$1,930

      Rent expense was approximately $504,000, $1,154,000 and $950,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

11. Shareholders’ Equity:

Issuances of Common Stock:

      In March 2001 and September 2000, the Company sold 898,202 shares and 526,496 shares, respectively, of common stock to a private company. The March 2001 sale was at a negotiated purchase price of $1.1133 per share and the September 2000 sale was at a negotiated price of $3.7987 per share.

      In April 2002, December 2001 and April 2001, the Company sold 500,000, 2,222,225 and 2,000,000 shares, respectively, of common stock to a governmental entity. The April 2002 and April 2001 sales were at a negotiated purchase price of $1.00 per share and the December 2001 sale was at a negotiated purchase price of $0.90 per share. Certain bylaws were amended as a condition of these sales.

Warrants:

      During the year ended December 31, 2001, the Company issued warrants to purchase 75,000 shares of common stock at a price of $1.63 per share in connection with a facilities lease agreement executed in 2001. The warrants were fair valued at $94,000 using the Black-Scholes pricing model and are being amortized over the five-year lease term. For the years ended December 31, 2002 and 2001, the Company recorded amortization charges to rent expense of $19,000 and $9,000, respectively, in connection with these warrants. The warrants expire in May 2006 and were outstanding at December 31, 2002. During the years ended

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2002 and 2000, no warrants were issued. During the years ended December 31, 2002, 2001 and 2000, no warrants were exercised.

Options Granted to Consultants:

      At December 31, 2002, 2001 and 2000, options for consultants to purchase a total of 47,000, 86,000 and 371,000 shares of common stock, respectively, at exercise prices ranging from $.78 to $8.75 per share were outstanding. The termination of this plan and terms under which stock options are exercised are the same as CardioGenesis’ Stock Option Plan which is described below. At December 31, 2002, CardioGenesis had reserved 47,000 shares of common stock for issuance upon exercise of these options. CardioGenesis recorded deferred stock compensation of $61,000 and $231,000 for the years ended December 31, 2001 and 2000, respectively, related to these options. No deferred compensation was recorded in the year ended December 31, 2002. These options are included in the Stock Option Plan disclosures below.

Stock Option Plan:

      CardioGenesis maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 2002, CardioGenesis had reserved a total of 7,100,000 shares of common stock for issuance under this plan. Under the plan, options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.

Directors’ Stock Option Plan:

      CardioGenesis maintains a Directors’ Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 2002, CardioGenesis had reserved 575,000 shares of common stock for issuance under this plan. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

Employee Stock Purchase Plan:

      CardioGenesis maintains an Employee Stock Purchase Plan (“ESPP”), under which 878,400 shares of common stock have been reserved for issuance. CardioGenesis adopted the ESPP in April 1996. The purpose of the ESPP is to provide eligible employees of CardioGenesis with a means of acquiring common stock of CardioGenesis through payroll deductions. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee’s compensation, subject to certain limitations. During fiscal years 2002, 2001 and 2000, approximately 114,000, 105,000 and 172,000 shares, respectively, were sold through the ESPP.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation:

      The Company has adopted the disclosure only provisions of SFAS 123. CardioGenesis, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the ESPP been determined based on the fair value of the options at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, CardioGenesis’ net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss as reported	$(530)	$(10,247)	$(14,609)
Pro forma net loss	$(1,934)	$(11,609)	$(17,993)
Basic and diluted net loss per share as reported	$(0.01)	$(0.31)	$(0.48)
Pro forma basic and diluted net loss per share	$(0.05)	$(0.35)	$(0.60)

      The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended December 31, 2002, 2001 and 2000 were $646,000, $1,400,000 and $2,500,000, and $0.58, $1.53 and $1.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2002, 2001 and 2000:

	December 31,

	2002	2001	2000

Expected life of option	7 years	7 years	7 years
Risk-free interest rate	4.04%	5.26%	5.85%
Expected dividends	—	—	—
Expected volatility	75%	100%	70%

      The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal years 2002, 2001 and 2000 was $56,000, $61,000 and $167,000, and $0.59, $0.64 and $3.01, respectively. The fair value for the purchase rights under the ESPP is estimated using the Black-Scholes option pricing model, with the following assumptions for the rights granted in 2002, 2001 and 2000:

	December 31,

	2002	2001	2000

Expected life	.5 years	.5 years	.5 years
Risk-free interest rate	4.04%	5.26%	5.85%
Expected dividends	—	—	—
Expected volatility	152%	193%	165%

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Option activity under the Stock Option Plan and the Directors Stock Option Plan is as follows (in thousands, except per share amounts):

		Outstanding Options

	Shares Available	Number	Weighted Average
	For Grant	of Shares	Price per Share

Balance, December 31, 1999	301	4,363	$5.35
Options granted	(1,081)	1,081	$2.34
Options canceled	780	(1,561)	$7.36
Options exercised	—	(640)	$1.66

Balance, December 31, 2000	—	3,243	$4.99
Additional shares reserved	500	—	—
Options granted	(2,075)	2,075	$1.61
Options canceled	2,085	(2,085)	$5.27
Options exercised	—	(446)	$1.58

Balance, December 31, 2001	510	2,787	$2.42
Additional shares reserved	1,500	—	—
Options granted	(1,105)	1,105	$0.82
Options canceled	415	(415)	$3.86

Balance, December 31, 2002	1,320	3,477	$1.74

      The following table summarizes information about the Company’s stock options outstanding and exercisable under the Stock Option Plan and the Director’s Stock Option Plan at December 31, 2002:

	Options Outstanding

		Weighted Average		Options Exercisable
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$0.56-$0.83	550	9.15	$0.70	314	$0.68
$0.84-$1.00	574	9.45	$0.88	241	$0.88
$1.01-$1.16	457	8.60	$1.04	207	$1.04
$1.19-$1.45	648	8.23	$1.27	440	$1.26
$1.67-$1.75	742	7.75	$1.69	536	$1.69
$2.57-$6.06	363	8.14	$3.33	241	$3.60
$6.38-$12.69	143	5.89	$9.75	140	$9.81

	3,477	8.42	$1.74	2,119	$2.05

      The Company’s stock options exercisable under the Stock Option Plan and the Director’s Stock Option Plan at December 31, 2002 and 2001 were 2,119,000 and 872,000 shares, respectively.

12. Employee Retirement Plan:

      CardioGenesis maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors. For the

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

years ended December 31, 2002 and 2001, $93,000 and $110,000 of employer contributions were made to the plan, respectively. For the year ended December 31, 2000, no such contributions were made.

13. Segment Disclosures

      The Company operates in the cardiovascular medical device segment. The principal markets for the Company’s products are in the United States of America. International sales occur in Europe, the Middle East and Asia and amounted to $494,000, $1,000,000 and $2,200,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The international sales represent 4%, 7% and 10% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of international sales are denominated in US dollars.

14. Income Taxes:

      Significant components of CardioGenesis’ deferred tax assets are as follows (in thousands):

	December 31,

	2002	2001

Net operating losses	$56,042	$56,931
Research and development and other credits	4,109	3,823
Reserves	670	1,950
Accrued liabilities	572	680
Depreciation	263	243
Other	—	304

Net deferred tax asset	61,656	63,931
Less valuation allowance	(61,656)	(63,931)

Net deferred tax assets	$—	$—

      The Company has established a valuation allowance to the extent of its deferred tax asset since it is not certain that a benefit can be realized in the future due to the Company’s recurring operating losses.

      As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $152,200,000 and $48,500,000, respectively, to offset future taxable income. In addition, the Company had federal and state credit carryforwards of approximately $2,500,000 and $1,600,000 available to offset future tax liabilities. The Company’s net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2002 through 2020, if not utilized.

      The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering and the merger with CardioGenesis resulted in changes in ownership which could restrict the utilization of the carryforwards.

15. Risks and Concentrations:

      CardioGenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. CardioGenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although CardioGenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2002, one customer individually accounted for more than 11% of gross accounts receivable. No customer individually accounted for 10% or more of accounts receivable at

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2001. For the years ended December 31, 2002, 2001 and 2000, no customer individually accounted for 10% or more of net revenues.

      Certain components of laser units and fiber-optic handpieces are generally acquired from multiple sources. Other laser and fiber-optic components and subassemblies are purchased from single sources. Although the Company has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company’s ability to manufacture its’ products and, therefore, would harm its’ business. The Company intends to continue to qualify multiple sources for components that are presently single sourced.

16. Subsequent Event:

      On March 27, 2003, the Company entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note agreement (the “Note”) that matures on March 26, 2006. The Note provides for borrowings of up to $2,000,000 based upon eligible accounts receivable, and advances under the Note will bear interest at prime plus 3.35%. The Note includes a right of conversion at a fixed conversion price of $.30 per share, subject to adjustment. In conjunction with this transaction, the Company issued 275,000 five year warrants at exercise prices ranging from $.35 to $.44 per share. As of March 31, 2003, the Company has no outstanding borrowings on the Note.

CARDIOGENESIS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning			Balance at
	of Period	Additions(1)	Deductions(2)	End of Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2000
Allowance for doubtful accounts	$1,876	$620	$1,700	$796
Year ended December 31, 2001
Allowance for doubtful accounts	$796	$904	$346	$1,354
Year ended December 31, 2002
Allowance for doubtful accounts	$1,354	$335	$1,240	$449
Inventory reserve:
Year ended December 31, 2000
Inventory reserve	$1,998	$1,788	$1,606	$2,180
Year ended December 31, 2001
Inventory reserve	$2,180	$1,144	$2,078	$1,246
Year ended December 31, 2002
Inventory reserve	$1,246	$854	$1,739	$361
Warranty reserve:
Year ended December 31, 2000
Warranty reserve	$225	$95	$162	$158
Year ended December 31, 2001
Warranty reserve	$158	$28	$170	$16
Year ended December 31, 2002
Warranty reserve	$16	$35	$34	$17
Valuation allowance:
Year ended December 31, 2000
Valuation allowance	$56,297	$3,118	$—	$59,415
Year ended December 31, 2001
Valuation allowance	$59,415	$4,516	$—	$63,931
Year ended December 31, 2002
Valuation allowance	$63,931	$—	$2,275	$61,656

(1)	Charged to costs and expenses.

(2)	Amounts written off against the reserve.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Reorganization among the Company, the former CardioGenesis Corporation and RW Acquisition Corporation dated October 21, 1998.
3.1(2)	Certificate of Amendment and Restated Articles of Incorporation of Registrant.
3.2	Certificate of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Company’s Form 10-Q filed August 14, 2001).
3.3(3)	Amended and Restated Bylaws of Registrant.
4.1	Form of Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Right Certificate, Form of Assignment and Form of Election to Purchase (incorporated by reference to the Company’s Form 8-K filed August 20, 2001).
4.2	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Form 8-K filed January 18, 2002).
10.1(2)	Form of Director and Officer Indemnification Agreement.
10.2(3)	Stock Option Plan, as amended and restated.
10.3(3)	Director Stock Option Plan, as amended and restated.
10.4(2)	1996 Employee Stock Purchase Plan of CardioGenesis Corporation.
10.5	Facilities Lease for 26632 Towne Centre Dr., Suite 320, Foothill Ranch, California (incorporated herein by reference to the Registrant’s Form 10-Q/A, Exhibit 10.1, filed August 16, 2001).
10.6(2)	401(k) Plan.
10.7	1993 Equity Incentive Plan of the former CardioGenesis Corporation (incorporated by reference to the former CardioGenesis Corporation’s Form SB-2 (File No. 333-3752-LA), declared effective on May 21, 1996).
10.8	1996 Equity Incentive Plan of the former CardioGenesis Corporation (incorporated by reference to the former CardioGenesis Corporation’s Form S-8 (File No. 333-35095), dated September 8, 1997).
10.9(4)	Employment agreement dated June 1, 2002 between the Company and Darrell F. Eckstein, President, Chief Operating Officer and Acting Chief Financial Officer.
10.10(4)	Amendment to employment agreement between the Company and Michael J. Quinn, Chief Executive Officer, dated July 3, 2002
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page)

(1)	Incorporated by reference to Appendix 1 to the Company’s Registration Statement on S-4 filed with the Securities and Exchange Commission on February 9, 1999 (File No. 333-72063).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996.

(3)	Incorporated by reference to the Company’s Form 10-K filed April 16, 2002.

(4)	Incorporated by reference to the Company’s Form 10-Q filed August 14, 2002.