Form 10-Q
period 2003-03-31
CARDIOGENESIS CORP /CA
filed 2003-05-15
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission file number 0-28288

CARDIOGENESIS CORPORATION

(formerly known as Eclipse Surgical Technologies, Inc.)
(Exact name of Registrant as specified in its charter)

California	77-0223740

(State of incorporation)	(I.R.S. Employer
Identification Number)

26632 Towne Centre Drive
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

Yes  ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)

Yes  ☐  No  ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.

37,120,925 shares of Common Stock, no par value
As of April 30, 2003

CARDIOGENESIS CORPORATION

CARDIOGENESIS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,576	$1,490
Accounts receivable, net of allowance for doubtful accounts of $440 and $449 at March 31, 2003 and December 31, 2002, respectively	1,946	1,961
Inventories, net of reserves of $406 and $361 at March 31, 2003 and December 31, 2002, respectively	1,535	1,632
Prepaids and other current assets	529	574

Total current assets	5,586	5,657
Property and equipment, net	526	589
Other assets	1,460	1,509

Total assets	$7,572	$7,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$1,241
Accrued liabilities	1,638	2,101
Customer deposits	50	50
Deferred revenue	641	621
Current portion of capital lease obligation	23	30

Total current liabilities	3,740	4,043
Capital lease obligation, less current portion	—	1

Total liabilities	3,740	4,044

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 50,000 shares authorized; 37,121 shares issued and outstanding at March 31, 2003 and December 31, 2002	168,321	168,321
Accumulated deficit	(164,489)	(164,610)

Total shareholders’ equity	3,832	3,711

Total liabilities and shareholders’ equity	$7,572	$7,755

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Net revenues	$3,422	$3,158
Cost of revenues	622	826

Gross profit	2,800	2,332

Operating expenses:
Research and development	383	206
Sales, general and administrative	2,298	3,372

Total operating expenses	2,681	3,578

Operating income (loss)	119	(1,246)
Interest income, net	2	7

Net income (loss)	121	(1,239)

Other comprehensive income:
Foreign currency translation adjustment	—	20

Comprehensive income (loss)	$121	$(1,219)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.03)

Weighted average shares outstanding:
Basic	37,121	36,507

Diluted	37,145	36,507

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$121	$(1,239)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	65	85
Provision for doubtful accounts	—	200
Provision for inventory excess and obsolescence	121	291
Amortization of license fees	49	48
Loss on disposal of property and equipment	—	28
Changes in operating assets and liabilities:
Accounts receivable	15	686
Inventories	(24)	191
Prepaids and other current assets	45	137
Accounts payable	147	81
Accrued liabilities	(463)	(619)
Customer deposits	—	(4)
Deferred revenue	20	(233)
Long term liabilities	—	(247)

Net cash provided by (used in) operating activities	96	(595)

Cash flows from investing activities:
Acquisition of property and equipment	(2)	(5)

Net cash used in investing activities	(2)	(5)

Cash flows from financing activities:
Payments on short term borrowings	—	(162)
Repayments of capital lease obligations	(8)	(8)

Net cash used in financing activities	(8)	(170)
Effects of exchange rate changes on cash and cash equivalents	—	20

Net increase (decrease) in cash and cash equivalents	86	(750)
Cash and cash equivalents at beginning of year	1,490	2,629

Cash and cash equivalents at end of period	$1,576	$1,879

Supplemental schedule of cash flow information:
Interest paid	$1	$5

Taxes paid	$3	$2

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

     The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with CardioGenesis’ audited financial statements and notes thereto for the year ended December 31, 2002, contained in the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”).

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has achieved profitability in the quarter ended March 31, 2003, CardioGenesis has had significant losses for the last several years and may incur losses in the future. Management believes its cash balance as of March 31, 2003 is sufficient to meet the Company’s capital and operating requirements for the next 12 months. CardioGenesis has additional funding available through a $2,000,000 revolving convertible note credit facility.

     CardioGenesis may require additional financing in the future. There can be no assurance that CardioGenesis will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to CardioGenesis’ stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on CardioGenesis’ business, operating results and financial condition. CardioGenesis’ long term liquidity also depends upon its ability to increase revenues from the sale of its products and to sustain profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.

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

     Options to purchase 4,556,285 and 2,972,673 shares of common stock were outstanding at March 31, 2003 and 2002, respectively. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of March 31, 2003 and 2002. For the three months ended March 31, 2003, potentially dilutive securities resulted in potential common shares of approximately 24,000 shares. For the three months ended March 31, 2002, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

2. Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

	(unaudited)
Raw materials	$1,120	$1,121
Work-in-process	191	136
Finished goods	630	736

	1,941	1,993
Less reserves	(406)	(361)

	$1,535	$1,632

3. Stock-Based Compensation:

     The Company has adopted the disclosure only provisions of SFAS 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation, Transition and Disclosure”. CardioGenesis, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in the quarter ended March 31, 2003 and 2002 consistent with the provisions of SFAS 123, CardioGenesis’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income (loss) as reported	$121	$(1,219)
Stock-based employee compensation	$(309)	$(354)
Pro forma net loss	$(188)	$(1,573)
Basic and diluted net income (loss) per share as reported	$0.00	$(0.03)
Pro forma basic and diluted net loss per share	$(0.01)	$(0.04)

     The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the three months ended March 31, 2003 and 2002 were $241,000 and $158,000 and $0.20 and $0.53, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

4. Recently Issued Accounting Standards

     In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective immediately. The interim disclosure requirements became effective for the first quarter of 2003. The adoption of SFAS No. 148 did not have a material effect on our results of operations or financial condition.

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

     We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December of 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We currently expect the Dispute Resolution Panel to convene in the third quarter of 2003. There can be no assurance, however, that we will receive a favorable decision from the FDA.

     As of March 31, 2003, we had an accumulated deficit of $164,489,000. We may incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

     Net revenues of $3,422,000 for the quarter ended March 31, 2003 increased $264,000, or 8%, when compared to net revenues of $3,158,000 for the quarter ended March 31, 2002. The increase in net revenues is primarily attributed to an increase in disposable handpiece revenue.

     For the quarter ended March 31, 2003, domestic disposable handpiece revenue increased by $314,000 and domestic laser revenue decreased by $12,000 compared to the quarter ended March 31, 2002. In the first quarter of 2003, domestic handpiece revenue consisted of $567,000 in sales of product to customers operating under the loaned laser program, of which $138,000 was attributed to premiums associated with such sales. In the first quarter of 2002, domestic handpiece revenue consisted of $562,000 in sales of product to customers operating under the loaned laser program, of which $90,000 was attributed to premiums associated with such sales. In the first quarter of 2003 and 2002, sales of handpieces to customers not operating under the loaned laser program were $1,513,000 and $1,204,000, respectively. International sales, accounting for approximately 8% of net revenues for the quarter ended March 31, 2003, decreased $47,000 from the prior year when international sales accounted for 10% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $267,000 increased $10,000 for the quarter ended March 31, 2003 when compared to $257,000 for the quarter ended March 31, 2002.

Gross Profit

     Gross profit increased to 82% of net revenues for the quarter ended March 31, 2003 as compared to 74% of net revenues for the quarter ended March 31, 2002. Gross profit in absolute dollars increased by $468,000 to $2,800,000 for the quarter ended March 31, 2003, as compared to $2,332,000 for the quarter ended March 31, 2002. The increase in gross profit, as a percentage of sales and in absolute terms, resulted from improved margins on lasers sold as well as improved margins on disposable handpieces.

Research and Development

     Research and development expenditures of $383,000 increased $177,000 or 86% for the quarter ended March 31, 2003 when compared to $206,000 for the quarter ended March 31, 2002. The increase in overall research and development expense was primarily attributed to expenses related to our pursuit of PMR approval.

Sales, General and Administrative

     Sales, general and administrative expenditures of $2,298,000 decreased $1,074,000 or 32% for the quarter ended March 31, 2003 when compared to $3,372,000 for the quarter ended March 31, 2002. The decrease in expenses resulted primarily from decreases in employee headcount and related expenses and outside services of $613,000 and $150,000, respectively, as well as lower expenses in other areas.

Liquidity and Capital Resources

     At March 31, 2003, we had cash and cash equivalents of $1,576,000 compared to $1,490,000 at December 31, 2002, an increase of $86,000. During the three months ended March 31, 2003, we had net income of $121,000 which provided cash of $96,000 to support operating activities.

     On March 27, 2003, we entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note credit facility (the “Note”) that matures on March 26, 2006. The Note, which is collateralized by our assets, provides for borrowings of up to $2,000,000 based upon eligible accounts receivable. Advances under the Note will bear interest at prime plus 3.35%. The Note includes a right of conversion into common stock at a fixed conversion price of $.30 per share, subject to adjustment. In conjunction with this transaction, we issued 275,000 five year warrants. The warrants are exercisable for common stock at exercise prices ranging from $.35 to $.44 per share. As of March 31, 2003, our borrowing capacity was approximately $1,400,000 based on eligible accounts receivable and we had no outstanding borrowings on the Note.

     We have incurred significant losses for the last several years and at March 31, 2003 have an accumulated deficit of $164,489,000. Our ability to maintain current operations is dependent upon sustaining profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

     We also plan to continue our cost containment efforts by focusing on reducing sales, general and administrative expenses. We’ve significantly reduced our cost of revenues, primarily due to the outsourcing of a significant portion of our manufacturing which allows us to purchase products at lower costs. To reduce operating expenses, we have focused our efforts on reducing headcount and overall expenses in functions that are not essential to core and critical activities.

     Currently, our primary goal is to sustain profitability. Our actions have been guided by this imperative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

     We believe our cash balance as of March 31, 2003 and the borrowing capacity available under our $2,000,000 revolving convertible note credit facility, will be sufficient to meet our capital and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

Recently Issued Accounting Standards

     In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective immediately. The interim disclosure requirements became effective for the first quarter of 2003. The adoption of SFAS No. 148 did not have a material effect on our results of operations or financial condition.

Risk Factors

     In addition to the other information included in this Form 10-Q, the following risk factors should be considered carefully in evaluating us and our business.

     Our ability to maintain current operations is dependent upon sustaining profitable operations in the future.

     We will have a continuing need for new infusions of cash if we incur losses in the future. We plan to increase our sales through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and will not have sufficient cash to fund our operations.

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

     We may not sustain profitability in the future.

     Our common stock has been delisted by the Nasdaq SmallCap Market which may have an unfavorable impact on our stock price and liquidity.

     The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of medical device companies could depress our stock price regardless of our operating results. The delisting of our common stock from the Nasdaq SmallCap Market could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future. Our common stock is currently listed on the OTC Bulletin Board.

     The price of our common stock may fluctuate significantly, which may result in losses for investors.

     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended March 31, 2003, the closing prices of our common stock as reported on Nasdaq ranged from a high of $1.20 to a low of $0.22. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

     The FDA has not approved our PMR laser system for any application in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel. We currently expect the Dispute Resolution Panel to convene in the third quarter of 2003. There is no assurance, however, that we will receive a favorable decision from the FDA. We will not be able to derive any revenue from the sale of that device in the United States until such time, if any, that the FDA approves the device. Such inability to realize revenue from sales of our PMR device in the United States may have an adverse effect on our results of operations.

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

     Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The long-term debt at March 31, 2003 consists of an outstanding balance on a lease obligation.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company’s existing cash and cash equivalents and long-term debt instruments:

						Total Fair
In Thousands	2003	2004	2005	2006	2007	Value

Assets
Cash, cash equivalents	$1,576	$—	$—	$—	$—	$1,576
Weighted average interest rate	1.0%	—	—	—	—	1.0%
Liabilities
Fixed Rate Debt
Lease obligation	$23	$—	$—	$—	$—	$23
Weighted average interest rate	6.8%	—	—	—	—	6.8%

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

Item 2. Changes in Securities and Use of Proceeds

     On March 27, 2003, the Company entered into a Purchase and Security Agreement (the “Agreement”) with Laurus Master Fund, Ltd. (“Laurus”), a Cayman Islands corporation, pursuant to which Laurus will make revolving credit advances to the Company from time to time up to an aggregate amount of $2 million. Pursuant to the terms of the Agreement, Laurus received a three-year convertible note (the “Note”) from the Company secured by the Company’s assets. To the extent advances have been made under the Note, the principal portion of the amount advanced and any interest or fees due and payable are convertible into shares of the Company’s common stock. The conversion price per share is $0.30, subject to terms and conditions set forth in the Agreement and the Note. As of the date of this report, no advances have been made under the Note. The Company also issued Laurus a Common Stock Purchase Warrant (the “Warrant”) dated March 27, 2003 exercisable for 275,000 shares of the Company’s common stock, with exercise prices ranging from $0.35 to $0.44 per share.

     The Company claimed that the offering and sale of the Note, the Warrant and the shares of common stock underlying the Note and the Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D under the Securities Act. In order to claim this exemption, the Company relied on, among other things, a representation that Laurus is an “accredited investor” within the meaning of Regulation D.

     For additional information regarding the transaction described above, please see our current report on Form 8-K filed on April 4, 2003.

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

CARDIOGENESIS CORPORATION
Registrant

Date: May 15, 2003	/s/ Michael J. Quinn

Michael J. Quinn
Chief Executive Officer, Chairman of the Board
and Director
(Principal Executive Officer)

Date: May 15, 2003	/s/ Darrell F. Eckstein

Darrell F. Eckstein
President, Chief Operating Officer and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer,
Secretary and Treasurer)

CERTIFICATIONS

I, Michael J. Quinn, certify that:

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

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ MICHAEL J. QUINN Michael J. Quinn Chief Executive Officer May 15, 2003

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

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ DARRELL F. ECKSTEIN Darrell F. Eckstein Acting Chief Financial Officer May 15, 2003