Form 10-Q
period 2003-06-30
CARDIOGENESIS CORP /CA
filed 2003-08-14
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

37,149,500 shares of Common Stock, no par value
As of July 31, 2003

CARDIOGENESIS CORPORATION

CARDIOGENESIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

ASSETS

	June 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$1,139	$1,490
Accounts receivable, net of allowance for doubtful accounts of $363 and $449 at June 30, 2003 and December 31, 2002, respectively	1,419	1,961
Inventories, net of reserve of $406 and $361 at June 30, 2003 and December 31, 2002, respectively	1,531	1,632
Prepaids and other current assets	919	574

Total current assets	5,008	5,657
Property and equipment, net	470	589
Other assets	1,412	1,509

Total assets	$6,890	$7,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,260	$1,241
Accrued liabilities	1,576	2,101
Customer deposits	50	50
Deferred revenue	601	621
Note payable	341	—
Current portion of capital lease obligation	16	30

Total current liabilities	3,844	4,043
Capital lease obligation, less current portion	—	1

Total liabilities	3,844	4,044

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 50,000 shares authorized; 37,150 and 37,121 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	168,413	168,321
Accumulated deficit	(165,367)	(164,610)

Total shareholders’ equity	3,046	3,711

Total liabilities and shareholders’ equity	$6,890	$7,755

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$3,090	$3,010	$6,512	$6,168
Cost of revenues	502	672	1,124	1,498

Gross profit	2,588	2,338	5,388	4,670

Operating expenses:
Research and development	723	437	1,106	643
Sales, general and administrative	2,744	3,061	5,042	6,433

Total operating expenses	3,467	3,498	6,148	7,076

Operating loss	(879)	(1,160)	(760)	(2,406)
Interest, net	1	12	3	19
Gain on sale of equity investee	—	2,285	—	2,285

Net (loss) income	(878)	1,137	(757)	(102)

Other comprehensive income:
Foreign currency translation adjustment	—	23	—	43

Comprehensive (loss) income	$(878)	$1,160	$(757)	$(59)

Per share information:
Net (loss) income available to common shareholders	$(878)	$1,137	$(757)	$(102)

Net (loss) income per share:
Basic and diluted	$(0.02)	$0.03	$(0.02)	$(0.00)

Shares used in computation of net (loss) income per share:
Basic	37,136	36,979	37,128	36,744

Diluted	37,136	37,098	37,128	36,744

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(757)	$(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	165
Gain from sale of equity investee	—	(2,285)
Provision for doubtful accounts	—	200
Provision for inventory reserves	172	339
Amortization of license fees	97	97
Loss on disposal of property and equipment	—	28
Changes in operating assets and liabilities:
Accounts receivable	542	250
Inventories	(71)	507
Prepaids and other current assets	265	215
Accounts payable	19	(91)
Accrued liabilities	(525)	(1,015)
Current portion of long term liabilities	—	(370)
Customer deposits	—	(4)
Deferred revenue	(20)	(283)

Net cash used in operating activities	(151)	(2,349)

Cash flows from investing activities:
Proceeds from sale of equity investee	—	2,285
Acquisition of property and equipment	(8)	(39)

Net cash (used in) provided by investing activities	(8)	2,246

Cash flows from financing activities:
Net proceeds from sales of common stock and from issuance of common stock from exercise of options	17	486
Payments on short term borrowings	(194)	(470)
Repayments of capital lease obligations	(15)	(16)

Net cash used in financing activities	(192)	—

Effects of exchange rate changes on cash and cash equivalents	—	43

Net decrease in cash and cash equivalents	(351)	(60)
Cash and cash equivalents at beginning of period	1,490	2,629

Cash and cash equivalents at end of period	$1,139	$2,569

Supplemental schedule of cash flow information:
Interest paid	$2	$7

Taxes paid	$30	$2

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants	$75	$—

Financing of insurance premiums with note payable	$535	$624

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

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has had significant losses for the last several years and may incur losses in the future. Management believes its cash balance as of June 30, 2003 and the borrowing capacity available under the Company’s $2,000,000 revolving convertible note credit facility, will be sufficient to meet the Company’s capital and operating requirements for the next 12 months.

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

Net (Loss) Income Per Share:

     Basic earnings per share (“EPS”) is computed by dividing the net (loss) income by the weighted average number of common shares outstanding for the period. Dilutive EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method.

     Options to purchase 4,899,695 and 3,436,303 shares of common stock were outstanding at June 30, 2003 and 2002, respectively. Warrants to purchase 275,000 shares of common stock at prices ranging from $.35 to $.44 per share were outstanding as of June 30, 2003. Warrants to purchase an additional 75,000 shares of common stock at $1.63 per share were outstanding as of June 30, 2003 and 2002, respectively. For the three and six months ended June 30, 2003, both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended June 30, 2002, potentially dilutive securities resulted in potential common shares of approximately 119,000 shares. For the six months ended June 30, 2002, both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

2. Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

	(unaudited)
Raw materials	$1,120	$1,121
Work-in-process	154	136
Finished goods	663	736

	1,937	1,993
Less reserves	(406)	(361)

	$1,531	$1,632

3. Stock-Based Compensation:

     The Company has adopted the disclosure only provisions of SFAS 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation, Transition and Disclosure”. CardioGenesis, however, continues to apply APB 25 and related interpretations in accounting for its plans and follows the aforementioned disclosure-only provisions of SFAS 123, as amended by SFAS 148. Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in the three and six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS 123, CardioGenesis’ net (loss) income and net (loss) income per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,

	2003	2002

Net (loss) income as reported	$(878)	$1,137
Stock-based employee compensation	$(247)	$(347)
Pro forma net (loss) income	$(1,125)	$790
Basic and diluted net (loss) income per share as reported	$(0.02)	$0.03
Pro forma basic and diluted net (loss) income per share	$(0.03)	$0.02

	Six Months Ended June 30,

	2003	2002

Net loss as reported	$(757)	$(102)
Stock-based employee compensation	$(771)	$(702)
Pro forma net loss	$(1,528)	$(804)
Basic and diluted net loss per share as reported	$(0.02)	$(0.00)
Pro forma basic and diluted net loss per share	$(0.04)	$(0.02)

     The above pro-forma disclosures are not necessarily representative of the effects on reported net (loss) income for future years. The aggregate fair value and weighted average fair value per share of options granted in the three months ended June 30, 2003 and 2002 were $267,000 and $357,000 and $0.43 and $0.63, respectively. The aggregate fair value and weighted average fair value per share of options granted in the six months ended June 30, 2003 and 2002 were $504,000 and $515,000 and $0.28 and $0.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

4. Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, but does not expect that such adoption will have a material impact on the Company’s results of operations, financial position or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires certain financial instruments to be classified as liabilities which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter. The Company has not yet evaluated the impact of SFAS 150, and thus is unable to disclose the impact that adopting FAS 150 will have on the Company’s results of operations, financial position or cash flows.

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

Overview

     CardioGenesis Corporation, formerly known as Eclipse Surgical Technologies, Inc. (“CardioGenesis”, “the Company”), incorporated in California in 1989, designs, develops, manufactures and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous myocardial revascularization (“PMR”).

     In February 1999, we received final approval from the Food and Drug Administration (“FDA”) for our TMR products for certain indications, and we are now able to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark (“CE Mark”) allowing the commercial sale of our TMR laser systems and our PMR catheter system to customers in the European Community. Effective July 1999, the Health Care Financial Administration began providing Medicare coverage for TMR. Hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures.

     We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data to be submitted by us in support of our PMA supplement for PMR. The independent panel review by the MDDRP has been cancelled, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. There can be no assurance, however, that we will receive a favorable determination from the FDA.

     As of June 30, 2003, we had an accumulated deficit of $165,367,000. We may incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

     Net revenues of $3,090,000 for the quarter ended June 30, 2003 increased $80,000, or 3%, when compared to net revenues of $3,010,000 for the quarter ended June 30, 2002.

     For the quarter ended June 30, 2003, domestic handpiece revenue decreased by $7,000 compared to the quarter ended June 30, 2002. In the second quarter of 2003, domestic handpiece revenue consisted of $591,000 in sales to customers operating under the loaned laser program and $1,769,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $87,000 was attributed to premiums associated with handpiece sales. In the second quarter of 2002, domestic handpiece revenue consisted of $732,000 in sales of product to customers operating under the loaned laser program and $1,635,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $167,000 was attributed to premiums associated with the handpiece sales.

     For the quarter ended June 30, 2003, domestic laser revenue increased by $25,000 compared to the same quarter in 2002. International sales, accounting for approximately 1% of net revenues for the quarter ended June 30, 2003, decreased $19,000 from the prior year when international sales accounted for 1% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $296,000 increased $81,000 or 38% for the quarter ended June 30, 2003 when compared to $215,000 for the quarter ended June 30, 2002.

     Net revenues of $6,512,000 for the six months ended June 30, 2003 increased $344,000, or 6%, when compared to net revenues of $6,168,000 for the six months ended June 30, 2002.

     For the six months ended June 30, 2003, domestic handpiece revenue increased by $306,000 compared to the six months ended June 30, 2002. In the first six months of 2003, domestic handpiece revenue consisted of $1,157,000 in sales to customers operating under the loaned laser program and $3,282,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $226,000 was attributed to premiums associated with handpiece sales. In the first six months of 2002, domestic handpiece revenue consisted of $1,289,000 in sales of product to customers operating under the loaned laser program and $2,844,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $235,000 was attributed to premiums associated with the handpiece sales.

     For the six months ended June 30, 2003, domestic laser revenue increased by $13,000 compared to the same period in 2002. International sales, accounting for approximately 5% of net revenues for the six months ended June 30, 2003, decreased $65,000 from the same period in the prior year when international sales accounted for 6% of total sales. In addition, service revenue of $562,000 increased $90,000 or 19% for the six months ended June 30, 2003 when compared to $472,000 for the six months ended June 30, 2002.

Gross Profit

     Gross profit increased to 84% of net revenues for the quarter ended June 30, 2003 as compared to 78% of net revenues for the quarter ended June 30, 2002. Gross profit in absolute dollars increased by $250,000 to $2,588,000 for the quarter ended June 30, 2003, as compared to $2,338,000 for the quarter ended June 30, 2002. Gross profit increased to 83% of net revenues for the six months ended June 30, 2003 as compared to 76% of net revenues for the six months ended June 30, 2002. Gross profit in absolute dollars increased by $718,000 to $5,388,000 for the six months ended June 30, 2003, as compared to $4,670,000 for the six months ended June 30, 2002. The increase in gross margin as a percent of net revenues for the quarter and six months ended June 30, 2003 resulted from higher average selling prices of our products and ongoing improvements in manufacturing by our contract manufacturer.

Research and Development

     Research and development expenditures of $723,000 increased $286,000 or 65% for the quarter ended June 30, 2003 when compared to $437,000 for the quarter ended June 30, 2002. The increase in overall research and development expense was primarily related to our pursuit of PMR approval.

     Research and development expenditures of $1,106,000 increased $463,000 or 72% for the six months ended June 30, 2003 when compared to $643,000 for the six months ended June 30, 2002. The increase in overall research and development expense was primarily related to our pursuit of PMR approval.

Sales, General and Administrative

     Sales, general and administrative expenditures of $2,744,000 decreased $317,000 or 10% for the quarter ended June 30, 2003 when compared to $3,061,000 for the quarter ended June 30, 2002. The decrease in expenses resulted primarily from decreases in employee expenses of $325,000 due to reductions in headcount.

     Sales, general and administrative expenditures of $5,042,000 decreased $1,391,000 or 22% for the six months ended June 30, 2003 when compared to $6,433,000 for the six months ended June 30, 2002. The decrease in expenses resulted primarily from decreases in employee expenses due to reductions in headcount, outside services and facilities costs of $962,000, $263,000 and $107,000, respectively.

Net (Loss) Income

     The net loss for the quarter ended was $878,000 compared to net income of $1,137,000 for the quarter ended June 30, 2002. The change from net income to net loss is primarily related to the gain of $2,285,000 on the sale of our ownership interest in Microheart recorded in the second quarter of 2002, offset by an increase in gross profit and reduced operating expenses in the second quarter of 2003.

     The net loss for the six months ended June 30, 2003 was $757,000 compared to a net loss of $102,000 for the six months ended June 30, 2002. The change in net loss is primarily related to the gain of $2,285,000 on the sale of our ownership interest in Microheart recorded in the second quarter of 2002, offset by an increase in gross profit and a decrease in operating expenses resulting from our cost containment efforts and improved margins on sales in the current period.

Liquidity and Capital Resources

     Cash and cash equivalents were $1,139,000 at June 30, 2003 compared to $1,490,000 at December 31, 2002, a decrease of $351,000. We used $151,000 of cash for operating activities in the six months ended June 30, 2003 to fund our operating loss and to pay accrued liabilities. Accrued liabilities decreased by $525,000 to $1,576,000 at June 30, 2003 compared to $2,101,000 at December 31, 2002, primarily due to payments on obligations. The decrease in accrued liabilities was partially offset by a decrease in accounts receivable of $542,000 to $1,419,000 at June 30, 2003 compared to $1,961,000 at December 31, 2002, primarily related to collections on customer receivables.

     Cash used in investing activities in the six months ended June 30, 2003 was $8,000. Cash used in financing activities was $192,000.

     On March 27, 2003, we entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note credit facility (the “Note”) that matures on March 26, 2006. The Note, which is collateralized by our assets, provides for borrowings of up to $2,000,000 based upon eligible accounts receivable. Advances under the Note will bear interest at prime plus 3.35%. The Note includes a right of conversion into common stock at a fixed conversion price of $.30 per share, subject to adjustment. In conjunction with this transaction, we issued 275,000 five year warrants. The warrants are exercisable for common stock at exercise prices ranging from $.35 to $.44 per share. As of June 30, 2003, our borrowing capacity was approximately $1,000,000 based on eligible accounts receivable and we had no outstanding borrowings on the Note.

     We have incurred significant losses for the last several years and at June 30, 2003 we have an accumulated deficit of $165,367,000. Our ability to maintain current operations is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

     We also plan to continue our cost containment efforts by focusing on sales, general and administrative expenses. We’ve significantly reduced our cost of revenues, primarily due to the outsourcing of a significant portion of our manufacturing which allows us to purchase products at lower costs. To reduce operating expenses, we have focused our efforts on reducing headcount and overall expenses in functions that are not essential to core and critical activities.

     Currently, our primary goal is to achieve profitability. Our actions have been guided by this imperative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

     We believe our cash balance as of June 30, 2003 and the borrowing capacity available under our $2,000,000 revolving convertible note credit facility, will be sufficient to meet our capital and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments is insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, but does not expect that such adoption will have a material impact on the Company’s results of operations, financial position or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires certain financial instruments to be classified as liabilities which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter. The Company has not yet evaluated the impact of SFAS 150, and thus is unable to disclose the impact that adopting FAS 150 will have on the Company’s results of operations, financial position or cash flows.

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

     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended August 4, 2003, the closing prices of our common stock as reported on Nasdaq and on the OTC Bulletin Board ranged from a high of $1.49 to a low of $0.22. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

     The FDA has not approved our PMR laser system for any application in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data to be submitted by us in support of our PMA supplement for PMR. The independent panel review by the MDDRP has been cancelled, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. There can be no assurance, however, that we will receive a favorable determination from the FDA. We will not be able to derive any revenue from the sale of that device in the United States until such time, if any, that the FDA approves the device. Such inability to realize revenue from sales of our PMR device in the United States may have an adverse effect on our results of operations.

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

     The growth in our business may place a significant strain on our limited personnel, management, financial systems and other resources. The evolving growth of our business presents numerous risks and challenges, including:

•	the dependence on the growth of the market for our TMR and PMR systems;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing clinical adoption of the TMR procedure;

•	the costs associated with such growth, which are difficult to quantify, but could be significant;

•	domestic and international regulatory developments;

•	rapid technological change;

•	the highly competitive nature of the medical devices industry; and the risk of entering emerging markets in which we have limited or no direct experience.

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

     Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The weighted average interest rate on cash and cash equivalents of $1.1 million as of June 30, 2003 was 1.0%.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedure

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

(b)	Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At CardioGenesis Corporation’s Annual Meeting of Shareholders held on May 21, 2003, the following proposals were adopted by the margins indicated.

1.	To elect four (4) directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified. Other than the directors listed below there were no other directors whose term of office continued.

	Number of Shares Voted:
	For	Withheld

Michael J. Quinn	35,008,321	967,114
Joseph R. Kletzel, II	35,006,534	968,901
Robert L. Mortensen	33,878,391	2,097,044
Robert C. Strauss	33,879,191	2,096,244

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of CardioGenesis Corporation for the fiscal year ending December 31, 2003.

Number of Shares Voted:
For	Against	Abstain/ Broker Non-Vote

34,633,416	1,232,216	109,803

3.	To approve an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 75,000,000 and increase the total number of shares of all classes of stock CardioGenesis is authorized to issue.

Number of Shares Voted:
For	Against	Abstain/ Broker Non-Vote

32,472,881	3,393,894	108,660

4.	To approve an amendment to the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares.

Number of Shares Voted:
For	Against	Abstain/ Broker Non-Vote

32,773,529	3,091,624	110,552

5.	To approve an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 150,000 shares.

Number of Shares Voted:
For	Against	Abstain/ Broker Non-Vote

33,188,001	2,663,674	123,760

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Reports on Form 8-K

           A current report on Form 8-K was filed on April 4, 2003 reporting in Item 5 that the Company entered into a Purchase and Security Agreement with Laurus Master Fund, Ltd. (“Laurus”) pursuant to which Laurus will make revolving credit advances to the Company from time to time.

           A current report on Form 8-K was furnished to the Securities and Exchange Commission on May 2, 2003 to announce the Company’s earnings for the period ended March 31, 2003.

           A current report on Form 8-K was furnished to the Securities and Exchange Commission on July 23, 2003 to announce the Company’s earnings for the period ended June 30, 2003.

CARDIOGENESIS CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant

Date: August 14, 2003	/s/ Michael J. Quinn

Michael J. Quinn Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2003	/s/ Darrell F. Eckstein

Darrell F. Eckstein President, Chief Operating Officer and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.