Form 10-Q
period 2003-09-30
CARDIOGENESIS CORP /CA
filed 2003-11-14
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

37,435,803 shares of Common Stock, no par value
As of October 31, 2003

CARDIOGENESIS CORPORATION

CARDIOGENESIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,113	$1,490
Accounts receivable, net of allowance for doubtful accounts of $369 and $449 at September 30, 2003 and December 31, 2002, respectively	1,789	1,961
Inventories, net of reserve of $396 and $361 at September 30, 2003 and December 31, 2002, respectively	1,314	1,632
Prepaids and other current assets	713	574

Total current assets	4,929	5,657
Property and equipment, net	441	589
Other assets	1,363	1,509

Total assets	$6,733	$7,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218	$1,241
Accrued liabilities	1,539	2,101
Customer deposits	25	50
Deferred revenue	639	621
Note payable	210	—
Current portion of capital lease obligation	8	30

Total current liabilities	3,639	4,043
Capital lease obligation, less current portion	—	1

Total liabilities	3,639	4,044

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 50,000 shares authorized; 37,436 and 37,121 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	168,590	168,321
Accumulated deficit	(165,496)	(164,610)

Total shareholders’ equity	3,094	3,711

Total liabilities and shareholders’ equity	$6,733	$7,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$3,594	$3,210	$10,106	$9,378
Cost of revenues	621	695	1,745	2,193

Gross profit	2,973	2,515	8,361	7,185

Operating expenses:
Research and development	730	(261)	1,836	382
Sales, general and administrative	2,364	3,357	7,406	9,790

Total operating expenses	3,094	3,096	9,242	10,172

Operating loss	(121)	(581)	(881)	(2,987)
Interest (expense) income, net	(8)	5	(5)	24
Gain on sale of equity investee	—	—	—	2,285

Net loss	(129)	(576)	(886)	(678)

Other comprehensive loss:
Foreign currency translation adjustment	—	23	—	65

Comprehensive loss	$(129)	$(553)	$(886)	$(613)

Per share information:
Net loss available to common shareholders	$(129)	$(576)	$(886)	$(678)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.02)

Shares used in computation of net loss per share:
Basic and diluted	37,351	37,059	37,203	36,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(886)	$(678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	239
Gain from sale of equity investee	—	(2,285)
Provision for doubtful accounts	—	260
Provision for inventory reserves	189	685
Amortization of license fees	146	146
Amortization of debt issue costs	13	—
Loss on disposal of property and equipment	—	28
Reduction of clinical trial accrual	(296)	(684)
Changes in operating assets and liabilities:
Accounts receivable	172	194
Inventories	129	447
Prepaids and other current assets	458	427
Accounts payable	(23)	(191)
Accrued liabilities	(266)	(710)
Current portion of long-term liabilities	—	(495)
Customer deposits	(25)	(4)
Deferred revenue	18	(329)

Net cash used in operating activities	(183)	(2,950)

Cash flows from investing activities:
Proceeds from sale of equity investee	—	2,285
Acquisition of property and equipment	(40)	(59)

Net cash (used in) provided by investing activities	(40)	2,226

Cash flows from financing activities:
Net proceeds from sales of common stock and from issuance of common stock from exercise of options	194	486
Payments on short-term borrowings	(325)	(632)
Repayments of capital lease obligations	(23)	(23)

Net cash used in financing activities	(154)	(169)

Effects of exchange rate changes on cash and cash equivalents	—	65

Net decrease in cash and cash equivalents	(377)	(828)
Cash and cash equivalents at beginning of period	1,490	2,629

Cash and cash equivalents at end of period	$1,113	$1,801

Supplemental schedule of cash flow information:
Interest paid	$11	$10

Taxes paid	$25	$26

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants	$75	$—

Financing of insurance premiums with note payable	$535	$624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has had significant losses for the last several years and may incur losses in the future. Management believes its cash balance as of September 30, 2003 and the borrowing capacity available under the Company’s $2,000,000 revolving convertible note credit facility will be sufficient to meet the Company’s capital and operating requirements for the next 12 months. As of September 30, 2003, the Company’s borrowing capacity was approximately $1,200,000 based on eligible accounts receivable and there were no amounts outstanding on such credit facility.

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

          Options to purchase 4,477,290 and 3,520,474 shares of common stock were outstanding at September 30, 2003 and 2002, respectively. Warrants to purchase 275,000 shares of common stock at prices ranging from $.35 to $.44 per share were outstanding as of September 30, 2003. Warrants to purchase an additional 75,000 shares of common stock at $1.63 per share were outstanding as of September 30, 2003 and 2002, respectively. Both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

2. Stock-Based Compensation:

          The Company has adopted the disclosure only provisions of SFAS 123, as amended by SFAS 148 “Accounting for Stock-Based Compensation, Transition and Disclosure”. CardioGenesis, however, continues to apply APB 25 and related interpretations in accounting for its plans and follows the aforementioned disclosure-only provisions of SFAS 123, as amended by SFAS 148. Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in the three and nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS 123, CardioGenesis’ net loss and net loss per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,

	2003	2002

Net loss as reported	$(129)	$(576)
Stock-based employee compensation, net of related tax effects	$(218)	$(370)

Pro forma net loss	$(347)	$(946)

Basic and diluted net loss per share as reported	$(0.00)	$(0.02)
Pro forma basic and diluted net loss per share	$(0.01)	$(0.03)

	Nine Months Ended September 30,

	2003	2002

Net loss as reported	$(886)	$(678)
Stock-based employee compensation, net of related tax effects	$(989)	$(1,072)

Pro forma net loss	$(1,875)	$(1,750)

Basic and diluted net loss per share as reported	$(0.02)	$(0.02)
Pro forma basic and diluted net loss per share	$(0.05)	$(0.05)

          The above pro-forma disclosures are not necessarily representative of the effects on reported net (loss) income for future years. The aggregate fair value and weighted average fair value per share of options granted in the three months ended September 30, 2003 and 2002 were $86,000 and $56,000 and $0.86 and $0.54, respectively. The aggregate fair value and weighted average fair value per share of options granted in the nine months ended September 30, 2003 and 2002 were $590,000 and $571,000 and $0.31 and $0.59, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

3. Inventories:

          Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

	(unaudited)
Raw materials	$1,040	$1,121
Work-in-process	161	136
Finished goods	509	736

	1,710	1,993
Less reserves	(396)	(361)

	$1,314	$1,632

4.     Commitments and Contingencies:

          The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

5.     Recently Issued Accounting Standards

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, but does not expect that such adoption will have a material impact on the Company’s results of operations, financial position or cash flows.

          In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled “Risk Factors” to review conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.

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

          We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data which was submitted by us in August 2003 in support of our PMA supplement for PMR. The independent panel review by the MDDRP has been cancelled, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. There can be no assurance, however, that we will receive a favorable determination from the FDA.

          As of September 30, 2003, we had an accumulated deficit of $165,496,000. We may incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

          Net revenues of $3,594,000 for the quarter ended September 30, 2003 increased $384,000, or 12%, when compared to net revenues of $3,210,000 for the quarter ended September 30, 2002.

          For the quarter ended September 30, 2003, domestic handpiece revenue increased by $173,000 compared to the quarter ended September 30, 2002. In the third quarter of 2003, domestic handpiece revenue consisted of $833,000 in sales to customers operating under the loaned laser program and $1,573,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $314,000 was attributed to premiums associated with handpiece sales. In the third quarter of 2002, domestic handpiece revenue consisted of $1,230,000 in sales of product to customers operating under the loaned laser program and $1,003,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $217,000 was attributed to premiums associated with the handpiece sales.

          For the quarter ended September 30, 2003, domestic laser revenue increased by $173,000 compared to the same quarter in 2002. International sales, accounting for approximately 3% of net revenues for the quarter ended September 30, 2003, increased $69,000 from the prior year when international sales accounted for 1% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $233,000 decreased $31,000 or 12% for the quarter ended September 30, 2003 when compared to $264,000 for the quarter ended September 30, 2002.

          Net revenues of $10,106,000 for the nine months ended September 30, 2003 increased $728,000, or 8%, when compared to net revenues of $9,378,000 for the nine months ended September 30, 2002.

          For the nine months ended September 30, 2003, domestic handpiece revenue increased by $485,000 compared to the nine months ended September 30, 2002. For the nine months ended September 30, 2003, domestic handpiece revenue consisted of $1,990,000 in sales to customers operating under the loaned laser program and $4,855,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $540,000 was attributed to premiums associated with handpiece sales. For the nine months ended September 30, 2002, domestic handpiece revenue consisted of $2,519,000 in sales of product to customers operating under the loaned laser program and $3,841,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $452,000 was attributed to premiums associated with the handpiece sales.

          For the nine months ended September 30, 2003, domestic laser revenue increased by $187,000 compared to the same period in 2002. International sales, accounting for approximately 4% of net revenues for the nine months ended September 30, 2003, increased $3,000 from the same period in the prior year when international sales accounted for 4% of total sales. In addition, service and other revenue of $796,000 increased $53,000 or 7% for the nine months ended September 30, 2003 when compared to $743,000 for the nine months ended September 30, 2002.

Gross Profit

          Gross profit increased to 83% of net revenues for the quarter ended September 30, 2003 as compared to 78% of net revenues for the quarter ended September 30, 2002. Gross profit in absolute dollars increased by $458,000 to $2,973,000 for the quarter ended September 30, 2003, as compared to $2,515,000 for the quarter ended September 30, 2002. Gross profit increased to 83% of net revenues for the nine months ended September 30, 2003 as compared to 77% of net revenues for the nine months ended September 30, 2002. Gross profit in absolute dollars increased by $1,176,000 to $8,361,000 for the nine months ended September 30, 2003, as compared to $7,185,000 for the nine months ended September 30, 2002. The increase in gross margin as a percent of net revenues for the quarter and nine months ended September 30, 2003 resulted from higher average selling prices of our products and ongoing improvements in manufacturing by our contract manufacturer.

Research and Development

          Research and development expenditures of $730,000 increased $991,000 for the quarter ended September 30, 2003 when compared to income of $261,000 for the quarter ended September 30, 2002. The increase in overall research and development expense was primarily attributed to increased expenses related to our pursuit of PMR approval offset by a reduction in the quarters ended September 30, 2003 and 2002 of $155,000 and $684,000, respectively, for accrued liabilities which were established in prior periods for research and development costs associated with estimated clinical trial obligations.

          Research and development expenditures of $1,836,000 increased $1,454,000 for the nine months ended September 30, 2003 when compared to $382,000 for the nine months ended September 30, 2002. The increase in overall research and development expense was primarily attributed to increased expenses related to our pursuit of PMR approval offset by a reduction in the nine months ended September 30, 2003 and 2002 of $296,000 and $684,000, respectively, for accrued liabilities which were established in prior periods for research and development costs associated with estimated clinical trial obligations.

Sales, General and Administrative

          Sales, general and administrative expenditures of $2,364,000 decreased $993,000 or 30% for the quarter ended September 30, 2003 when compared to $3,357,000 for the quarter ended September 30, 2002. The decrease in expenses resulted primarily from decreases in employee expenses due to reductions in headcount, outside services and advertising and marketing costs of $526,000, $134,000 and $196,000, respectively.

          Sales, general and administrative expenditures of $7,406,000 decreased $2,384,000 or 24% for the nine months ended September 30, 2003 when compared to $9,790,000 for the nine months ended September 30, 2002. The decrease in expenses resulted primarily from decreases in employee expenses due to reductions in headcount, outside services and advertising and marketing costs of $1,470,000, $334,000 and $300,000, respectively.

Net Loss

          The net loss for the quarter ended September 30, 2003 was $129,000 compared to $576,000 for the quarter ended September 30, 2002. The decrease in net loss is primarily related to an increase in gross profit and reduced operating expenses in the third quarter of 2003.

          The net loss for the nine months ended September 30, 2003 was $886,000 compared to a net loss of $678,000 for the nine months ended September 30, 2002. The increase in net loss is primarily related to the gain of $2,285,000 on the sale of our ownership interest in Microheart recorded in the second quarter of 2002, partially offset by an increase in gross profit and a decrease in operating expenses resulting from our cost containment efforts.

Liquidity and Capital Resources

          Cash and cash equivalents were $1,113,000 at September 30, 2003 compared to $1,490,000 at December 31, 2002, a decrease of $377,000. We used $258,000 of cash for operating activities in the nine months ended September 30, 2003 primarily to fund our operating loss and to pay accrued liabilities. Accrued liabilities decreased by $562,000 to $1,539,000 at September 30, 2003 compared to $2,101,000 at December 31, 2002, primarily due to payments on obligations of $266,000 and a non-cash reduction of previously recorded accruals for clinical trials of $296,000. The decrease in accrued liabilities was partially offset by a decrease in accounts receivable of $172,000 to $1,789,000 at September 30, 2003 compared to $1,961,000 at December 31, 2002, primarily related to collections on customer receivables.

          Cash used in investing activities in the nine months ended September 30, 2003 was $40,000. Cash used in financing activities was $79,000.

          On March 27, 2003, we entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note credit facility (the “Note”) that matures on March 26, 2006. The Note, which is collateralized by our assets, provides for borrowings of up to $2,000,000 based upon eligible accounts receivable. Advances under the Note will bear interest at prime plus 3.35%. The Note includes a right of conversion into common stock at a fixed conversion price of $.30 per share, subject to adjustment. In conjunction with this transaction, we issued 275,000 five year warrants. The warrants are exercisable for common stock at exercise prices ranging from $.35 to $.44 per share. As of September 30, 2003, our borrowing capacity was approximately $1,200,000 based on eligible accounts receivable and we had no outstanding borrowings on the Note.

          We have incurred significant losses for the last several years and at September 30, 2003 we have an accumulated deficit of $165,496,000. Our ability to maintain current operations is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

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

          Currently, our primary goal is to achieve profitability. Our actions have been guided by this initiative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

          We believe our cash balance as of September 30, 2003 and the borrowing capacity available under our $2,000,000 revolving convertible note credit facility will be sufficient to meet our capital and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

Recently Issued Accounting Standards

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, but does not expect that such adoption will have a material impact on the Company’s results of operations, financial position or cash flows.

          In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

Critical Accounting Policies and Estimates:

          CardioGenesis considers certain accounting policies related to use of estimates and revenue recognition to be critical accounting policies.

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

          Our common stock is listed on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

          The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of medical device companies could depress our stock price regardless of our operating results. The listing of our common stock on the OTC Bulletin Board could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future.

          The price of our common stock may fluctuate significantly, which may result in losses for investors.

          The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended November 10, 2003, the closing prices of our common stock as reported on Nasdaq and on the OTC Bulletin Board ranged from a high of $1.92 to a low of $0.22. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

          The FDA has not approved our PMR laser system for any application in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data which was submitted by us in August 2003 in support of our PMA supplement for PMR. The independent panel review by the MDDRP has been cancelled, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. There can be no assurance, however, that we will receive a favorable determination from the FDA. We will not be able to derive any revenue from the sale of that device in the United States until such time, if any, that the FDA approves the device. Such inability to realize revenue from sales of our PMR device in the United States may have an adverse effect on our results of operations.

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

          Interest Rate Risk. The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The weighted average interest rate on cash and cash equivalents of $1.1 million as of September 30, 2003 was 0.5%.

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

          In March 2003, the Company entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note agreement (the “Note”) that matures in March 2006. The Note provides for borrowings of up to $2,000,000 based upon eligible accounts receivable, and advances under the Note will bear interest at prime plus 3.35%. As of September 30, 2003, the Company has no outstanding borrowings on the Note.

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

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

          None.

CARDIOGENESIS CORPORATION

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant

Date: November 14, 2003	/s/ Michael J. Quinn

Michael J. Quinn Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2003	/s/ Darrell F. Eckstein

Darrell F. Eckstein President, Chief Operating Officer and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.