Form 10-K
period 2003-12-31
CARDIOGENESIS CORP /CA
filed 2004-03-10
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Securities registered pursuant
to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

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

Yes ☐    No ☒

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $33,654,144 as of March 5, 2004, based upon the closing sale price reported for that date of $1.07 on the OTC Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.

37,859,108 shares
As of March 5, 2004

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

General

          CardioGenesis Corporation, incorporated in California in 1989, designs, develops and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous transluminal myocardial revascularization (“PMR”). TMR and PMR are recent laser-based heart treatments in which channels are made in the heart muscle. Many scientific experts believe these procedures encourage new vessel formation, or angiogenesis. TMR is performed by a cardiac surgeon through a small incision in the chest under general anesthesia. PMR is performed by a cardiologist in a catheter-based procedure which utilizes local anesthesia. Clinical studies have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with TMR or PMR plus medications, when compared with patients who received medications alone.

          We received CE Mark approval for our TMR system in May 1997 and our PMR system in April 1998, which allows us to commercially distribute these products within the European Community. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. On February 11, 1999, we received final approval from the Food and Drug Administration (“FDA”) for our TMR products for treatment of stable patients with certain types of angina. Effective July 1, 1999, Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financial Administration (“HCFA”) began to provide Medicare coverage for any manufacturer’s TMR procedures. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures for Medicare patients.

          We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to an alternative process in which additional data in support of our PMA supplement for PMR could be submitted and reviewed by the FDA in an interactive review process. The data was submitted in August 2003 and the independent panel review by the MDDRP was cancelled. The FDA agreed to reschedule the MDDRP hearing in the future if the dispute cannot be resolved. The FDA has informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMR system. We are currently scheduled to meet with the FDA in March 2004 as part of the ongoing interactive review process. There can be no assurance, however, that we will receive a favorable determination from the FDA.

          On March 17, 1999, we merged with the former CardioGenesis Corporation. Under the terms of the combination, each share of the former CardioGenesis common stock was converted into 0.8 of a share of our common stock, and the former CardioGenesis has become a wholly owned subsidiary of ours. As a result of the transaction, our outstanding shares increased by approximately 9.9 million shares. The transaction was structured to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the financial information included in this report has been restated as if the combined entity existed for the 1999 period prior to the merger.

Background

          According to the American Heart Association, cardiovascular disease is the leading cause of death and disability in the U.S. Coronary artery disease is the principal form of cardiovascular disease and is characterized by a progressive narrowing of the coronary arteries which supply blood to the heart. This narrowing process is usually due to atherosclerosis, which is the buildup of fatty deposits, or plaque, on the inner lining of the arteries. Coronary artery disease reduces the available supply of oxygenated blood to the heart muscle, potentially resulting in severe chest pain known as angina, as well as damage to the heart. Typically, the condition worsens over time and often leads to heart attack and/or death.

          Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class 1, in which angina pain results only from strenuous exertion, to the most severe, Class 4, in which the patient is unable to conduct any physical activity without angina and angina may be present even at rest. The American Heart Association estimates that more than six million Americans experience angina symptoms.

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

          Introduced in the early 1980s, PTCA is a less-invasive alternative to CABG in which a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the vessel. Although the procedure is usually successful in widening the blocked channel, the artery often re-narrows within six months of the procedure, a process called “restenosis,” often necessitating a repeat procedure. A variety of techniques for use in conjunction with PTCA have been developed in an attempt to reduce the frequency of restenosis, including stent placement and atherectomy. Stents are small metal frames delivered to the area of blockage using a balloon catheter and deployed or expanded within the coronary artery. The stent is a permanent implant intended to keep the channel open. Atherectomy is a means of using mechanical, laser or other techniques at the tip of a catheter to cut or grind away plaque.

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

          PMR is an interventional procedure performed by a cardiologist. PMR is based upon the same principles as TMR, but the procedure is much less invasive. The procedure is performed under local anesthesia and the patient is treated through a catheter inserted in the femoral artery at the top of the leg. A laser transmitting catheter is threaded up into the heart chamber, where channels are created in the inner portion of the myocardium (i.e. heart muscle). PMR has received the CE Marking approving its use within the European Union. See our discussion below under the caption “Regulatory Status,” for the status of our PMA application with the FDA seeking approval of PMR for public sale and use in the United States.

Business Strategy

          Our objective is to become a recognized leader in the field of myocardial revascularization, with TMR and PMR established as well-known and acceptable therapies. Our strategies to achieve this goal are as follows:

     • Expand Market for our Products. We are seeking to expand market awareness of our products among opinion leaders in the cardiovascular field, the referring physician community and the targeted patient population. In connection with the FDA approved TMR product, we have prioritized our efforts in the U.S. on the top 600 hospitals that perform the greatest number of cardiovascular procedures. We also currently intend to expand our marketing efforts in Europe and to the rest of the world through the establishment and expansion of direct international sales and support organizations and third party distributors and agents. In addition, we have developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize our TMR and PMR products and procedures.

     • Demonstrate Clinical Utility of PMR. We are seeking to demonstrate the clinical safety and effectiveness of PMR. We have completed a pivotal clinical trial regarding PMR, and the study results were submitted to the FDA in a PMA application in December 1999, along with subsequent supplements. As discussed below under the caption “Regulatory Status,” the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States and further informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMR system. We are currently scheduled to meet with the FDA in March 2004 as part of the ongoing interactive review process of our PMA application for PMR. We cannot assure you, however, that we will receive a favorable determination from the FDA.

     • Leverage Proprietary Technology. We believe that our significant expertise in laser and catheter-based systems for cardiovascular disease and the proprietary technologies we have developed are important factors in our efforts to demonstrate the safety and effectiveness of our TMR and PMR procedures. We are seeking to develop additional proprietary technologies for TMR, PMR and related procedures. We have over 100 foreign and U.S. patents or allowed patent applications and more than 200 U.S. and foreign patent applications pending relating to various aspects of TMR, PMR and other cardiovascular therapies.

Products and Technology

     TMR System

          Our TMR system consists of a holmium laser console and a line of fiber-optic, laser-based surgical tools. Each surgical tool utilizes an optical fiber assembly to deliver laser energy from the source laser base unit to the distal tip of the surgical handpiece or PMR catheter. The compact base unit occupies a small amount of operating room floor space, operates on standard 220-volt power supply, and is light enough to move within the operating room or among operating rooms in order to use operating room space efficiently. Moreover, the flexible fiberoptic assembly used to deliver the laser energy to the patient enables ready access to the patient and to various sites within the heart.

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

          Holmium Laser. Our TMR 2000 laser base unit generates 2.1 micron wavelength laser light by photoelectric excitation of a solid state holmium crystal. The holmium laser, because it uses a solid state crystal as its source, is compact, reliable and requires minimal maintenance.

          SoloGrip. The single use SoloGrip handpiece system contains multiple, fine fiber-optic strands in a one millimeter diameter bundle. The flexible fiber optic delivery system combined with the ergonomic handpiece provides access for treating all regions of the left ventricle.

          The SoloGrip fiber-optic delivery system has an easy to install connector that screws into the laser base unit, and the device is pre-calibrated in the factory so it requires no special preparation.

     PMR System

           Our PMR system is currently sold only outside the United States. The PMR system consists of the PMR Laser and ECG Monitor.

           PMR Laser. Our holmium laser base unit generates 2.1 micron wavelength laser light in the mid-infrared spectrum. It provides a reliable source for laser energy with low maintenance.

           Axcis Catheter System. Our Axcis catheter system is an over-the-wire system that consists of two components, the Axcis laser catheter and Axcis aligning catheter. Our Axcis catheter system is designed to provide controlled navigation and access to target regions of the left ventricle. The coaxial Axcis laser catheter has an independent, extendible lens with radiopaque lens markers which show the location and orientation of the tip for optimal contact with the ventricle wall. The Axcis laser catheter also has nitinol petals at the laser-lens tip which are designed for safe penetration of the endocardium and to provide depth control.

Regulatory Status

          United States. On February 11, 1999, we received approval from the FDA for use of our TMR 2000 laser console and SoloGrip handpiece for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

          We have completed pivotal clinical trials involving PMR and study results were submitted to the FDA in a PMA application in December 1999 along with subsequent amendments. The PMR study compares PMR to conventional medical therapy in patients with no option for other treatment. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In July 2003, the FDA agreed to an alternative process in which additional data in support of our PMA supplement for PMR could be submitted and reviewed by the FDA in an interactive review process. The data was submitted in August 2003 and the independent panel review by the MDDRP was cancelled. The FDA agreed to reschedule the MDDRP hearing in the future if the dispute cannot be resolved. The FDA has informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMR system. We are currently scheduled to meet with the FDA in March 2004 as part of the ongoing interactive review process. We cannot assure you, however, that we will receive a favorable determination from the FDA.

          European Union. We have obtained approval to affix the CE Marking to substantially all of our products, which enables us to commercially distribute our TMR and PMR products throughout the European Community.

Sales and Marketing

          We have received FDA approval for our surgical TMR laser system. In July 1999, the Centers for Medicare and Medicaid Services announced its coverage policy for TMR equipment and procedures. We are promoting market awareness of our approved surgical products among opinion leaders in the cardiovascular field and are recruiting physicians and hospitals to use our TMR products.

          In the United States, we currently offer a laser base unit at a current end user list price of $355,000 per unit, and the disposable TMR handpiece (at least one of which must be used with each TMR procedure) at an end user unit list price of $3,300. In addition to sales of lasers to hospitals outright, in an effort to accelerate market adoption of the TMR procedure, we developed a program in which we loan lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price.

          Internationally, we sell our TMR and PMR products through a direct sales and support organization and through distributors and agents. We currently intend to expand our marketing efforts in Europe and to the rest of the world through the establishment and expansion of direct international sales and support organizations and third party distributors and agents. We can not assure you, however, that we will be successful in increasing our international sales.

          We have developed, in conjunction with several major hospitals using our TMR or PMR products, a training program to assist physicians in acquiring the expertise necessary to utilize our products and procedures. This program includes a comprehensive one-day course including didactic training and hands-on performance of TMR or PMR in vivo. To date over 1,200 cardiothoracic surgeons have been trained on the CardioGenesis TMR system.

          We exhibit our products at major meetings of cardiovascular medicine practitioners. Evaluators of our products have made presentations at meetings around the world, describing their results. Abstracts and articles have been published in peer-reviewed publications and industry journals to present the results of our clinical trials.

Research and Development

          We believe that streamlining our research efforts and product offerings is essential to our ability to stimulate growth and maintain our market leadership position. Our ongoing research and product development efforts are focused on the development of new and enhanced lasers and fiber-optic handpieces for TMR and PMR applications.

          We believe our future success will depend, in part, upon the success of our research and development programs. There can be no assurance that we will realize financial benefit from these efforts or that products or technologies developed by others will not render our products or technologies obsolete or non-competitive.

Manufacturing

          We outsource the manufacturing and assembly of our TMR and PMR handpiece systems to a single contract manufacturer. We believe that we have an adequate supply of lasers to meet our expected demand for the next twelve months. We are currently exploring manufacturing outsourcing options for the TMR 2000 laser and currently expect to have production capacity by the fourth quarter of 2004. The PMR laser system is provided to us under a manufacturing agreement with a laser manufacturing company.

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

Competition

          We expect that the market for TMR and PMR, which is currently in the early stages of development, will be competitive. At this point in time, we believe that our only competitor is PLC Systems, Inc. (“PLC”) which markets FDA-approved TMR products in the U.S. and abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than we do.

          PLC is a publicly traded corporation which uses a CO2 laser and an articulated mechanical arm in its TMR products. PLC obtained a Pre Market Approval for TMR in 1998. PLC has received the CE Marking, which allows sales of its products commercially in all European Union countries. PLC has been issued patents for its apparatus and methods for TMR. Edwards Lifesciences, a well known, publicly traded provider of products and technologies to treat cardiovascular disease, has assumed full sales and marketing responsibility in the U.S. for PLC’s TMR Heart Laser 2 System and associated kits pursuant to a co-marketing agreement between the two companies executed in January 2001. Through its significantly greater financial and human resources, including a well-established and extensive sales representative network, we believe Edwards has the potential to market to a greater number of hospitals and doctors than we currently can.

          We believe that the factors which will be critical to market success include: the timing of receipt of requisite regulatory approvals, effectiveness and ease of use of the TMR products and applications, breadth of product line, system reliability, brand name recognition, effectiveness of distribution channels and cost of capital equipment and disposable devices.

          TMR and PMR also compete with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA and CABG. Even with the FDA approval of our TMR system in patients for whom other cardiovascular treatments are not likely to provide relief, and when used in conjunction with other treatments, we cannot assure you that our TMR or PMR products will be accepted by cardiovascular professionals. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than our TMR procedure and could render our technology obsolete. We cannot assure you that physicians will use our TMR procedure to replace or supplement established treatments, or that our TMR procedure will be competitive with current or future technologies. Such competition could harm our business.

          Our TMR laser system and any other product developed by us that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative pace at which we can develop products, complete clinical testing, achieve regulatory approval, gain reimbursement acceptance and supply commercial quantities of the product to the market are important competitive factors. In the event a competitor is able to obtain a PMA for its products prior to our doing so, we may not be able to compete successfully. We may not be able to compete successfully against current and future competitors even if we obtain a PMA prior to our competitors.

Government Regulation

          Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through TMR are considered medical devices, and as such are subject to regulation in the U.S. by the FDA and outside the U.S. by comparable international regulatory agencies. Our devices require the rigorous PMA process for approval to market the product in the U.S. and must bear the CE Marking for commercial distribution in the European Community.

          To obtain a Pre Market Approval (“PMA”) for a medical device, we must file a PMA application that includes clinical data and the results of preclinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an Investigational Device Exemption (“IDE”) must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials are accumulated and, if satisfactory, are submitted to the FDA in support of a PMA application. Prior to U.S. commercial distribution, premarket approval is required from the FDA. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel’s recommendations, it tends to give such recommendations significant weight. In February 1999, we received a PMA for our TMR laser system for use in certain indications. As discussed above under the caption “Regulatory Status,” the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States and further informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMR system. We are currently scheduled to meet with the FDA in March 2004 as part of the ongoing interactive review process of our PMA application for PMR. We cannot assure you, however, that we will receive a favorable determination from the FDA.

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

          Sales, manufacturing and further development of our TMR and PMR systems also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality and which may require obtaining additional permits. We cannot predict the impact of these regulations on our business.

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

Intellectual Property Matters

          Our success depends, in part, on our ability to obtain patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We have over 100 U.S. and foreign patents or allowed patent applications and more than 200 U.S. and foreign patent applications pending relating to various aspects of TMR, PMR and other cardiovascular therapies. Our patents or patent applications may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

          We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with us. If any of these agreements are breached, we may not have adequate remedies available thereunder to protect our intellectual property or we may incur substantial expenses enforcing our rights. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, or we may not be able to meaningfully protect our rights in unpatented proprietary technology.

          The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. In this regard, our competitors have been issued a number of patents related to TMR and PMR. There can be no assurance that claims or proceedings will not be initiated against us by competitors or other third parties in the future. In particular, the introduction in the United States market of our PMR technology, should that occur, may create new exposures to claims of infringement of third party patents. Any such claims in the future, regardless of whether they have merit, could be time-consuming and expensive to respond to and could divert the attention of our technical and management personnel. We may be involved in litigation to defend against claims of our infringement, to enforce our patents, or to protect our trade secrets. If any relevant claims of third party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or we could be required to obtain licenses from the patent owners of each such patent or to redesign our products or processes to avoid infringement.

          We cannot assure that our current and potential competitors and other third parties have not filed or in the future will not file patent applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or internationally. In the event we were to require licenses to patents issued to third parties, such licenses may not be available or, if available, may not be available on terms acceptable to us. In addition, we cannot assure you that we would be successful in any attempt to redesign our products or processes to avoid infringement or that any such redesign could be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would harm our business.

Third Party Reimbursement

          We expect that sales volumes and prices of our products will continue to depend significantly on the availability of reimbursement for surgical procedures using our products from third party payors such as governmental programs, private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new equipment. Reimbursement rates from third party payors vary depending on the third party payor, the procedure performed and other factors. Moreover, third party payors, including government programs, private insurance and private health plans, have in recent years been instituting increasing cost containment measures designed to limit payments made to healthcare providers by, among other measures, reducing reimbursement rates, limiting services covered, negotiating prospective or discounted contract pricing and carefully reviewing and increasingly challenging the prices charged for medical products and services.

          Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, and reimburses physicians on a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. In July 1999, Centers for Medicare and Medicaid Services began coverage of FDA approved TMR systems for any manufacturer’s TMR procedures. In October of 1999, CMS further clarified its coverage policy to include coverage of TMR when performed as an adjunctive to CABG.

           In contrast to Medicare which covers a significant portion of the patients who are candidates for TMR, private insurers and health plans each make any individual decision whether or not to provide reimbursement for TMR and, if so, at what reimbursement level. We have limited experience to date ascertaining the acceptability of our TMR procedures for reimbursement by private insurance and private health plans. Private insurance and private health plans may not approve reimbursement for TMR or PMR. The lack of private insurance and health plans reimbursement may harm our business. Based on physician feedback, we believe many private insurers are reimbursing hospitals and physicians when the procedure is performed on non-Medicare patients. In May 2001, Blue Cross/Blue Shield’s Technology Evaluation Center (“TEC”) assessed our therapy and confirmed that both TMR and TMR used as an adjunct to bypass surgery, “improves net health outcomes.” While TEC decisions are not binding, many Blue Cross/Blue Shield plans and other third-party payers use the center as a benchmark and adopt into policy those therapies that meet the TEC assessment.

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

          We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the U.S. and in foreign markets. We also believe that the escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. Third party reimbursement and coverage may not be available or adequate in U.S. or foreign markets, current levels of reimbursement may be decreased in the future and future legislation, regulation, or reimbursement policies of third party payors may reduce the demand for our products or our ability to sell our products on a profitable basis. Fundamental reforms in the healthcare industry in the U.S. and Europe that could affect the availability of third party reimbursement continue to be proposed, and we cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, our business may suffer.

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

Employees

          As of December 31, 2003 we had 31 employees, of which 18 employees were in sales and marketing. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppages to date.

          Our executive officers as of February 13, 2004 were as follows:

Name	Age	Position
Michael J. Quinn	60	President, Chief Executive Officer, Chairman of the Board and Director
Christine G. Ocampo	31	Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Richard P. Lanigan	44	Senior Vice President of Marketing
Henry R. Rossell, Jr.	48	Senior Vice President, General Manager, Atlantic Business Unit

          Michael J. Quinn has served as our Chief Executive Officer, Chairman of the Board and Director since October 2000 and also President from October 2000 to May 2002 and from November 2003 to the present. From November 1999 to September 2000, Mr. Quinn served as Chief Executive Officer, President and a member of the Board of Directors for Premier Laser Systems, a manufacturer of surgical and dental products. From January 1998 to November 1999, Mr. Quinn served as President and Chief Operating Officer of Imagyn Medical Technologies, Inc., a manufacturer of minimally invasive surgical specialty products. From 1995 through December 1997, Mr. Quinn served as President and Chief Operating Officer of Fisher Scientific Company. Prior to 1995, Mr. Quinn held senior operating management positions at major healthcare organizations including American Hospital Supply Corporation, Picker International, Cardinal Health Group and Bergen Brunswig.

          Christine G. Ocampo has served as our Vice President and Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary since November 2003. From 2001 to November 2003, Ms. Ocampo served in the role of Vice President and Corporate Controller. She first joined the Company in April 1997 and spent four years as our Accounting Manager. Prior to joining us, Ms. Ocampo held a management position in Finance at Mills-Peninsula Health Systems in Burlingame, CA, and spent three years as an Audit Senior for Ernst & Young LLP. She graduated with a Bachelors of Science in Accounting from Seattle University and became a licensed Certified Public Accountant in 1996.

          Richard P. Lanigan has been our Senior Vice President of Marketing since November 2003. Prior to November 2003, Mr. Lanigan served in a variety of different capacities. From March 2001 to October 2003, Mr. Lanigan was Vice President of Government Affairs and Business Development. From March 2000 to March 2001, Mr. Lanigan served as Vice President of Sales and Marketing and from 1997 to 2000, he was the Director of Marketing. From 1992 to 1997, Mr. Lanigan served in various positions, most recently Marketing Manager, at Stryker Endoscopy. From 1987 to 1992, Mr. Lanigan served in Manufacturing and Operations management at Raychem Corporation. From 1981 to 1987, he served in the U.S. Navy where he completed six years of service as Lieutenant in the Supply Corps. Mr. Lanigan has a Bachelors of Arts in Finance from Notre Dame and a Masters degree in Systems Management from the University of Southern California.

          Henry R. Rossell, Jr. has been our Senior Vice President and General Manager of the Atlantic Business Unit since January 2004. Prior to that, Mr. Rossell served as our Senior Vice President of Worldwide Sales and Marketing since January 2003. From 1999 to 2002, Mr. Rossell served as Senior Vice-President, Sales and Marketing, Surgical Products Division at Imagyn Medical Technologies, Inc. From 1998 to 1999, he served as Vice President of the Education Services Group at Medascend, Inc. From 1994 to 1998, Mr. Rossell served as Vice President of Sales at Deknatel Snowden-Pencer and at Genzyme Surgical Products following the acquisition of Deknatel by Genzyme. Prior to Genzyme, Mr. Rossell spent 17 years in several sales management positions at Baxter Healthcare International where his most recently held position was Area Vice President, Corporate Sales and Marketing. Mr. Rossell has a Bachelors of Arts in History from Duke University.

Risk Factors

          In addition to the other information included in this Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

          Our ability to maintain current operations is dependent upon sustaining profitable operations or obtaining financing in the future.

          We have incurred significant losses since inception. For example, for the fiscal years 2003, 2002 and 2001 we incurred net losses of $348,000, $530,000 and $10,247,000 respectively. We will have a continuing need for new infusions of cash if we continue to incur losses in the future. We plan to increase our revenues through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations, including our sales and marketing efforts and research and development. If we are required to significantly reduce our operations, our business will be harmed.

          We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. Although in the past we have been successful in obtaining financing, most recently through the private placement of equity securities in January 2004, there is a risk that we may be unsuccessful in obtaining financing in the future on terms acceptable to us and that we will not have sufficient cash to fund our continued operations.

          Our revenues and operating income may be constrained:

•	if commercial adoption of our TMR laser systems by healthcare providers in the United States declines;

•	until such time, if ever, as we obtain FDA and other regulatory approvals for our PMR laser systems; and

•	for an uncertain period of time after such approvals are obtained.

          We may fail to obtain required regulatory approvals in the United States to market our PMR laser system.

          The FDA has not approved our PMR laser system for any application in the United States. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to an alternative process in which additional data in support of our PMA supplement for PMR could be submitted and reviewed by the FDA in an interactive review process. The data was submitted in August 2003 and the independent panel review by the MDDRP was cancelled. The FDA agreed to reschedule the MDDRP hearing in the future if the dispute cannot be resolved. The FDA has informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMR system. We are currently scheduled to meet with the FDA in March 2004 as part of the ongoing interactive review process. There can be no assurance, however, that we will receive a favorable determination from the FDA.

          We will not be able to derive any revenue from the sale of our PMR system in the United States until such time, if any, that the FDA approves the device. Such inability to realize revenue from sales of our PMR device in the United States may have an adverse effect on our results of operations.

          In the future, the FDA could restrict the current uses of our TMR product and thereby restrict our ability to generate revenues.

          We currently derive approximately 99% of our revenues from our TMR product. The FDA has approved this product for sale and use by physicians in the United States. At the request of the FDA, we are currently conducting post-market surveillance of our TMR product. If we should fail to meet the requirements mandated by the FDA or fail to complete our post-market surveillance study in an acceptable time period, the FDA could withdraw its approval for the sale and use of our TMR product by physicians in the United States. Additionally, although we are not aware of any safety concerns during our on-going post-market surveillance of our TMR product, if concerns over the safety of our TMR product were to arise, the FDA could possibly restrict the currently approved uses of our TMR product. In the future, if the FDA were to withdraw its approval or restrict the range of uses for which our TMR product can be used by physicians in the United States, such as restricting TMR’s use with the coronary artery bypass grafting procedure, either outcome could lead to reduced or no sales of our TMR product in the United States and our business could be materially and adversely affected.

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

          The impact on us of any such failure to comply would depend on the impact of the remedy imposed on us.

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

          We have completed CE Mark registration for all of our products in accordance with the implementation of various medical device directives in the European Union. Failure to maintain the right to affix the CE Marking or other requisite approvals could prohibit us from selling our products in member countries of the European Union or elsewhere. Any enforcement action by international regulatory authorities with respect to past or future regulatory noncompliance could cause our business to suffer. Noncompliance with international regulatory requirements could result in enforcement action such as prohibitions against us marketing our products in the European Union, which would significantly reduce international revenue.

          We may not be able to successfully market our products if third party reimbursement for the procedures performed with our products is not available for our health care provider customers.

          Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. Effective July 1, 1999, the Centers for Medicare and Medicaid Services (“CMS”), formerly the Health Care Financing Administration, commenced Medicare coverage for TMR systems for any manufacturer’s TMR procedures. Hospitals and physicians are now eligible to receive Medicare reimbursement covering 100% of the costs for TMR procedures. If CMS were to materially reduce or terminate Medicare coverage of TMR procedures, our business and results of operation would be harmed.

          As PMR has not been approved by the FDA, the CMS has not approved reimbursement for PMR. If we obtain FDA approval for PMR in the future and CMS does not in the provide reimbursement, our ability to successfully market and sell our PMR products will be harmed.

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

          We purchase certain critical products and components for lasers and disposable handpieces from single sources. Moreover, we are currently exploring manufacturing outsourcing options for the TMR 2000 laser. In addition, we are vulnerable to delays and interruptions, for reasons out of our control, because we outsource the manufacturing of our products to third parties. We may experience harm to our business if we cannot timely provide lasers to our customers or if our outsourcing suppliers have difficulties supplying our needs for products and components.

          In addition, we do not have long-term supply contracts. As a result, our sources are not obligated to continue to provide these critical products or components to us. Although we have identified alternative suppliers and manufacturers, a lengthy process would be required to qualify them as additional or replacement suppliers or manufacturers. Also, it is possible some of our suppliers or manufacturers could have difficulty meeting our needs if demand for our TMR and PMR laser systems were to increase rapidly or significantly. We believe that we have an adequate supply of lasers to meet our expected demand for the next twelve months and currently expect to have production capacity for our TMR 2000 laser by the fourth quarter of 2004. However, if demand for our TMR 2000 laser is greater than we currently anticipate and there is a delay in obtaining production capacity, unless we are able to obtain lasers originally placed through our loaned laser program and no longer utilized by a hospital, we may not be able to meet the demand for our TMR 2000 laser. In addition, any defect or malfunction in the laser or other products provided by our suppliers and manufacturers could cause delays in regulatory approvals or adversely affect product acceptance. Further, we cannot predict:

· if materials and products obtained from outside suppliers and manufacturers will always be available in adequate quantities to meet our future needs; or

· whether replacement suppliers and/or manufacturers can be qualified on a timely basis if our current suppliers and/or manufacturers are unable to meet our needs for any reason.

          Expansion of our business may put added pressure on our management and operational infrastructure affecting our ability to meet any increased demand for our products and possibly having an adverse effect on our operating results.

          In 2001 we began a restructuring of our business in order, in part, to bring our cost structure more in line with our revenues. As part of this restructuring we significantly reduced our workforce. Growth in our business may place a significant strain on our limited personnel, management, financial systems and other resources. The evolving growth of our business presents numerous risks and challenges, including:

· the dependence on the growth of the market for our TMR and PMR systems;

· our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing clinical adoption of the TMR procedure;

· the costs associated with such growth, which are difficult to quantify, but could be significant;

· domestic and international regulatory developments;

· rapid technological change;

· the highly competitive nature of the medical devices industry; and

· the risk of entering emerging markets in which we have limited or no direct experience.

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

          Our operating results have fluctuated significantly from quarter-to-quarter and are expected to continue to fluctuate significantly from quarter-to-quarter in future periods. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Due to the emerging nature of the markets in which we compete, forecasting operating results is difficult and unreliable. It is likely or possible that our operating results for a future quarter will fall below the expectations of public market analysts that may cover our stock and investors. When this occurred in the past, the price of our common stock fell substantially, and if this occurs in the future, the price of our common stock may fall again, perhaps substantially.

          Our common stock is listed on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

          Effective April 3, 2003 our common stock was delisted from The Nasdaq SmallCap Market and became quoted on the OTC Bulletin Board on the same day. The OTC Bulletin Board is a significantly more limited market in comparison to the Nasdaq system. The listing of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could ultimately further depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

          The trading prices of many high technology companies, and in particular medical device companies, have been volatile which may result in large fluctuations in the price of our common stock.

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

          The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended February 13, 2004, the closing prices of our common stock as reported on Nasdaq and on the OTC Bulletin Board ranged from a high of $1.92 per share to a low of $0.24 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	additions or terminations of coverage of our common stock by securities analysts;

•	statements by securities analysts regarding us or our industry;

•	conditions or trends in the medical device industry; and

•	changes in the economic performance and/or market valuations of other medical device companies.

          The prices at which our common stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

           We face competition from products of our competitors which could limit market acceptance of our products and render our products obsolete.

          The market for TMR laser systems is competitive. We currently compete with PLC Systems, a publicly traded company which uses a CO2 laser and an articulated mechanical arm in its TMR products. Edwards Lifesciences, a well known, publicly traded provider of products and technologies to treat cardiovascular disease, has assumed full sales and marketing responsibility in the U.S. for PLC’s TMR Heart Laser 2 System and associated kits pursuant to a co-marketing agreement between the two companies executed in January 2001. Through its significantly greater financial and human resources, including a well-established and extensive sales representative network, we believe Edwards has the potential to market to a greater number of hospitals and doctors that we currently can. If PLC, or any new competitor, is more effective than we are in developing new products and procedures and marketing existing and future products similar to ours, our business will suffer.

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

          Third party intellectual property rights may limit the development and protection of our intellectual property, which could adversely affect our competitive position.

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

          Furthermore, we cannot assure you that our competitors:

•	have not developed or will not develop similar products;

•	will not duplicate our products; or

•	will not design around any patents issued to or licensed by us.

          Because patent applications in the United States were historically maintained in secrecy until the patents are issued, we cannot be certain that:

•	others did not first file applications for inventions covered by our pending patent applications; or

•	we will not infringe any patents that may issue to others on such applications

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

          Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. For example, in November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

Item 2. Description of Property.

          Our headquarters, located in Foothill Ranch, California, are comprised of 12,533 square feet of leased space. The lease expires in October 2006. We believe our facilities are adequate to meet our foreseeable requirements. There can be no assurance that additional facilities will be available to us, if and when needed, thereafter.

Item 3. Legal Proceedings.

          In November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with his departure, Mr. Eckstein has made certain breach of contract claims arising out his employment agreement with us, as well as certain tort claims. Pursuant to the terms of Mr. Eckstein’s employment agreement, we have agreed to submit the matter to binding arbitration. We believe Mr. Eckstein’s claims are without merit and we intend to vigorously defend against these claims. However, if Mr. Eckstein were to prevail on some or all of his claims, we cannot assure you that such claims would not have a material adverse effect on our financial condition, results of operations or cash flows.

     Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrants Shares and Related Shareholder Matters.

          Our common stock is traded on the OTC Bulletin Board under the symbol CGCP.OB. In 2002, our common stock was listed on the Nasdaq SmallCap Market and Nasdaq National Market. For the periods indicated, the following table presents the range of high and low sale prices for the common stock as reported by the OTC Bulletin Board, Nasdaq National Market and Nasdaq SmallCap Market for the respective market on which our common stock was listed during the quarter being reported.

2002	High	Low
First Quarter	$1.25	$0.65
Second Quarter	$1.20	$0.67
Third Quarter	$0.99	$0.56
Fourth Quarter	$0.93	$0.25

2003	High	Low
First Quarter	$0.66	$0.22
Second Quarter	$0.85	$0.24
Third Quarter	$1.49	$0.72
Fourth Quarter	$1.92	$0.70

          As of December 31, 2003, shares of our common stock were held by 217 shareholders of record.

          We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, to generate increased growth and for general corporate purposes.

          In connection with a Purchase and Security Agreement dated March 27, 2003, we issued a revolving convertible promissory note providing for borrowings up to $2,000,000 based upon eligible accounts receivable and a warrant to purchase up to 275,000 shares of our common stock at exercise prices per share ranging from $0.35 to $0.44. Prior to any borrowings under this arrangement, we intend to cancel the note in the first quarter of 2004. The warrant is immediately exercisable at any time prior to March 27, 2008. The warrant was issued, in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Selected Consolidated Financial Data.

          The following selected consolidated statement of operations data for fiscal years ended 2003, 2002 and 2001 and the consolidated balance sheet data for 2003 and 2002 set forth below are derived from our consolidated financial statements and are qualified by reference to our consolidated financial statements included herein.

          The selected consolidated statement of operations data for fiscal years ended 2000 and 1999 and the consolidated balance sheet data for 2001, 2000 and 1999 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period. As a result of our 1999 pooling of interest with the former CardioGenesis, all data prior to the pooling has been restated as if the combined entity existed for the entire period presented.

Selected Consolidated Financial Data
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001	2000	1999(1)
Consolidated Statement of Operations Data:
Net revenues	$13,518	$13,048	$14,153	$22,210	$25,324
Cost of revenues	2,295	2,935	5,777	10,055	13,246

Gross profit	11,223	10,113	8,376	12,155	12,078

Operating expenses:
Research and development	1,944	657	1,863	5,065	11,353
Sales, general and administrative	9,590	12,297	15,119	22,009	24,581
Restructuring and merger-related costs	—	—	1,033	—	5,214

Total operating expenses	11,534	12,954	18,015	27,074	41,148

Operating loss	(311)	(2,841)	(9,639)	(14,919)	(29,070)
Interest and other income (expense), net	(37)	2,311	(608)	310	737

Net loss	$(348)	$(530)	$(10,247)	$(14,609)	$(28,333)

Net loss per share — basic and diluted	$(0.01)	$(0.01)	$(0.31)	$(0.48)	$(0.99)

Shares used in per share calculation	37,303	36,911	33,311	30,166	28,629

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,013	$1,490	$2,629	$3,357	$13,313
Working capital	2,001	1,614	1,048	4,662	10,031
Total assets	6,460	7,755	11,309	16,965	34,019
Long-term debt, less current portion	6	1	32	405	815
Accumulated deficit	(164,958)	(164,610)	(164,080)	(153,833)	(139,224)
Total shareholders’ equity	3,820	3,711	3,582	7,974	18,573

(1)	Cost of revenues includes $2.5 million of inventory write-offs and upgrades associated with the March 1999 merger.

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

          On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications, and we are permitted to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark (“CE Mark”) allowing the commercial sale of our TMR laser systems and our PMR catheter system to customers in the European Community. Effective July 1, 1999, Centers for Medicare and Medicaid Services (“CMS”) began providing Medicare coverage for TMR. As a result, hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures performed on Medicare recipients.

          We have completed pivotal clinical trials involving PMR and study results were submitted to the FDA in a PMA application in December 1999 along with subsequent amendments. The PMR study compares PMR to conventional medical therapy in patients with no option for other treatment. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In July 2003, the FDA agreed to an alternative process in which additional data in support of our PMA supplement for PMR could be submitted and reviewed by the FDA in an interactive review process. The data was submitted in August 2003 and the independent panel review by the MDDRP was cancelled. The FDA agreed to reschedule the MDDRP hearing in the future if the dispute cannot be resolved. The FDA has informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMR system. We are currently scheduled to meet with the FDA in March 2004 as part of the ongoing interactive review process. There can be no assurance, however, that we will receive a favorable determination from the FDA.

          As of December 31, 2003, we had an accumulated deficit of $164,958,000. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Revenues

          We generate our revenues primarily through the sale of our TMR laser base units and related handpieces, and related services . Net revenues of $13,518,000 for the year ended December 31, 2003 increased $470,000, or 4%, when compared to net revenues of $13,048,000 for the year ended December 31, 2002. The increase in net revenues was due to an increase in domestic handpiece and laser revenues of $268,000 and $286,000, respectively, offset by a decrease in international handpiece and laser sales of $9,000 and $69,000, respectively.

          The increase in handpiece revenue is primarily related to a higher average per unit selling price in 2003 as compared to 2002. In an effort to accelerate market adoption of the TMR procedure, we developed a program pursuant to which we loan lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price. In the year ended December 31, 2003, domestic handpiece revenue consisted of $2,649,000 in sales to customers operating under our loaned laser program, of which $781,000 was attributed to premiums associated with such sales. In the year ended December 31, 2002, domestic handpiece revenue consisted of $2,832,000 in sales of product to customers operating under our loaned laser program, of which $756,000 was attributed to premiums associated with such sales. In the years ended December 31, 2003 and 2002, sales of product to customers not operating under our loaned laser program were $6,387,000 and $5,937,000, respectively.

          For the year ended December 31, 2003, domestic laser sales increased by $286,000 compared to the year ended December 31, 2002 primarily from a moderate increase in the conversion of loaned lasers to outright sales. International sales, accounting for approximately 3% of total sales for the year ended December 31, 2003, decreased $78,000 from the prior year when international sales accounted for 4% of total sales. The decrease in international sales occurred primarily as a result of fewer handpiece sales resulting from decreased sales and marketing efforts in the international market compared to 2002. Service and other revenue of $971,000 slightly decreased by $6,000 for the year ended December 31, 2003 when compared to $977,000 for the year ended December 31, 2002.

     Gross Profit

          Gross profit increased to 83% of net revenues for the year ended December 31, 2003 as compared to 78% of net revenues for the year ended December 31, 2002. Gross profit in absolute dollars increased by $1,110,000 to $11,223,000 for the year ended December 31, 2003, as compared to $10,113,000 for the year ended December 31, 2002. The increase in gross profit as a percent of sales, and in absolute terms, resulted from improved margins on lasers sold. These margins improved primarily due to sales of lasers originally placed under our laser loan program that were converted to outright sales. In addition, margins on disposable handpieces increased due to improvements in manufacturing which resulted in higher yields.

     Research and Development

          Research and development expenditures of $1,944,000 increased $1,287,000 or 196% for the year ended December 31, 2003 when compared to $657,000 for the year ended December 31, 2002. The increase in overall research and development expense resulted primarily from an increase in costs for outside services of $463,000 related to the PMR approval process. For the year ended December 31, 2003, a reduction of $601,000 was recorded on accrued liabilities recorded in prior years for estimated clinical trial obligations. This reduction of accrued liabilities decreased $828,000 for the year ended December 31, 2002 and contributed to the overall increase in research and development expenditures.

     Sales, General and Administrative

          Sales, general and administrative expenditures of $9,590,000 decreased $2,707,000 or 22% for the year ended December 31, 2003 when compared to $12,297,000 for the year ended December 31, 2002. The decrease in expenses resulted primarily from a decrease in employee expenses of $1,077,000 primarily related to reductions in our workforce. Additionally, outside services, advertising and marketing, training and clinical research, and facilities and office expense decreased $564,000, $396,000, $152,000, $118,000, respectively, due to overall cost cutting efforts.

     Interest and Other Income (Expense), Net

           Interest and other income (expense), net is comprised of interest income, interest expense and our former ownership interest in Microheart, Inc., a privately-held company (“Microheart”).

          Interest income of $7,000 decreased $32,000 or 82% for the year ended December 31, 2003 when compared to $39,000 for the year ended December 31, 2002. This decrease was due to lower interest rates and lower investments in cash equivalents.

          Interest expense of $44,000 increased $31,000 or 238% for the year ended December 31, 2003 when compared to $13,000 for the year ended December 31, 2002. This increase is primarily due to a higher level of financing for equipment under capital lease and amortization of debt issue costs.

          A gain on the sale of an investee of $2,285,000 for the year ended December 31, 2002 resulted from the sale of our ownership interest in Microheart in April 2002.

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

          The decrease in handpiece revenue was primarily related to our then current strategy of concentrating our sales resources on increasing procedure volume in our existing installed base, which had the effect of reducing handpiece revenues from loaned laser placements, when compared to the levels attained in the year ended December 31, 2001. The decline in loaned laser placements in 2002, when compared to the prior year, resulted in a year-over-year reduction in the number of handpieces sold as each shipped laser is normally accompanied by an order for handpieces. In the year ended December 31, 2002, domestic handpiece revenue consisted of $2,832,000 in sales to customers operating under our loaned laser program, of which $756,000 was attributed to premiums associated with such sales. In the year ended December 31, 2001, domestic handpiece revenue consisted of $4,677,000 in sales of product to customers operating under our loaned laser program, of which $1,424,000 was attributed to premiums associated with such sales. In the years ended December 31, 2002 and 2001, sales of product to customers not operating under our loaned laser program was $5,937,000 and $5,902,000, respectively.

          For the year ended December 31, 2002, domestic laser sales increased by $761,000 compared to the year ended December 31, 2001 primarily from an increase in sales of lasers that were previously on loan in our installed base. International sales, accounting for approximately 4% of total sales for the year ended December 31, 2002, decreased $547,000 from the prior year when international sales accounted for 7% of total sales. This reduction in international sales occurred primarily as a result of fewer handpiece sales due to decreased shipments to distributors in the international market compared to 2001. Service and other revenue of $976,000 increased $491,000 for the year ended December 31, 2002 when compared to $485,000 for the year ended December 31, 2001 due primarily to an increase in the number of service contracts sold.

     Gross Profit

          Gross profit increased to 78% of net revenues for the year ended December 31, 2002 as compared to 59% of net revenues for the year ended December 31, 2001. Gross profit in absolute dollars increased by $1,737,000 to $10,113,000 for the year ended December 31, 2002, as compared to $8,376,000 for the year ended December 31, 2001. The increase in gross profit as a percent of sales, and in absolute terms, resulted from improved margins on lasers sold as well as improved margins on disposable handpieces. We achieved these improved margins through due to the outsourcing of disposables manufacturing which took place in the second half of 2001.

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

     Sales, General and Administrative

          Sales, general and administrative expenditures of $12,297,000 decreased $2,822,000 or 19% for the year ended December 31, 2002 when compared to $15,119,000 for the year ended December 31, 2001. The decrease in expenses resulted primarily from a decrease in employee expenses of $1,956,000. We achieved this decrease in expenses primarily related to reductions in our work force and overall cost cutting efforts. Additionally, facilities and office expenses decreased by $685,000 primarily as a result of the relocation of our corporate headquarters which was completed in the third quarter of 2001.

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

          The following table summarizes the restructuring activity (in thousands):

	Personnel and	Lease and Other	Other
	Severance	Contractual	Miscellaneous
	Costs	Commitments	Costs	Total
Provisions	$655	$344	$304	$1,303
Payments	(655)	(252)	(176)	(1,083)
Non-cash charges	—	(52)	(116)	(168)

Reserve balance as of December 31, 2001	—	40	12	52
Payments	—	(40)	—	(40)
Non-cash charges	—	—	(12)	(12)

Reserve balance as of December 31, 2002	$—	$—	$—	$—

     Interest and Other Income (Expense), Net

           Interest and other income (expense), net is comprised of interest income, interest expense and our ownership interest in Microheart.

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

Liquidity and Capital Resources

          Cash and cash equivalents were $1,013,000 at December 31, 2003 compared to $1,490,000 at December 31, 2002, a decrease of $477,000. We used $680,000 of cash for operating activities in the twelve months ended December 31, 2003 primarily to pay down accounts payable and accrued liabilities.

          Cash used in investing activities during the twelve months ended December 31, 2003 was $80,000. Cash provided by financing activities during the twelve months ended December 31, 2003 was $358,000 due to proceeds from employee stock option exercises and common stock purchased under the Employee Stock Purchase Plan.

          In March 2003, we entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note credit facility (the “Note”) that matures on March 26, 2006. In conjunction with this transaction, we issued warrants to acquire 275,000 shares of our common stock. The warrants are exercisable for five years from the date of grant at exercise prices ranging from $.35 to $.44 per share. As of December 31, 2003, we had no outstanding borrowings on the Note. We intend to cancel the Note in the first quarter of 2004.

          On January 22, 2004, we sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. We also issued warrants to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrants are immediately exercisable and have a term of five years. The investors also have an option to purchase approximately 1,570,000 shares of common stock at $1.00 per share for a period of six months following the effective date of a related registration statement to be filed in connection with the transaction. We agreed to file this registration statement covering the resale of shares within 50 days of the closing date of the transaction.

          We have incurred significant losses for the last several years and at December 31, 2003 we had an accumulated deficit of $164,958,000. Our ability to maintain current operations is dependent upon achieving and maintaining profitable operations or obtaining additional debt or equity financing.

          We also plan to continue our cost containment efforts by focusing on sales, general and administrative expenses. We have significantly reduced our cost of revenues, primarily due to the outsourcing of a significant portion of our manufacturing which allows us to purchase products at lower costs. To reduce operating expenses, we have focused our efforts on reducing headcount and overall expenses in functions that are not essential to core and critical activities.

          Currently, our primary goal is to maintain profitability. Our actions have been guided by this initiative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

           We believe our cash balance as of December 31, 2003 and the proceeds from our January 2004 sale of common stock will be sufficient to meet our capital and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

           We will have a continuing need for new infusions of cash if we incur losses in the future. We plan to increase our sales through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and that we will not have sufficient cash to fund our operations.

           We are currently scheduled to meet with the FDA in March 2004 as part of the ongoing interactive review process for our PMR product. If we receive approval from the FDA to sell our PMR product in the United States, we intended to expend cash resources to educate potential customers and stimulate sales. We currently anticipate that our cash and cash equivalents and currently anticipated revenues combined with revenues from sales of our PMR products in the United States, if approved by the FDA, will be adequate to fund the introduction of our PMR product in the United States during 2004. However, if we experience unanticipated cash expenditures or revenues from the sale of our current products decrease, we may need to seek additional sources of funding, including debt or equity, in order to finance the introduction of PMR product in the United States. We cannot assure you, however, that we will receive a favorable determination from the FDA.

Payments due by period
(In Thousands)

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$1,006	$350	$656	$—	$—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP		—	—	—	—

Total	$1,006	$350	$656	$—	$—

Critical Accounting Policies and Estimates

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

          The following presents a summary of our critical accounting policies, defined as those policies we believe are: (i) the most important to the portrayal of our financial condition and results of operations, and (ii) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

     Revenue Recognition:

          We recognize revenue on product sales upon receipt of a purchase order, shipment of the products, the price is fixed or determinable and collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.

          Revenues from sales to distributors and agents are recognized upon shipment when there is evidence that an arrangement exists, delivery has occurred under the Company’s standard FOB shipping point terms, the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.

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

     Accounts Receivable:

          We regularly evaluate the collectability of accounts receivable based upon our knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses.

     Inventories:

          Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value.

     Income Taxes:

          We account for income taxes using the liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative Disclosures

          We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do not use derivatives to alter the interest characteristics of our marketable securities or our debt instruments. We have no holdings of derivative or commodity instruments.

          Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents and any future financing requirements. Our long-term debt at December 31, 2003 consisted of an outstanding balance on a lease obligation.

          The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for our existing cash and cash equivalents and long-term debt instruments:

In Thousands	2004	2005	2006	2007	2008	Total Fair Value
Assets
Cash, cash equivalents	$1,013	$—	$—	$—	$—	$1,013
Weighted average interest rate	1.0%	—	—	—	—	1.0%
Liabilities
Fixed Rate Debt Lease obligation	$7	$—	$—	$—	$—	$7
Weighted average interest rate	6.8%	—	—	—	—	6.8%

\

     Qualitative Disclosures

          Interest Rate Risk. Our primary interest rate risk exposures relate to the impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

          We manage interest rate risk on our outstanding long-term debts through the use of fixed rate debt. Our management evaluates our financial position on an ongoing basis.

          We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

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

	Three Months Ended (In thousands, except per share data)
	2003				2002
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net revenues	$3,422	$3,090	$3,594	$3,412	$3,158	$3,010	$3,210	$3,670
Gross profit	2,800	2,588	2,973	2,862	2,332	2,338	2,515	2,928
Operating (loss) / income	119	(879)	(121)	570	(1,246)	(1,160)	(581)	146
Net (loss) / income	121	(878)	(129)	538	(1,239)	1,137	(576)	148
Net (loss) / income per share:
Basic and diluted	0.00	(0.02)	0.00	0.01	(0.03)	0.03	(0.02)	0.00
Weighted average shares outstanding — Basic	37,121	37,136	37,351	37,597	36,507	36,979	37,059	37,090
Weighted average shares outstanding — Diluted	37,145	37,136	37,351	38,446	36,507	37,098	37,059	37,146

           See Item 15 below and the Index therein for a listing of the consolidated financial statements and supplementary data filed as part of this report.

Recently Issued Accounting Standards.

           In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “ “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interest, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

           In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact on our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

          In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report, which we refer to as the “Evaluation Date”. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          During the fiscal quarter ended December 31, 2003, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Certain information required by Part III, Item 10 is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2004 Annual Meeting of Shareholders, and the information included in the proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

     Certain of the information concerning our executive officers required by this Item is contained in the section of Part I of this Annual Report on Form 10-K entitled “Item 1. Business — Employees.”

     The information concerning our directors and the remaining information concerning our executive officers required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the proxy statement to be used by us in connection with our 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1)	Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

(2)	Financial Statement Schedule.

The following financial statement schedule is filed herewith. Schedule II — Valuation and Qualifying Accounts	52

(3)	Exhibits.

The exhibits listed under Item 15(c) are filed or incorporated by reference herein.

(b)	Reports on Form 8-K.

          We filed a report on October 31, 2003 to announce preliminary financial results for the third quarter and nine months ended September 30, 2003.

          We filed a report on November 21, 2003 to announce certain management changes.

          We filed a report on November 25, 2003 to provide a then-current update on the status of the Food and Drug Administration’s review of our PMR product.

(c)	Exhibits.

     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632

Exhibit No.	Description
Towne Center Drive, Suite 320, Foothill Ranch, California

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Share Purchase Agreement dated April 10, 2002 between the CardioGenesis Corporation and the State of Wisconsin Investment Board

4.5 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and each of the investors identified therein

4.6 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and the investors identified therein

4.7 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

10.1 (15)	Form of Indemnification Agreement by and between the Company and each of its officers and directors

10.2 (16)†	Stock Option Plan, as restated June, 2003

10.3 (17)†	Directors’ Stock Option Plan, as restated June, 2003

10.4 (18)†	1996 Employee Stock Purchase Plan, as restated June, 2003

10.5 (19)	Facilities Lease for 26632 Towne Center Dr., Suite 320, Foothill Ranch, California

10.6 (20)†	401(k) Plan

10.7 (21) †	1993 Equity Incentive Plan of the former CardioGenesis Corporation

10.8 (22) †	1996 Equity Incentive Plan of the former CardioGenesis Corporation

10.9 (23)†	Employment Agreement, dated June 1, 2002, between the Company and Darrell F. Eckstein

10.10 (24)†	Employment Agreement, dated as of September 27, 2001, between the Company and Michael J. Quinn

10.11 (25)†	Amendment No. 1 to Employment Agreement, dated July 3, 2002, between the Company and Michael J. Quinn

21.1 (26)	List of Subsidiaries

23.1 (26)	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see page 34)

31.1 (26)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (26)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (26)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Management contract, compensatory plan or arrangement

(1) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2) Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3) Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4) Filed herewith

(5) Filed herewith

(6) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(7) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10) Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 12, 2002

(11) Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12) Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13) Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(14) Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(15) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996

(16) Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(17) Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(18) Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(19) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(20) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996

(21) Incorporated by reference to the former CardioGenesis Corporation’s Form SB-2 (File No. 333-3752-LA), declared effective on May 21, 1996

(22) Incorporated by reference to Exhibit 4.1 to the former CardioGenesis Corporation’s Registration Statement on Form S-8 (File No. 333-35095), filed on September 8, 1997

(23) Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(24) Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on April 16, 2002

(25) Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(26) Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION

Date: March 10, 2004	By:	/s/ MICHAEL J. QUINN

Michael J. Quinn
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael J. Quinn and Christine G. Ocampo and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ MICHAEL J. QUINN Michael J. Quinn	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 10, 2004
/s/ CHRISTINE G. OCAMPO Christine G. Ocampo	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)	March 10, 2004
/s/ JOSEPH R. KLETZEL, II Joseph R. Kletzel, II	Director	March 10, 2004
/s/ ROBERT L. MORTENSEN Robert L. Mortensen	Director	March 10, 2004
/s/ MARVIN J. SLEPIAN, M.D. Marvin J. Slepian, M.D.	Director	March 10, 2004
/s/ ROBERT C. STRAUSS Robert C. Strauss	Director	March 10, 2004
/s/ KURT E. WEHBERG, M.D. Kurt E. Wehberg, M.D.	Director	March 10, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
CardioGenesis Corporation

          In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 31 present fairly, in all material respects, the financial position of CardioGenesis Corporation and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Orange County, California
February 25, 2004

CARDIOGENESIS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(in thousands)

ASSETS

	2003	2002
Current assets:
Cash and cash equivalents	$1,013	$1,490
Accounts receivable, net of allowance for doubtful accounts of $26 and $449 at December 31, 2003 and 2002, respectively	1,830	1,961
Inventories, net of reserves of $373 and $361 at December 31, 2003 and 2002, respectively	1,339	1,632
Prepaids and other current assets	453	574

Total current assets	4,635	5,657
Property and equipment, net	408	589
Other assets	1,417	1,509

Total assets	$6,460	$7,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$876	$1,241
Accrued liabilities	1,159	2,101
Customer deposits	25	50
Deferred revenue	573	621
Current portion of capital lease obligation	1	30

Total current liabilities	2,634	4,043
Capital lease obligation, less current portion	6	1

Total liabilities	2,640	4,044

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock:
no par value; 6,600 shares authorized; none issued and outstanding;	—	—
Common stock:
no par value; 75,000 shares authorized; 37,859 and 37,121 shares issued and outstanding at December 31, 2003 and 2002, respectively	168,778	168,321
Accumulated deficit	(164,958)	(164,610)

Total shareholders’ equity	3,820	3,711

Total liabilities and shareholders’ equity	$6,460	$7,755

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share amounts)

	2003	2002	2001
Net revenues	$13,518	$13,048	$14,153
Cost of revenues	2,295	2,935	5,777

Gross profit	11,223	10,113	8,376

Operating expenses:
Research and development	1,944	657	1,863
Sales, general and administrative	9,590	12,297	15,119
Restructuring and merger-related costs.	—	—	1,033

Total operating expenses	11,534	12,954	18,015

Operating loss	(311)	(2,841)	(9,639)
Interest expense	(44)	(13)	(18)
Interest income	7	39	62
Equity in net loss of investee	—	—	(652)
Gain on sale of investee	—	2,285	—

Net loss	(348)	(530)	(10,247)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	88	(23)

Other comprehensive income (loss)	—	88	(23)

Comprehensive loss	$(348)	$(442)	$(10,270)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.31)

Weighted average shares outstanding	37,303	36,911	33,311

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Common Stock		Deferred	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Compensation	(Loss)	Deficit	Total
Balances, December 31, 2000	30,836	$161,938	$(66)	$(65)	$(153,833)	$7,974
Issuance of common stock pursuant to exercise of options	446	719	—	—	—	719
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	105	120	—	—	—	120
Issuance of common stock purchase warrants	—	94	—	—	—	94
Issuance of common stock for cash	5,120	4,884	—	—	—	4,884
Deferred stock compensation	—	(5)	5	—	—	—
Amortization of deferred compensation	—	—	61	—	—	61
Foreign currency translation adjustment	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(10,247)	(10,247)

Balances, December 31, 2001	36,507	167,750	—	(88)	(164,080)	3,582
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	114	85	—	—	—	85
Issuance of common stock for cash	500	486	—	—	—	486
Foreign currency translation adjustment	—	—	—	88	—	88
Net loss	—	—	—	—	(530)	(530)

Balances, December 31, 2002	37,121	168,321	—	—	(164,610)	3,711
Issuance of common stock pursuant to exercise of options	607	294	—	—	—	294
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	131	88	—	—	—	88
Issuance of common stock purchase warrants	—	75	—	—	—	75
Net loss	—	—	—	—	(348)	(348)

Balances, December 31, 2003	37,859	$168,778	$—	$—	$(164,958)	$3,820

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(348)	$(530)	$(10,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	308	450
Gain from sale of equity investee	—	(2,285)	—
Loss from equity investee	—	—	652
Provision for doubtful accounts	26	335	904
Inventory reserves	198	854	1,144
Amortization of deferred compensation for options to consultants	—	—	61
Amortization of other assets	195	194	211
Amortization of debt issue costs	44	—	—
Accretion of long-term liability	—	—	31
Loss on disposal of property and equipment	—	28	4
Reduction of clinical trial accrual	(601)	(1,282)	—
Changes in operating assets and liabilities:
Accounts receivable	105	34	420
Inventories	95	729	1,041
Prepaids and other current assets	202	619	346
Other receivables	—	—	119
Other assets	(103)	—	—
Accounts payable	(365)	(307)	859
Accrued liabilities	(316)	(1,084)	(1,322)
Current portion of long term liabilities	—	(495)	(5)
Long term liabilities	—	—	(370)
Customer deposits	(25)	(4)	(132)
Deferred revenue	(48)	(310)	(379)

Net cash used in operating activities	(680)	(3,196)	(6,213)

Cash flows from investing activities:
Proceeds from sale of equity in investee	—	2,285	—
Acquisition of property and equipment	(80)	(62)	(269)

Net cash provided by (used in) investing activities	(80)	2,223	(269)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	307	85	839
Net proceeds from sale of common stock to private entities	—	486	4,884
(Payments on) proceeds from short term borrowings	—	(794)	439
Repayment of note payable	—	—	(355)
Repayments of capital lease obligations	(24)	(31)	(30)

Net cash (used in) provided by financing activities	283	(254)	5,777
Effect of exchange rates on cash and cash equivalents	—	88	(23)

Net decrease in cash and cash equivalents	(477)	(1,139)	(728)
Cash and cash equivalents at beginning of year	1,490	2,629	3,357

Cash and cash equivalents at end of year	$1,013	$1,490	$2,629

Supplemental schedule of cash flow information:
Interest paid	$19	$13	$21

Taxes paid	$23	$60	$74

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock purchase warrants	$75	$—	$94

Deferred compensation	$—	$—	$(5)

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

          These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has sustained significant operating losses for the last several years and may continue to incur losses through 2004. Management believes its cash balance as of December 31, 2003 is sufficient to meet the Company’s capital and operating requirements for the next 12 months. (See Note 15).

          CardioGenesis may require additional financing in the future. There can be no assurance that CardioGenesis will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to CardioGenesis’ stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition. CardioGenesis’ long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results and financial condition.

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

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued):

     Cash and Cash Equivalents:

          All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.

     Accounts Receivables:

          The Company regularly evaluates the collectability of accounts receivable based upon its knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in general and administrative expenses.

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

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)::

     Revenue Recognition:

          CardioGenesis recognizes revenue on product sales upon receipt of a purchase order, shipment of the products, the price is fixed or determinable and collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.

          Revenues from sales to distributors and agents are recognized upon shipment when there is evidence that an arrangement exists, delivery has occurred under the Company’s standard FOB shipping point terms, the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.

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

     Shipping and Handling Costs and Revenues:

          All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales. Charges for shipping and handling are included as a component of revenue.

     Research and Development:

          Research and development expenses are charged to operations as incurred.

     Warranties:

          CardioGenesis’ laser products are generally sold with a one year warranty. CardioGenesis provides for estimated future costs of repair or replacement which are reflected in the accompanying financial statements.

     Advertising:

          CardioGenesis expenses all advertising as incurred. CardioGenesis’ advertising expenses were $80,000, $221,000 and $137,000 for 2003, 2002, and 2001, respectively. Advertising expenses include fees for website design and hosting, reprints from medical journals, promotional materials and sales sheets.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued):

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

     Foreign Currency Translation:

          CardioGenesis’ international subsidiary, a foreign sales corporation (“FSC”) uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded in accumulated other comprehensive income/loss in shareholders’ equity. Transaction gains and losses are included in the results of operations and have not been significant for all periods presented. In 2003, the Company decided to discontinue this FSC and at December 31, 2003 the only remaining asset is a nominal cash balance.

     Stock-Based Compensation:

          CardioGenesis accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). CardioGenesis has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires pro forma disclosures in the financial statements as if the measurement provisions of SFAS 123 had been adopted. In addition, the Company has made the appropriate disclosures as required under the Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

          The Company has adopted the disclosure only provisions of SFAS 123 as updated by FAS 148. CardioGenesis, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the ESPP been determined based on the fair value of the options at the grant date for awards consistent with the provisions of SFAS 123, CardioGenesis’ net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(348)	$(530)		$(10,247)
Stock-based employee compensation, net of related tax effects	$(1,135)	$(1,404)	$	(1,362)

Pro forma net loss	$(1,483)	$(1,934)		$(11,609)

Basic and diluted net loss per share as reported	$(0.01)	$(0.01)		$(0.31)
Pro forma basic and diluted net loss per share	$(0.04)	$(0.05)		$(0.35)

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued):

     Stock-Based Compensation (continued):

          The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended December 31, 2003, 2002 and 2001 were $651,000, $646,000 and $1,400,000, and $0.33, $0.58 and $1.53, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Expected life of option	7 years	7 years	7 years
Risk-free interest rate	3.68%	4.04%	5.26%
Expected dividends	—	—	—
Expected volatility	151%	75%	100%

          The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal years 2003, 2002 and 2001 was $55,000, $56,000 and $61,000, and $0.43, $0.59 and $0.64, respectively. The fair value for the purchase rights under the ESPP is estimated using the Black-Scholes option pricing model, with the following assumptions for the rights granted in 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Expected life	.5 years	.5 years	.5 years
Risk-free interest rate	3.68%	4.04%	5.26%
Expected dividends	—	—	—
Expected volatility	151%	152%	193%

          CardioGenesis accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123, Accounting for Stock-Based Compensation.”

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

          Options to purchase 4,070,000, 3,477,000, and 2,787,000 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively. The range of per share exercise prices for these options was $0.32-$12.6875 for 2003 and $0.563-$12.6875 for 2002 and 2001. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of December 31, 2003, 2002 and 2001. Warrants to purchase 275,000 shares of common stock at prices ranging from $.35 to $.44 per share were outstanding as of December 31, 2003. None of the options and warrants were included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

     Recently Issued Accounting Standards:

           In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “ “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interest, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

           In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact on our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

          In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

          There is no remaining restructuring reserve balance at December 31, 2003 or December 31, 2002.

4. Inventories:

          Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$1,042	$1,121
Work in process	159	136
Finished goods.	511	736

	1,712	1,993
Less reserves	(373)	(361)

	$1,339	$1,632

5. Property and Equipment:

          Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computers and equipment	$2,733	$2,677
Manufacturing and demonstration equipment	2,181	2,177
Leasehold improvements	193	172

	5,106	5026
Less accumulated depreciation and amortization	(4,698)	(4,437)

	$408	$589

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment:

          CardioGenesis leases certain equipment under a capital lease which expired in November 2003. Accordingly, capitalized equipment costs of $138,000, net of accumulated amortization of $138,000 at December 31, 2003 is included in computers and equipment.

     6. Other Assets:

           On January 5, 1999, CardioGenesis entered into an Agreement (“the PLC agreement”) with PLC Medical Systems, Inc. (“PLC”), which granted CardioGenesis a non-exclusive worldwide use of certain PLC patents. In return, CardioGenesis agreed to pay PLC a fee totaling $2,500,000 over an approximately forty-month period. The present value of these payments of $2,300,000 was recorded as a prepaid asset, included in other assets, and is being amortized over the life of the underlying patents. The Company has included the related amortization expense in Sales, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company has recorded related accumulated amortization of $973,000 and $778,000 as of December 31, 2003 and 2002, respectively.

          At December 31, 2001, CardioGenesis had a 30% ownership interest in Microheart, Inc., formerly known as Microheart Holdings, Inc., (“Microheart”), which was accounted for under the equity method. For the year ended December 31, 2001, CardioGenesis recorded an expense of $652,000 which represented CardioGenesis’ equity in the losses incurred by Microheart. As of December 31, 2001 the investment in Microheart was fully written down. In the second quarter of 2002, CardioGenesis recorded a gain of $2,285,000 resulting from the sale of the Company’s minority interest in Microheart.

7. Accrued Liabilities:

          Accrued liabilities consists of the following (in thousands):

	December 31,
	2003	2002
Accrued research support	$152	$753
Accrued accounts payable and related expenses	327	557
Accrued vacation	203	198
Accrued commissions	234	276
Accrued other	243	317

	$1,159	$2,101

8. Credit Facility:

           On March 27, 2003, the Company entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note credit facility (the “Note”) that matures on March 26, 2006. The Note, which is collateralized by substantially all of the Company’s assets, provides for borrowings of up to $2,000,000 based upon eligible accounts receivable. Advances under the Note will bear interest at prime plus 3.35%. The Note includes a right of conversion into common stock at a fixed conversion price of $.30 per share, subject to adjustment. In conjunction with this transaction, the Company issued 275,000 five year warrants. The warrants are exercisable for common stock at exercise prices ranging from $.35 to $.44 per share. As of December 31, 2003, the Company’s borrowing capacity was approximately $1,300,000 based on eligible accounts receivable and there were no outstanding borrowings on the Note. The Company intends to cancel the credit facility in the first quarter of 2004.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies:

          CardioGenesis has entered into an operating lease for an office facility with terms extending through October 2006. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,
2004	$350
2005	350
2006	306

$1,006

          Rent expense was approximately $547,000, $504,000 and $1,154,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

          In November 2003, the Company’s employment relationship with Darrell Eckstein, former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with his departure from the Company, Mr. Eckstein has made certain breach of contract claims arising out of his employment agreement with the Company, as well as certain tort claims. Pursuant to the terms of Mr. Eckstein’s employment agreement, the Company has agreed to submit the matter to binding arbitration. The Company believes Mr. Eckstein’s claims are without merit and intends to vigorously defend against these claims. However, if Mr. Eckstein were to prevail on some or all of his claims, there can be no assurance that such claims would not have a material adverse effect on the Company’s financial condition.

10. Shareholders’ Equity:

     Issuances of Common Stock:

          In March 2001, the Company sold 898,202 shares of common stock to a private company. The sale was at a negotiated purchase price of $1.1133 per share.

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

          In January 2004, CardioGenesis sold approximately 3,100,000 shares of common stock to private investors for a total price of $2,700,000. (See Note 15).

     Warrants:

          During the year ended December 31, 2001, the Company issued warrants to purchase 75,000 shares of common stock at a price of $1.63 per share in connection with a facilities lease agreement executed in 2001. The warrants were fair valued at $94,000 using the Black-Scholes pricing model and are being amortized over the five-year lease term. For the years ended December 31, 2003 and 2002, the Company recorded amortization charges to rent expense of $19,000 per year in connection with these warrants. The warrants expire in May 2006 and were outstanding at December 31, 2003.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Shareholders’ Equity (continued):

          During the year ended December 31, 2003, the Company issued five-year warrants to purchase 275,000 shares of common stock at exercise prices ranging from $.35 to $.44 per share in connection with a Convertible Note credit facility (See Note 8) with a private equity fund executed in March 2003. The warrants were fair valued at $75,000 using the Black-Scholes pricing model and are being amortized over the five-year term. For the year ended December 31, 2003, the Company recorded amortization of $44,000 in connection with these warrants. The warrants expire in March 2008 and were outstanding at December 31, 2003.

          During the year ended December 31, 2002, no warrants were issued. During the years ended December 31, 2003, 2002 and 2001, no warrants were exercised.

          On January 22, 2004, CardioGenesis issued warrants to purchase approximately 3,100,000 shares of common stock at a price of $1.37 per share. The warrants are immediately exercisable and have a term of five years. The investors also have an option to purchase approximately 1,570,000 shares of common stock at $1.00 per share for a period of six months following the effective date of the related registration statement. (See Note 15).

     Options Granted to Consultants:

          At December 31, 2002 and 2001, options for consultants to purchase a total of 47,000 and 86,000 shares of common stock, respectively, at exercise prices ranging from $.78 to $8.75 per share were outstanding. No options for consultants were outstanding as of December 31, 2003. The termination of this plan and terms under which stock options are exercised are the same as CardioGenesis’ Stock Option Plan which is described below. CardioGenesis recorded deferred stock compensation of $61,000 for the year ended December 31, 2001, related to these options. No deferred compensation was recorded in the years ended December 31, 2003 and 2002. These options are included in the Stock Option Plan disclosures below.

     Stock Option Plan:

          CardioGenesis maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 2003, CardioGenesis had reserved a total of 8,600,000 shares of common stock for issuance under this plan. Under the plan, options may be granted at not less than fair market value (110% of fair market value for options granted to 10% shareholders), as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant (five years for options granted to 10% shareholders). No shares of common stock issued under the plan are subject to repurchase.

     Directors’ Stock Option Plan:

          CardioGenesis maintains a Directors’ Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 2003, CardioGenesis had reserved 575,000 shares of common stock for issuance under this plan. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Shareholders’ Equity (continued):

     Employee Stock Purchase Plan:

          CardioGenesis maintains an Employee Stock Purchase Plan (“ESPP”), under which 1,028,400 shares of common stock have been reserved for issuance. CardioGenesis adopted the ESPP in April 1996. The purpose of the ESPP is to provide eligible employees of CardioGenesis with a means of acquiring common stock of CardioGenesis through payroll deductions. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee’s compensation, subject to certain limitations. During fiscal years 2003, 2002 and 2001, approximately 131,000, 114,000 and 105,000 shares, respectively, were sold through the ESPP.

          Option activity under the Stock Option Plan and the Directors Stock Option Plan is as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available	Number	Weighted Average
	For Grant	of Shares	Price per Share
Balance, December 31, 2000	—	3,243	$4.99
Additional shares reserved	500	—	—
Options granted	(2,075)	2,075	$1.61
Options canceled	2,085	(2,085)	$5.27
Options exercised	—	(446)	$1.58

Balance, December 31, 2001	510	2,787	$2.42
Additional shares reserved	1,500	—	—
Options granted	(1,105)	1,105	$0.82
Options canceled	415	(415)	$3.86

Balance, December 31, 2002	1,320	3,477	$1.74
Additional shares reserved	1,500	—	—
Options granted	(2,034)	2,034	$0.52
Options canceled	834	(834)	$1.46
Options exercised	—	(607)	$0.48

Balance, December 31, 2003	1,620	4,070	$1.37

          The following table summarizes information about the Company’s stock options outstanding and exercisable under the Stock Option Plan and the Director’s Stock Option Plan at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
	(in thousands)			(in thousands)
$0.32-$0.37	822	9.12	$0.32	756	$0.32
$0.56-$0.83	871	8.80	$0.70	426	$0.69
$0.84-$1.00	467	8.30	$0.89	452	$0.89
$1.01-$1.16	340	8.11	$1.03	268	$1.03
$1.19-$1.44	522	7.67	$1.26	402	$1.24
$1.67-$1.75	714	5.18	$1.69	714	$1.69
$2.57-$6.06	191	6.74	$3.51	174	$3.58
$6.38-$12.69	143	4.42	$9.75	143	$9.75

	4,070	8.01	$1.37	3,335	$1.48

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Shareholders’ Equity (continued):

     The Company’s stock options exercisable under the Stock Option Plan and the Director’s Stock Option Plan at December 31, 2003 and 2002 were 3,335,000 and 2,119,000 shares, respectively.

11. Employee Retirement Plan:

     CardioGenesis maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors. For the years ended December 31, 2003, 2002 and 2001, $85,000, $93,000 and $110,000 of employer contributions were made to the plan, respectively.

12. Segment Disclosures

     The Company operates in one segment. The principal markets for the Company’s products are in the United States of America. International sales occur in Europe, the Middle East and Asia and amounted to $415,000, $494,000 and $1,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The international sales represent 3%, 4% and 7% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively. The majority of international sales are denominated in US dollars.

13. Income Taxes:

     Significant components of CardioGenesis’ deferred tax assets are as follows (in thousands):

	December 31
	2003	2002
Net operating losses	$55,741	$56,042
Credits	4,362	4,330
Research and development	525	583
Reserves	379	670
Accrued liabilities	516	572
Depreciation	118	263

Net deferred tax asset	61,641	62,460
Less valuation allowance	(61,641)	(62,460)

Net deferred tax assets.	$—	$—

     The Company has established a valuation allowance to the extent of its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $152,500,000 and $43,800,000, respectively, to offset future taxable income. In addition, the Company had federal and state credit carryforwards of approximately $2,562,000 and $1,578,000 available to offset future tax liabilities. The Company’s net operating loss carryforwards, as well as federal credit carryforwards, will expire at various dates beginning in 2003 through 2023, if not utilized. Research and experimentation credits carry forward indefinitely for state purposes. The Company also has a manufacturer’s investment credit for state purposes of approximately $222,000.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes:

     The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering and the merger with CardioGenesis resulted in changes in ownership which could restrict the utilization of the carryforwards.

     Income tax expense for each of the three years ended December 31, 2003 was $800 per year.

14. Risks and Concentrations:

     CardioGenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. CardioGenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although CardioGenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2003, two customers individually accounted for more than 10% of gross accounts receivable. For the years ended December 31, 2003, 2002 and 2001, no customer individually accounted for 10% or more of net revenues.

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

15. Subsequent Event:

     On January 22, 2004, CardioGenesis sold approximately 3,100,000 shares of common stock at a price of $.86 per share to private investors for a total price of $2,700,000. CardioGenesis also issued warrants to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrants are immediately exercisable and have a term of five years. The investors also have the option in the form of a warrant to purchase approximately 1,570,000 shares of common stock at $1.00 per share for a period of six months following the effective date of the related registration statement. The Company agreed to file such registration statement covering the resale of shares within 50 days of the closing date of the transaction.

CARDIOGENESIS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning			Balance at
	of Period	Additions (1)	Deductions (2)	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001
Allowance for doubtful accounts.	$796	$904	$346	$1,354
Year ended December 31, 2002
Allowance for doubtful accounts.	$1,354	$335	$1,240	$449
Year ended December 31, 2003
Allowance for doubtful accounts.	$449	$26	$449	$26

Inventory reserve:
Year ended December 31, 2001
Inventory reserve	$2,180	$1,144	$2,078	$1,246
Year ended December 31, 2002
Inventory reserve	$1,246	$854	$1,739	$361
Year ended December 31, 2003
Inventory reserve	$361	$198	$186	$373

Warranty reserve:
Year ended December 31, 2001
Warranty reserve	$158	$28	$170	$16
Year ended December 31, 2002
Warranty reserve	$16	$35	$34	$17
Year ended December 31, 2003
Warranty reserve	$17	$46	$34	$29

Valuation allowance:
Year ended December 31, 2001
Valuation allowance	$59,415	$4,516	$—	$63,931
Year ended December 31, 2002
Valuation allowance	$63,931	$—	$1,471	$62,460
Year ended December 31, 2003
Valuation allowance	$62,460	$—	$819	$61,641

(1)	Charged to costs and expenses.

(2)	Amounts written off against the reserve.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

EXHIBIT INDEX

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996
3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001
3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001
3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004
3.2 (5)	Amended and Restated Bylaws
4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California
4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent
4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent
4.4 (9)	Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent
4.5 (10)	Share Purchase Agreement dated April 10, 2002 between CardioGenesis Corporation and the State of Wisconsin Investment Board
4.5 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and each of the investors identified therein
4.6 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and the investors identified therein
4.7 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share
4.8 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share
10.1 (15)	Form of Indemnification Agreement by and between the Company and each of its officers and directors
10.2 (16)†	Stock Option Plan, as restated June, 2003
10.3 (17)†	Directors’ Stock Option Plan, as restated June, 2003
10.4 (18)†	1996 Employee Stock Purchase Plan, as restated June, 2003
10.5 (19)	Facilities Lease for 26632 Towne Center Dr., Suite 320, Foothill Ranch, California
10.6 (20)†	401(k) Plan
10.7 (21) †	1993 Equity Incentive Plan of the former CardioGenesis Corporation
10.8 (22) †	1996 Equity Incentive Plan of the former CardioGenesis Corporation
10.9 (23)†	Employment Agreement, dated June 1, 2002, between the Company and Darrell F. Eckstein
10.10 (24)†	Employment Agreement, dated as of September 27, 2001, between the Company and Michael J. Quinn
10.11 (25)†	Amendment No. 1 to Employment Agreement, dated July 3, 2002, between the Company and Michael J. Quinn
21.1 (26)	List of Subsidiaries
23.1 (26)	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see page 34)
31.1 (26)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (26)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (26)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4)	Filed herewith

(5)	Filed herewith

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 12, 2002

(11)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(14)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(17)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(20)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996

(21)	Incorporated by reference to the former CardioGenesis Corporation’s Form SB-2 (File No. 333-3752-LA), declared effective on May 21, 1996

(22)	Incorporated by reference to Exhibit 4.1 to the former CardioGenesis Corporation’s Registration Statement on Form S-8 (File No. 333-35095), filed on September 8, 1997

(23)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(24)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on April 16, 2002

(25)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(26)	Filed herewith