Form 10-K/A
period 2003-12-31
CARDIOGENESIS CORP /CA
filed 2004-03-17
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes ☐    No ☒

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $23,865,274 as of June 30, 2003, based upon the closing sale price reported for that date of $.74 on the OTC Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.

41,238,183 shares
As of March 16, 2004

PART I

Item 1. Business.

          This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 7 and elsewhere.

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

Risk Factors

          In addition to the other information included in this Form 10-K/A, the following risk factors should be considered carefully in evaluating us and our business.

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

          The following discussion should be read in conjunction with financial statements and notes thereto included in this Annual Report on Form 10-K/A.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Certain information required by Part III, Item 10 is omitted from this Annual Report on Form 10-K/A because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2004 Annual Meeting of Shareholders, and the information included in the proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

     Certain of the information concerning our executive officers required by this Item is contained in the section of Part I of this Annual Report on Form 10-K/A entitled “Item 1. Business — Employees.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1)	Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

(2)	Financial Statement Schedule.

The following financial statement schedule is filed herewith. Schedule II — Valuation and Qualifying Accounts	52

(3)	Exhibits.

The exhibits listed under Item 15(c) are filed or incorporated by reference herein.

(b)	Reports on Form 8-K.

          We filed a report on October 31, 2003 to announce preliminary financial results for the third quarter and nine months ended September 30, 2003.

          We filed a report on November 21, 2003 to announce certain management changes.

          We filed a report on November 25, 2003 to provide a then-current update on the status of the Food and Drug Administration’s review of our PMR product.

(c)	Exhibits.

     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632

Exhibit No.	Description
Towne Center Drive, Suite 320, Foothill Ranch, California

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Share Purchase Agreement dated April 10, 2002 between the CardioGenesis Corporation and the State of Wisconsin Investment Board

4.5 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and each of the investors identified therein

4.6 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and the investors identified therein

4.7 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

10.1 (15)	Form of Indemnification Agreement by and between the Company and each of its officers and directors

10.2 (16)†	Stock Option Plan, as restated June, 2003

10.3 (17)†	Directors’ Stock Option Plan, as restated June, 2003

10.4 (18)†	1996 Employee Stock Purchase Plan, as restated June, 2003

10.5 (19)	Facilities Lease for 26632 Towne Center Dr., Suite 320, Foothill Ranch, California

10.6 (20)†	401(k) Plan

10.7 (21) †	1993 Equity Incentive Plan of the former CardioGenesis Corporation

10.8 (22) †	1996 Equity Incentive Plan of the former CardioGenesis Corporation

10.9 (23)†	Employment Agreement, dated June 1, 2002, between the Company and Darrell F. Eckstein

10.10 (24)†	Employment Agreement, dated as of September 27, 2001, between the Company and Michael J. Quinn

10.11 (25)†	Amendment No. 1 to Employment Agreement, dated July 3, 2002, between the Company and Michael J. Quinn

21.1 (26)	List of Subsidiaries

23.1 (27)	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see page 34)

31.1 (27)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (27)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (27)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Management contract, compensatory plan or arrangement

(1) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2) Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3) Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4) Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5) Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

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

(24) Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on April 16, 2002

(25) Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(26) Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(27) Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION

Date: March 17, 2004	By:	/s/ MICHAEL J. QUINN

Michael J. Quinn
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael J. Quinn and Christine G. Ocampo and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ MICHAEL J. QUINN Michael J. Quinn	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 17, 2004
/s/ CHRISTINE G. OCAMPO Christine G. Ocampo	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)	March 17, 2004
/s/ JOSEPH R. KLETZEL, II Joseph R. Kletzel, II	Director	March 17, 2004
/s/ ROBERT L. MORTENSEN Robert L. Mortensen	Director	March 17, 2004
/s/ MARVIN J. SLEPIAN, M.D. Marvin J. Slepian, M.D.	Director	March 17, 2004
/s/ ROBERT C. STRAUSS Robert C. Strauss	Director	March 17, 2004
/s/ KURT E. WEHBERG, M.D. Kurt E. Wehberg, M.D.	Director	March 17, 2004

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

EXHIBIT INDEX

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996
3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001
3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001
3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004
3.2 (5)	Amended and Restated Bylaws
4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California
4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent
4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent
4.4 (9)	Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent
4.5 (10)	Share Purchase Agreement dated April 10, 2002 between CardioGenesis Corporation and the State of Wisconsin Investment Board
4.5 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and each of the investors identified therein
4.6 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and the investors identified therein
4.7 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share
4.8 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share
10.1 (15)	Form of Indemnification Agreement by and between the Company and each of its officers and directors
10.2 (16)†	Stock Option Plan, as restated June, 2003
10.3 (17)†	Directors’ Stock Option Plan, as restated June, 2003
10.4 (18)†	1996 Employee Stock Purchase Plan, as restated June, 2003
10.5 (19)	Facilities Lease for 26632 Towne Center Dr., Suite 320, Foothill Ranch, California
10.6 (20)†	401(k) Plan
10.7 (21) †	1993 Equity Incentive Plan of the former CardioGenesis Corporation
10.8 (22) †	1996 Equity Incentive Plan of the former CardioGenesis Corporation
10.9 (23)†	Employment Agreement, dated June 1, 2002, between the Company and Darrell F. Eckstein
10.10 (24)†	Employment Agreement, dated as of September 27, 2001, between the Company and Michael J. Quinn
10.11 (25)†	Amendment No. 1 to Employment Agreement, dated July 3, 2002, between the Company and Michael J. Quinn
21.1 (26)	List of Subsidiaries
23.1 (27)	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see page 34)
31.1 (27)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (27)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (27)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 12, 2002

(11)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(14)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(17)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106082) filed June 13, 2003

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(20)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed on April 18, 1996

(21)	Incorporated by reference to the former CardioGenesis Corporation’s Form SB-2 (File No. 333-3752-LA), declared effective on May 21, 1996

(22)	Incorporated by reference to Exhibit 4.1 to the former CardioGenesis Corporation’s Registration Statement on Form S-8 (File No. 333-35095), filed on September 8, 1997

(23)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(24)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on April 16, 2002

(25)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(26)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(27)	Filed herewith