Form 10-Q
period 2004-03-31
CARDIOGENESIS CORP /CA
filed 2004-05-17
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

41,208,672 shares of Common Stock, no par value
As of April 30, 2004

\

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)

CARDIOGENESIS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,051	$1,013
Accounts receivable, net of allowance for doubtful accounts of $25 and $26 at March 31, 2004 and December 31, 2003, respectively	2,501	1,830
Inventories, net of reserves of $373 and $373 at March 31, 2004 and December 31, 2003, respectively	1,294	1,339
Prepaids and other current assets	493	453

Total current assets	7,339	4,635
Property and equipment, net	496	408
Other assets	1,363	1,417

Total assets	$9,198	$6,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$966	$876
Accrued liabilities	775	1,159
Customer deposits	25	25
Deferred revenue	557	573
Notes payable	171	—
Current portion of capital lease obligation	5	1

Total current liabilities	2,499	2,634

Capital lease obligation, less current portion	21	6

Total liabilities	2,520	2,640

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 41,238 and 37,859 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	171,369	168,778
Accumulated deficit	(164,691)	(164,958)

Total shareholders’ equity	6,678	3,820

Total liabilities and shareholders’ equity	$9,198	$6,460

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Net revenues	$4,041	$3,422
Cost of revenues	553	622

Gross profit	3,488	2,800

Operating expenses:
Research and development	291	383
Sales, general and administrative	2,928	2,298

Total operating expenses	3,219	2,681

Operating income	269	119
Interest (expense) income, net	(2)	2

Net income	267	121

Net income per share:
Basic and diluted	$0.01	$0.00

Weighted average shares outstanding:
Basic	40,490	37,121

Diluted	41,204	37,145

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$267	$121
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	60	65
Provisions for excess and obsolescence	6	121
Amortization of license fees	49	49
Amortization of debt issue costs	6	—
Reduction of clinical trial accrual	(117)	—
Changes in operating assets and liabilities:
Accounts receivable	(671)	15
Inventories	39	(24)
Prepaids and other current assets	124	45
Other assets	5	—
Accounts payable	90	147
Accrued liabilities	(267)	(463)
Deferred revenue	(16)	20

Net cash (used in) provided by operating activities	(425)	96

Cash flows from investing activities:
Acquisition of property and equipment	(128)	(2)

Net cash used in investing activities	(128)	(2)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options	159	—
Net proceeds from sale of common stock, net of costs of $267	2,433	—
Payments on capital lease obligations	(1)	(8)

Net cash provided by (used in) financing activities	2,591	(8)

Net increase in cash and cash equivalents	2,038	86
Cash and cash equivalents at beginning of year	1,013	1,490

Cash and cash equivalents at end of period	$3,051	$1,576

Supplemental schedule of cash flow information:
Interest paid	$7	$1

Taxes paid	$3	$3

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

          The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with CardioGenesis’ audited financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s Annual Report on Form 10-K, as amended, as filed with the U.S. Securities and Exchange Commission (“SEC”).

          These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has achieved profitability in the quarter ended March 31, 2004, CardioGenesis has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of March 31, 2004 is sufficient to meet the Company’s capital and operating requirements for the next 12 months.

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

Net Income Per Share:

          Basic earnings per share (“EPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Dilutive EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method.

          Options to purchase 4,240,102 and 4,556,285 shares of common stock were outstanding at March 31, 2004 and 2003, respectively. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of March 31, 2004 and 2003. Warrants to purchase 275,000 shares of common stock at prices ranging from $.35 to $.44 per share were outstanding as of March 31, 2004 and 2003. For the three months ended March 31, 2004, potentially dilutive securities resulted in potential common shares of approximately 714,000 shares. For the three months ended March 31, 2003, 24,000 potential common shares were included in the diluted per share amount.

2. Inventories:

          Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
	(unaudited)
Raw materials	$1,048	$1,042
Work-in-process	224	159
Finished goods	395	511

	1,667	1,712
Less reserves	(373)	(373)

	$1,294	$1,339

3. Stock-Based Compensation:

          The Company has adopted the disclosure only provisions of SFAS 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation, Transition and Disclosure”. CardioGenesis, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Directors’ Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in the quarter ended March 31, 2004 and 2003 consistent with the provisions of SFAS 123, CardioGenesis’ net income and net income per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income as reported	$267	$121
Stock-based employee compensation	$(118)	$(309)
Pro forma net income (loss)	$149	$(188)
Basic and diluted net income per share as reported	$0.01	$0.00
Pro forma basic and diluted net income (loss) per share	$0.00	$(0.01)

          The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the three months ended March 31, 2004 and 2003 were $406,000 and $241,000 and $0.74 and $0.20, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Expected life of option	7 years	7 years
Risk-free interest rate	3.54%	4.04%
Expected dividends	—	—
Expected volatility	127%	75%

4. Shareholder’s Equity:

     On January 22, 2004, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company issued in a private placement 3,139,535 shares of its common stock. In addition, the Company issued to the investors two sets of warrants to acquire common stock. The first set of warrants are immediately exercisable for a period of five years for up to an aggregate of 3,139,535 shares of common stock at an exercise price of $1.37 per share. The second set of warrants are exercisable for up to an aggregate of 1,569,768 shares of common stock at an exercise price of $1.00 per share for a period ending September 30, 2004. There were no underwriters involved in the issuance and sale of these securities. Commissions of $162,000 were paid to a placement agent. We relied on the exemption from registration provided by Section 4(2) of the Securities Act.

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

          On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications, and we are now permitted to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark (“CE Mark”) allowing the commercial sale of our TMR laser systems and our PMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. As a result, hospitals and physicians are now eligible to receive Medicare reimbursement for TMR equipment and procedures performed on Medicare patients.

          We have completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a PMA application in December of 1999 along with subsequent amendments. The PMR study compares PMR to conventional medical therapy in patients with no option other than treatment. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In July 2003, the FDA agreed to an alternative process in which additional data in support of our PMA supplement for PMR could be submitted and reviewed by the FDA in an interactive review process. The data was submitted in August 2003 and the independent panel review by the MDDRP was cancelled. The FDA agreed to reschedule the MDDRP hearing in the future if the dispute cannot be resolved. The FDA has informed us that the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMR system.

          In March 2004, the FDA decided not to overturn their previous non-approvable recommendation. The FDA has agreed to meet with us to clarify the pathway for approval of PMR. After meeting with the FDA, we will be in position to determine the next steps for PMR, which may include a partnership to complete any necessary additional clinical trials with PMR or pursuit of a hearing with the Medical Device Dispute Resolution Panel. We are currently working with the FDA to establish a meeting date in the near term. There can be no assurance, however, that a suitable partner will be identified on favorable terms that we will receive an approvable determination from the Panel and the FDA.

          As of March 31, 2004, we had an accumulated deficit of $164,691,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

          We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $4,041,000 for the quarter ended March 31, 2004 increased $619,000, or 18%, when compared to net revenues of $3,422,000 for the quarter ended March 31, 2003. The increase in net revenues is primarily attributed to an increase in laser and disposable handpiece revenue. Laser revenue increased as a result of a greater number of laser units sold this quarter and handpiece revenue increased as a result of a higher average sales price on handpiece units.

          For the quarter ended March 31, 2004, domestic disposable handpiece revenue increased by $437,000 and domestic laser revenue increased by $152,000 compared to the quarter ended March 31, 2003. In the first quarter of 2004, domestic handpiece revenue consisted of $604,000 in sales of product to customers operating under the loaned laser program, of which $201,000 was attributed to premiums associated with such sales. In the first quarter of 2003, domestic handpiece revenue consisted of $567,000 in sales of product to customers operating under the loaned laser program, of which $138,000 was attributed to premiums associated with such sales. In the first quarter of 2004 and 2003, sales of handpieces to customers not operating under the loaned laser program were $1,912,000 and $1,513,000, respectively. International sales, accounting for approximately 8% of net revenues for the quarter ended March 31, 2004, increased $63,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $234,000 decreased $33,000 for the quarter ended March 31, 2004 when compared to $267,000 for the quarter ended March 31, 2003.

Gross Profit

          Gross profit increased to 86% of net revenues for the quarter ended March 31, 2004 as compared to 82% of net revenues for the quarter ended March 31, 2003. Gross profit in absolute dollars increased by $688,000 to $3,488,000 for the quarter ended March 31, 2004, as compared to $2,800,000 for the quarter ended March 31, 2003. The increase in gross profit, as a percentage of sales and in absolute terms, resulted from improved margins on lasers sold due to improved cost on conversions of loaner lasers which have a low net book value as well as improved margins on disposable handpieces due to higher average sales prices.

Research and Development

          Research and development expenditures of $291,000 decreased $92,000 or 24% for the quarter ended March 31, 2004 when compared to $383,000 for the quarter ended March 31, 2003. The decrease in overall research and development expense was primarily attributed to a decrease in expenses related to our pursuit of PMR approval.

Sales, General and Administrative

          Sales, general and administrative expenditures of $2,928,000 increased $630,000 or 27% for the quarter ended March 31, 2004 when compared to $2,298,000 for the quarter ended March 31, 2003. The increase in expenses resulted primarily from increases in employee headcount and related expenses and marketing expenses of $560,000 and $220,000, respectively, offset by cost cutting in other areas such as outside services and facilities costs.

Liquidity and Capital Resources

          At March 31, 2004, we had cash and cash equivalents of $3,051,000 compared to $1,013,000 at December 31, 2003, an increase of $2,038,000. During the three months ended March 31, 2004, we had net income of $267,000 and used cash of $596,000 in operating activities such as our marketing campaign and trade show activities. Accounts receivable increased by $671,000 from $1,830,000 at December 31, 2003 to $2,501,000 at March 31, 2004, primarily due to increased sales revenue in the first three months of 2004.

          Cash used in investing activities during the three months ended March 31, 2004 was $148,000. Cash provided by financing activities during the same period was $2,781,000 due to the sales of common stock related to the exercise of stock options as well as the sale of equity securities described below.

          On January 22, 2004, we sold 3,139,535 shares of common stock to private investors for a total price of $2,700,000. We also issued warrants to purchase 3,139,535 additional shares of common stock at a price of $1.37 per share. The warrants are immediately exercisable and have a term of five years. The investors also have an option to purchase approximately 1,570,000 shares of common stock at $1.00 per share for a period ending September 30, 2004.

          In March 2003, we entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note credit facility (the “Note”) that matures on March 26, 2006. In conjunction with this transaction, we issued warrants to acquire 275,000 shares of our common stock. The warrants are exercisable for five years from the date of grant at exercise prices ranging from $.35 to $.44 per share. As of December 31, 2003, we had no outstanding borrowings on the Note. We intend to cancel the Note in the second quarter of 2004.

          We have incurred significant losses for the last several years and at March 31, 2004 have an accumulated deficit of $164,291,000. Our ability to maintain current operations is dependent upon sustaining profitable operations or obtaining additional debt or equity financing. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

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

          Currently, our primary goals are to increase revenues, further clinical adoption of the TMR procedure, develop enhancements to our current products and maintain profitability. Our actions have been guided by this initiative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

          We believe our cash balance as of March 31, 2004 will be sufficient to meet our capital and operating requirements through the next 12 months. We will have a continuing need for new infusions of cash if we incur losses in the future. We plan to increase our sales through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales revenues or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and that we will not have sufficient cash to fund our operations.

          The following summarizes our contractual obligations at March 31, 2004, and the effect, if any, such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period (In Thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt	—	—	—	—	—
Capital Lease Obligations	$30	$6	$13	$11	—
Operating Leases	940	364	576	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$961	$370	$589	$11	$—

Critical Accounting Policies

          The preparation of the financial statements requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the financial statements may be material.

          We have identified the following as critical accounting policies: revenue recognition, allowance for doubtful accounts, inventories and income taxes:

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

          The revenue on the handpieces is recognized upon shipment at an amount equal to the list price. The premium over the list price represents revenue related to the use of the laser unit and is recognized ratably, generally over the 24-month useful life of the placed lasers

          Revenues from service contracts, rentals, and per procedure fees are recognized upon performance or over the terms of the contract as appropriate.

     Allowance for Doubtful Accounts:

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

     In March 2004, the FDA decided not to overturn their previous non-approvable recommendation. The FDA has agreed to meet with us to clarify the pathway for approval of PMR. After meeting with the FDA, we will be in position to determine the next steps for PMR which may include a partnership to complete any necessary additional clinical trials with PMR or pursuit of a hearing with the Medical Device Dispute Resolution Panel. We are currently working with the FDA to establish a meeting date in the near term. There can be no assurance, however, that a suitable partner will be identified on favorable terms that we will receive an approvable determination from the FDA.

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

     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended May 6, 2004, the closing prices of our common stock as reported on the OTC Bulletin Board ranged from a high of $1.92 per share to a low of $0.59 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

     The Company is subject to interest rate risks on cash and cash equivalents and any future financing requirements. The long-term debt at March 31, 2004 consists of an outstanding balance on a lease obligation.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for the Company’s existing cash and cash equivalents and long-term debt instruments:

						Total Fair
In Thousands	2004	2005	2006	2007	2008	Value
Assets
Cash, cash equivalents	$3,051	$—	$—	$—	$—	$3,051
Weighted average interest rate	0.2%	—	—	—	—	0.2%
Liabilities
Fixed Rate Debt
Lease obligation	$21	$—	$—	$—	$—	$21
Weighted average interest rate	6.8%	—	—	—	—	6.8%

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

     Currency Rate Risk. The Company does not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s management, with the participation of the Chief Executive and Chief Financial Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with the SEC within the required time periods.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

     In November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with his departure, Mr. Eckstein has made certain breach of contract claims arising out of his employment agreement with us, as well as certain tort claims and is seeking unspecified monetary damages. Pursuant to the terms of Mr. Eckstein’s employment agreement, the matter has been submitted to binding arbitration. We believe Mr. Eckstein’s claims are without merit and we are vigorously defending against these claims. However, if Mr. Eckstein were to prevail on some or all of his claims, we cannot assure you that such claims would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     On January 22, 2004, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company issued in a private placement 3,139,535 shares of its common stock. In addition, the Company issued to the investors two sets of warrants to acquire common stock. The first set of warrants are immediately exercisable for a period of five years for up to an aggregate of 3,139,535 shares of common stock at an exercise price of $1.37 per share. The second set of warrants are exercisable for up to an aggregate of 1,569,768 shares of common stock at an exercise price of $1.00 per share for a period ending September 30, 2004. There were no underwriters involved in the issuance and sale of these securities. Commissions of $162,000 were paid to a placement agent. We relied on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit 3.1(1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996.

Exhibit 3.2(2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

Exhibit 3.3(3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

Exhibit 3.4(4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

Exhibit 3.5(5)	Amended and Restated Bylaws

Exhibit 4.1(6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California

Exhibit 4.2(7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 4.3(8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 4.4(9)	Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 4.5(10)	Share Purchase Agreement dated April 10, 2002 between the CardioGenesis Corporation and the State of Wisconsin Investment Board

Exhibit 4.6(11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and each of the investors identified therein

Exhibit 4.7(12)	Registration Rights Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and the investors identified therein

Exhibit 4.8(13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

Exhibit 4.9(14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2) Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3) Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4) Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5) Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

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

(11) Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12) Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13) Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(14) Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

          b) Reports on Form 8-K

                    1. The Registrant filed Form 8-K on January 26, 2004, announcing the completion of a private placement of common stock and warrants by the Registrant and certain related transactions. .

                    2. The Registrant filed Form 8-K on February 26, 2004, announcing Registrant’s 2003 fourth quarter and year end financial results.

                    3. The Registrant filed Form 8-K on March 25, 2004, announcing that the U.S. Food and Drug Administration was unable to reach a favorable outcome with respect to the Company’s supplemental premarket approval application for Percutaneous Myocardial Revascularization (PMR).

CARDIOGENESIS CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: May 17, 2004	/s/ Michael J. Quinn
Michael J. Quinn
Chief Executive Officer, Chairman of the Board
and Director
(Principal Executive Officer)

Date: May 17, 2004	/s/ Christine Ocampo
Christine Ocampo
Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer,
Secretary and Treasurer)

EXHIBIT INDEX

Exhibit 3.1(1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996.

Exhibit 3.2(2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

Exhibit 3.3(3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

Exhibit 3.4(4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

Exhibit 3.5(5)	Amended and Restated Bylaws

Exhibit 4.1(6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California

Exhibit 4.2(7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 4.3(8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 4.4(9)	Rights Agreement, dated as of August 17, 2001, between CardioGenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 4.5(10)	Share Purchase Agreement dated April 10, 2002 between the CardioGenesis Corporation and the State of Wisconsin Investment Board

Exhibit 4.6(11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and each of the investors identified therein

Exhibit 4.7(12)	Registration Rights Agreement, dated as of January 21, 2004, by and among CardioGenesis Corporation and the investors identified therein

Exhibit 4.8(13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

Exhibit 4.9(14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2) Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3) Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4) Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5) Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

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