Form 10-Q
period 2004-06-30
CARDIOGENESIS CORP /CA
filed 2004-08-16
CIK 863680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[ ] Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

Yes [  ]     No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.

41,359,487 shares of Common Stock, no par value
as of July 30, 2004

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)

CARDIOGENESIS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,087	$1,013
Accounts receivable, net of allowance for doubtful accounts of $35 and $26 at June 30, 2004 and December 31, 2003, respectively	1,692	1,830
Inventories, net of reserves of $362 and $373 at June 30, 2004 and December 31, 2003, respectively	1,337	1,339
Prepaids and other current assets	699	453

Total current assets	6,815	4,635
Property and equipment, net	506	408
Other assets	1,310	1,417

Total assets	$8,631	$6,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$876
Accrued liabilities	592	1,159
Customer deposits	25	25
Deferred revenue	517	573
Notes payable	291	—
Current portion of capital lease obligation	5	1

Total current liabilities	2,221	2,634
Capital lease obligation, less current portion	20	6

Total liabilities	2,241	2,640

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 41,355 and 37,859 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	171,345	168,778
Accumulated deficit	(164,955)	(164,958)

Total shareholders’ equity	6,390	3,820

Total liabilities and shareholders’ equity	$8,631	$6,460

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$3,376	$3,090	$7,417	$6,512
Cost of revenues	518	502	1,071	1,124

Gross profit	2,858	2,588	6,346	5,388

Operating expenses:
Research and development	378	723	669	1,106
Sales, general and administrative	2,724	2,744	5,652	5,042

Total operating expenses	3,102	3,467	6,321	6,148

Operating (loss) income	(244)	(879)	25	(760)
Non operating (expense) income, net	(20)	1	(22)	3

Net (loss) income	(264)	(878)	3	(757)

Per share information:
Net (loss) income available to common shareholders	$(264)	$(878)	$3	$(757)

Net (loss) income per share:
Basic and diluted	$(0.01)	$(0.02)	$0.00	$(0.02)

Shares used in computation of net (loss) income per share:
Basic	41,279	37,136	40,885	37,128

Diluted	41,279	37,136	41,404	37,128

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3	$(757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	110	127
Provision for doubtful accounts	11	—
Provision for inventory reserves	11	172
Amortization of license fees	97	97
Amortization of debt issue costs	31	—
Reduction of clinical trial accrual	(152)	—
Changes in operating assets and liabilities:
Accounts receivable	127	542
Inventories	(9)	(71)
Prepaids, other current and noncurrent assets	82	265
Accounts payable	(85)	19
Accrued liabilities	(415)	(525)
Deferred revenue	(56)	(20)

Net cash used in operating activities	(245)	(151)

Cash flows from investing activities:
Acquisition of property and equipment	(188)	(8)

Net cash used in investing activities	(188)	(8)

Cash flows from financing activities:
Net proceeds from sales of common stock and from issuance of common stock from exercise of options	225	17
Net proceeds from sale of common stock to private investors	2,342	—
Payments on short term borrowings	(58)	(194)
Repayments of capital lease obligations	(2)	(15)

Net cash provided by (used in) financing activities	2,507	(192)

Net increase (decrease) in cash and cash equivalents	2,074	(351)
Cash and cash equivalents at beginning of period	1,013	1,490

Cash and cash equivalents at end of period	$3,087	$1,139

Supplemental schedule of cash flow information:
Interest paid	$2	$2

Taxes paid	$34	$30

Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under a capital lease	$20	$—

Issuance of warrants	$—	$75

Financing of insurance premiums with note payable	$349	$535

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

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. CardioGenesis has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of June 30, 2004 is sufficient to meet the Company’s capital and operating requirements for the next 12 months.

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

Net Income (Loss) Per Share:

     Basic earnings per share (“EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. Dilutive EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method.

     Options to purchase 4,202,790 and 4,899,695 shares of common stock were outstanding at June 30, 2004 and 2003, respectively. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of June 30, 2004 and 2003. Warrants to purchase 275,000 shares of common stock at prices ranging from $.35 to $.44 per share were outstanding as of June 30, 2004 and 2003. Warrants to purchase 3,139,535 shares of common stock at a price of $1.37 per share were outstanding as of June 30, 2004. For the three months ended June 30, 2004 and 2003, both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the six months ended June 30, 2004, potentially dilutive securities resulted in potential common shares of approximately 519,000 shares. For the six months ended June 30, 2003, both the options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

2. Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
	(unaudited)
Raw materials	$1,047	$1,042
Work-in-process	236	159
Finished goods	416	511

	1,699	1,712
Less reserves	(362)	(373)

	$1,337	$1,339

3. Stock-Based Compensation:

     The Company has adopted the disclosure only provisions of SFAS 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation, Transition and Disclosure”. CardioGenesis, however, continues to apply APB 25 and related interpretations in accounting for its plans. Had compensation cost for the Stock Option Plan, the Directors’ Stock Option Plan and the Employee Stock Purchase Plan been determined based on the fair value of the options at the grant date for awards in the three and six months ended June 30, 2004 and 2003 consistent with the provisions of SFAS 123, CardioGenesis’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
	(unaudited)
Net loss as reported	$(264)	$(878)
Stock-based employee compensation	(137)	(247)

Pro forma net loss	$(401)	$(1,125)

Basic and diluted net loss per share as reported	$(0.01)	$(0.02)
Pro forma basic and diluted net loss per share	$(0.01)	$(0.03)

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Net income (loss) as reported	$3	$(757)
Stock-based employee compensation	(251)	(771)

Pro forma net loss	$(248)	$(1,528)

Basic and diluted net loss per share as reported	$0.00	$(0.02)
Pro forma basic and diluted net loss per share	$(0.01)	$(0.04)

     The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the three months ended June 30, 2004 and 2003 were $102,000 and $267,000 and $0.45 and $0.43, respectively. The aggregate fair value and weighted average fair value per share of options granted in the six months ended June 30, 2004 and 2003 were $523,000 and $504,000 and $0.66 and $0.28, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
Expected life of option	7 years	7 years
Risk-free interest rate	4.25%	4.04%
Expected dividends	—	—
Expected volatility	78%	75%

4. Commitments and Contingencies:

     In November 2003, the Company’s employment relationship with Darrell Eckstein, CardioGenesis’ former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with his departure, Mr. Eckstein has made certain breach of contract claims arising out of his employment agreement with the Company, as well as certain tort claims and is seeking unspecified monetary damages. Pursuant to the terms of Mr. Eckstein’s employment agreement, the matter has been submitted to binding arbitration. The Company believes Mr. Eckstein’s claims are without merit and is vigorously defending against these claims. However, if Mr. Eckstein were to prevail on some or all of his claims, the Company cannot give any assurances that such claims would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative. As a result, the Company has not made any such estimate.

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

     On February 11, 1999, we received final approval from the FDA for our TMR products for certain indications, and we are permitted to sell those products in the U.S. on a commercial basis. We have also received the European Conforming Mark (“CE Mark”) allowing the commercial sale of our TMR laser systems and our PMR catheter system to customers in the European Community. Effective July 1, 1999, Health Care Financial Administration began providing Medicare coverage for TMR. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures performed on Medicare patients.

     We completed pivotal clinical trials involving PMR, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December of 1999 along with subsequent amendments. The PMR study compares PMR to conventional medical therapy in patients with no option other than treatment. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to an alternative process in which additional data in support of our PMA supplement for PMR could be submitted and reviewed by the FDA in an interactive review process. The data was submitted in August 2003 and the panel review by the MDDRP was cancelled. The FDA agreed to reschedule the MDDRP hearing in the future if the dispute cannot be resolved. In March 2004, the FDA informed us that the data submitted in August 2003 was not adequate to support approval by the FDA of our PMR system.

     In August 2004, we met with the FDA in an effort to clearly define a workable clinical pathway to move the PMA application for PMR forward in an effort to gain FDA clearance. We came to an agreement with the FDA on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMR. We expect to submit the final protocol for review by the FDA before the end of the quarter. The final design and size of the trial will determine the resources required to support the trial. It may be necessary to obtain additional debt or equity financing to fund the new PMR trial. There can be no assurance, however, that we will obtain additional debt or equity financing with acceptable terms or that we will receive an approvable determination on PMR from the FDA.

     In August 2004, we decided to rename the PMR platform to Percutaneous Myocardial Channeling (“PMC”). The new name more literally depicts the immediate physiologic tissue effect of the percutaneous procedure.

     As of June 30, 2004, we had an accumulated deficit of $164,955,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

     Net revenues of $3,376,000 for the quarter ended June 30, 2004 increased $286,000, or 9%, when compared to net revenues of $3,090,000 for the quarter ended June 30, 2003. The increase is primarily related to an increase in the number of lasers sold in the second quarter of 2004.

     For the quarter ended June 30, 2004, domestic handpiece revenue increased by $47,000 compared to the quarter ended June 30, 2003. In the second quarter of 2004, domestic handpiece revenue consisted of $356,000 in sales to customers operating under the loaned laser program and $2,051,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $82,000 was attributed to premiums associated with handpiece sales. In the second quarter of 2003, domestic handpiece revenue consisted of $591,000 in sales of product to customers operating under the loaned laser program and $1,769,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $87,000 was attributed to premiums associated with the handpiece sales.

     For the quarter ended June 30, 2004, domestic laser revenue increased by $186,000 compared to the same quarter in 2003. International sales, accounting for approximately 2% of net revenues for the quarter ended June 30, 2004, increased $34,000 from the prior year when international sales accounted for 1% of total sales. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $315,000 increased $19,000, or 6%, for the quarter ended June 30, 2004 when compared to $296,000 for the quarter ended June 30, 2003.

     Net revenues of $7,417,000 for the six months ended June 30, 2004 increased $905,000, or 14%, when compared to net revenues of $6,512,000 for the six months ended June 30, 2003. The increase is primarily related to higher average selling prices on handpieces and an increase in the number of lasers sold.

     For the six months ended June 30, 2004, domestic handpiece revenue increased by $484,000 compared to the six months ended June 30, 2003. In the first six months of 2004, domestic handpiece revenue consisted of $960,000 in sales to customers operating under the loaned laser program and $3,963,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $283,000 was attributed to premiums associated with handpiece sales. In the first six months of 2003, domestic handpiece revenue consisted of $1,157,000 in sales of product to customers operating under the loaned laser program and $3,282,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $226,000 was attributed to premiums associated with the handpiece sales.

     For the six months ended June 30, 2004, domestic laser revenue increased by $337,000 compared to the same period in 2003. International sales, accounting for approximately 5% of net revenues for the six months ended June 30, 2004, increased $98,000 from the same period in the prior year when international sales accounted for 5% of total sales. In addition, service revenue of $548,000 decreased $14,000 or 3% for the six months ended June 30, 2004 when compared to $562,000 for the six months ended June 30, 2003.

Gross Profit

     Gross profit increased to 85% of net revenues for the quarter ended June 30, 2004 as compared to 84% of net revenues for the quarter ended June 30, 2003. Gross profit in absolute dollars increased by $270,000 to $2,858,000 for the quarter ended June 30, 2004, as compared to $2,588,000 for the quarter ended June 30, 2003. Gross profit increased to 86% of net revenues for the six months ended June 30, 2004 as compared to 83% of net revenues for the six months ended June 30, 2003. Gross profit in absolute dollars increased by $958,000 to $6,346,000 for the six months ended June 30, 2004, as compared to $5,388,000 for the six months ended June 30, 2003. The increase in gross profits as a percent of net revenues for the quarter and six months ended June 30, 2004 resulted from higher average selling prices of our products, lower inventory costs, and ongoing improvements in manufacturing by our contract manufacturer.

Research and Development

     Research and development expenditures were $378,000 for the quarter ended June 30, 2004, a decrease of $345,000, or 48%, when compared to $723,000 for the quarter ended June 30, 2003. Research and development expenditures were $669,000 for the six months ended June 30, 2004, a decrease of $437,000, or 39%, when compared to $1,106,000 for the six months ended June 30, 2003. The decrease in overall research and development expense for the quarter and six month periods was primarily related to a decrease in spending associated with our pursuit of PMR approval.

Sales, General and Administrative

     Sales, general and administrative expenditures of $2,724,000 decreased $20,000 or 1% for the quarter ended June 30, 2004 when compared to $2,744,000 for the quarter ended June 30, 2003.

     Sales, general and administrative expenditures of $5,652,000 increased $610,000 or 12% for the six months ended June 30, 2004 when compared to $5,042,000 for the six months ended June 30, 2003. The increase in expenses resulted primarily from an increase in marketing costs of $406,000 due to major trade shows and marketing initiatives related to the promotion of the five-year data on CardioGenesis patient outcomes, and a $328,000 increase in sales expenditures due to the first quarter sales force expansion. These costs were offset by a $149,000 decrease in general and administrative expenses primarily related to a decrease in legal expenses and facilities costs.

Net (Loss) Income

     The net loss for the quarter ended June 30, 2004 was $264,000 compared to a net loss of $878,000 for the quarter ended June 30, 2003. The decrease in net loss was primarily related to an increase in net revenues as well as a decrease in operating expenses resulting from our decreased research and development costs and improved margins on sales in the current period.

     The net income for the six months ended June 30, 2004 was $3,000 compared to a net loss of $757,000 for the six months ended June 30, 2003. The change in net loss is primarily related to an increase in net revenues and a decrease in research and development costs.

Liquidity and Capital Resources

     Cash and cash equivalents were $3,087,000 at June 30, 2004 compared to $1,013,000 at December 31, 2003, an increase of $2,074,000. We used $245,000 of cash for operating activities in the six months ended June 30, 2004 to fund our operating loss. Accrued liabilities decreased by $567,000 to $592,000 at June 30, 2004 compared to $1,159,000 at December 31, 2003. This decrease was comprised of $415,000 in payments on obligations and $152,000 of a noncash reduction in the clinical trial accrual.

     Cash used in investing activities in the six months ended June 30, 2004 was $188,000 due to the acquisition of property and equipment. Cash provided by financing activities was $2,507,000 due to sales of common stock from the exercise of stock options as well as the sale of equity securities described below.

     On January 22, 2004, we sold 3,139,535 shares of common stock to private investors for a total price of $2,700,000. We also issued warrants to purchase 3,139,535 additional shares of common stock at a price of $1.37 per share. The warrants are immediately exercisable and have a term of five years.

     On March 27, 2003, we entered into a Purchase and Security Agreement with a private equity fund and entered into a revolving Convertible Note credit facility (the “Note”) that matures on March 26, 2006. In conjunction with this transaction, we issued warrants to acquire 275,000 shares of our common stock. The warrants are exercisable for five years from the date of grant at exercise prices ranging from $.35 to $.44 per share. The Note was canceled in May 2004, however, the warrants are still outstanding as of June 30, 2004.

     We have incurred significant losses for the last several years and at June 30, 2004 we have an accumulated deficit of $164,955,000. Our ability to maintain current operations is dependent upon achieving profitable operations in the future. Our plans include increasing sales through increased direct sales and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

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

     Currently, our primary goals are to increase revenues, further clinical adoption of the TMR procedure, develop enhancements to our current products and achieve consistent profitability. Our actions have been guided by this initiative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

     We believe our cash balance as of June 30, 2004 will be sufficient to meet our capital and operating requirements through the next 12 months. We will have a continuing need for new infusions of cash if we incur losses in the future. We plan to increase our sales through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from revenues or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and that we will not have sufficient cash to fund our operations.

     The following summarizes our contractual obligations at June 30, 2004, and the effect, if any, such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period (In Thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt	—	—	—	—	—
Capital Lease Obligations	$25	$5	$11	$9	—
Operating Leases	849	364	485	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$874	$369	$496	$9	$—

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

     Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. Effective July 1, 1999, the Centers for Medicare and Medicaid Services (“CMS”), formerly the Health Care Financing Administration, commenced Medicare coverage for TMR systems for any manufacturer’s TMR procedures. Hospitals and physicians are eligible to receive Medicare reimbursement covering 100% of the costs for TMR procedures. If CMS were to materially reduce or terminate Medicare coverage of TMR procedures, our business and results of operation would be harmed.

     In July 2004, CMS convened the Medicare Advisory Committee (“MCAC”) to review the clinical evidence regarding laser myocardial revascularization as a treatment option for Medicare patients. The MCAC meeting was a non-binding public hearing to consider the body of scientific evidence concerning the safety and efficacy of laser myocardial revascularization and to provide advice and recommendations to the CMS on clinical issues. The MCAC reviewed more than six years of clinical evidence on laser myocardial revascularization and heard testimony from a group of leading physicians regarding TMR. CMS does not have a pending National Coverage Determination relating to laser myocardial revascularization.

     As PMR has not been approved by the FDA, the CMS has not approved reimbursement for PMR. If we obtain FDA approval for PMR in the future and CMS does not provide reimbursement, our ability to successfully market and sell our PMR products may be affected.

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

     The FDA has not approved our PMR laser system for any application in the United States. In July 2001, the FDA Advisory Panel recommended against approval of PMR for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMR by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to an alternative process in which additional data in support of our PMA supplement for PMR could be submitted and reviewed by the FDA in an interactive review process. The data was submitted in August 2003 and the panel review by the MDDRP was cancelled. The FDA agreed to reschedule the MDDRP hearing in the future if the dispute cannot be resolved.

     In March 2004, the FDA informed us that the data submitted in August 2003 was not adequate to support approval by the FDA of our PMR system. In August 2004, we met with the FDA in an effort to clearly define a workable clinical pathway to move the PMA application for PMR forward in an effort to gain FDA clearance. We came to an agreement with the FDA on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMR. We expect to submit the final protocol for review by the FDA before the end of the quarter. The final design and size of the trial will determine the resources required to support the trial. It may be necessary to obtain additional debt or equity financing to fund the new PMR trial. There can be no assurance, however, that we will obtain additional debt or equity financing with acceptable terms or that we will receive an approvable determination on PMR from the FDA.

     In August 2004, we decided to rename the PMR platform to Percutaneous Myocardial Channeling (“PMC”). The new name more literally depicts the immediate physiologic tissue effect of the percutaneous procedure.

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

     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 30, 2004, the closing prices of our common stock as reported on the OTC Bulletin Board ranged from a high of $1.92 per share to a low of $0.44 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do not use derivatives to alter the interest characteristics of its marketable securities or its debt instruments. We have no holdings of derivative or commodity instruments.

     We are subject to interest rate risks on cash and cash equivalents and any future financing requirements. The long-term debt at June 30, 2004 consists of an outstanding balance on a lease obligation.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for our existing cash and cash equivalents and long-term debt instruments:

In Thousands, unaudited	2004	2005	2006	2007	2008	Total Fair Value
Assets
Cash, cash equivalents	$3,087	$—	$—	$—	$—	$3,087
Weighted average interest rate	1.1%	—	—	—	—	1.1%
Liabilities
Fixed Rate Debt
Lease obligation	$20	$—	$—	$—	$—	$20
Weighted average interest rate	6.8%	—	—	—	—	6.8%

  Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to the impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

     We manage interest rate risk on our outstanding long-term debts through the use of fixed rate debt. Management evaluates our financial position on an ongoing basis.

     Currency Rate Risk. We do not hedge any balance sheet exposures against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive and Chief Financial Officer, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

     There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

     In November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with his departure, Mr. Eckstein has made certain breach of contract claims arising out of his employment agreement with us, as well as certain tort claims and is seeking unspecified monetary damages. Pursuant to the terms of Mr. Eckstein’s employment agreement, the matter has been submitted to binding arbitration. We believe Mr. Eckstein’s claims are without merit and we are vigorously defending against these claims. However, if Mr. Eckstein were to prevail on some or all of his claims, we cannot assure you that such claims would not have a material adverse effect on our financial condition, results of operations or cash flows. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative. As a result, we have not made any such estimate.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At CardioGenesis Corporation’s Annual Meeting of Shareholders held on June 17, 2004, the following proposals were adopted by the margins indicated.

1.	To elect six (6) directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified. Other than the directors listed below there were no other directors whose term of office continued.

	Number of Shares Voted:
	For	Withheld
Michael J. Quinn	37,347,169	1,989,359
Joseph R. Kletzel, II	37,301,119	2,035,409
Robert L. Mortensen	37,294,119	2,042,409
Marvin J. Slepian, M.D.	37,311,694	2,024,834
Robert C. Strauss	37,307,219	2,029,309
Kurt E. Wehberg, M.D.	37,142,891	2,193,637

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of CardioGenesis Corporation for the fiscal year ending December 31, 2004.

Number of Shares Voted:

For	Against	Abstain/ Broker Non-Vote
39,030,523	140,177	165,828

3.	To approve an amendment to the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares.

Number of Shares Voted:

For	Against	Abstain/ Broker Non-Vote
11,254,022	3,473,909	24,608,597

4.	To approve an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 150,000 shares.

Number of Shares Voted:

For	Against	Abstain/ Broker Non-Vote
11,735,536	2,992,823	24,608,169

5.	To approve an amendment to the Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 300,000 shares.

Number of Shares Voted:

For	Against	Abstain/ Broker Non-Vote
11,128,680	3,580,420	24,627,428

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

     The Registrant filed Form 8-K on May 5, 2004, announcing Registrant’s 2004 first quarter.

CARDIOGENESIS CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant

Date: August 16, 2004	/s/ Michael J. Quinn

Michael J. Quinn
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

Date: August 16, 2004	/s/ Christine Ocampo

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