Form 10-K/A
period 2004-12-31
CARDIOGENESIS CORP /CA
filed 2005-05-02
CIK 863680

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 1
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
42,186,988 shares
As of March 11, 2005

EXPLANATORY NOTE
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

EXPLANATORY NOTE
      Certain information required by Part III was to be incorporated by reference to the definitive proxy statement for the Company’s annual meeting of stockholders (the “Proxy Statement”). The Company’s definitive Proxy Statement will not be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2004. Part III, Items 10 through 14, are hereby amended by this amendment to the Company’s Annual Report on Form 10-K. This filing makes no other changes.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
Executive Officers
      See Part I, Item 1 of this Annual Report on Form 10-K for certain information regarding our executive officers.
Board of Directors
      The members of our Board of Directors and certain information about each of them as of March 1, 2005 is set forth below:

Name	Age	Position

Michael J. Quinn	61	Chairman of the Board, President and Chief Executive Officer
Joseph R. Kletzel, II	55	Director, Senior Vice President, General Manager of Pacific Division
Robert L. Mortensen(1)	70	Director
Marvin J. Slepian, M.D.	49	Chief Scientific Officer, Director
Robert C. Strauss(1)	63	Director
Kurt E. Wehberg, M.D.	40	Director

(1)	Member of the Audit Committee
      The number of authorized Directors on our Board of Directors is six. All Directors hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Officers serve at the discretion of our Board of Directors and are appointed annually. There are no family relationships between any of our directors or officers.
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
      Joseph R. Kletzel, II became a member of the Board in September 2001 and has served in the role of Senior Vice President, General Manager of the Pacific Division since July 2004. From 1998 to 2002, Mr. Kletzel served as Chief Operating Officer for Advanced Tissue Sciences in La Jolla, California, where he was responsible for the daily operations, as well as all aspects of product & clinical research and development, the management of strategic alliances, regulatory and information technology functions. Mr. Kletzel’s previous positions include President of the Research Division of Fisher Scientific International in Pittsburgh, Pennsylvania from 1996-1998 and President and COO of Devon Industries in Chatsworth, California from 1992-1996. He received his BS in Biology at Villanova University and is a retired Captain from the U.S. Marine Corps.
      Robert L. Mortensen has served as one of our directors since April 1992. Mr. Mortensen is a member of the Board of Directors of Lightwave Electronics Corporation a solid-state laser company that he founded in 1984 and until 2001 was either President or Chairman of the Board of that company. Mr. Mortensen holds an M.B.A. from Harvard University.
      Marvin J. Slepian, M.D. became a member of our Board of Directors in December 2003. Since 1991, Dr. Slepian has taught medicine at the University of Arizona and currently serves as a Professor of Medicine and Director of Interventional Cardiology at the Saver Heart Center at the University of Arizona. Dr. Slepian is also the founder and chief executive officer of SynCardia Systems, Inc., a privately-held company that is developing a complete artificial heart for patients with end-stage heart disease. He was also one of the founders of Focal, Inc., a publicly-traded company that developed novel polymer-based therapeutics for surgery and angioplasty, including the world’s fist synthetic tissue sealant. Focal Inc. was acquired by Genzyme, Inc. in April 2001. Dr. Slepian received a Bachelor of Arts degree from Princeton University in 1977 and a Medical Doctor degree from the University of Cincinnati College of Medicine in 1981. He did his residency in internal medicine at NYU School of Medicine/ Bellevue Hospital where he was also chief resident. In addition, Dr. Slepian was a Clinical and Research Fellow in the Cardiology Division of the John Hopkins University School of Medicine and participated in a second fellowship in interventional Cardiology at the Cleveland Clinic Foundation.
      Robert C. Strauss has been one of our directors since March 1999. Mr. Strauss formerly served on the Board of Directors of the former Cardiogenesis Corporation from December 1997 to March 1999. Mr. Strauss has served as President, Chief Executive Officer and Chairman of the Board of Noven Pharmaceuticals, Inc. since December 1997. From March 1997 to July 1997, Mr. Strauss served as President and Chief Operating Officer of IVAX Corporation, a pharmaceutical company. In 1983, Mr. Strauss joined Cordis Corporation, a medical device company, as Chief Financial Officer. From February 1987 to February 1997, he served as President and Chief Executive Officer of Cordis Corporation and in 1995, Mr. Strauss was named Chairman of the Board. Mr. Strauss serves on the board of trustees for the University of Miami and holds positions on the board of directors of several public companies. Mr. Strauss received his Bachelor of Science degree in Engineering Physics from the University of Illinois and his Master of Science in Physics from the University of Idaho.
      Kurt E. Wehberg, M.D. became a member of our Board of Directors in December 2003. Since 2001, Dr. Wehberg has served as the Director of the Multidisciplinary Thoracic Oncology Center and the TMR Program at Peninsula Regional Medical Center in Salisbury, Maryland. From 1998 to 2001, Dr. Wehberg participated in a fellowship program for cardiothoracic surgery at the University of Maryland Medical System. He did his residency training in general surgery and cardiothoracic surgery at the University of Maryland Medical System in Baltimore. Dr. Wehberg received a Bachelor of Science degree from Loyola College in 1986 and a Medical Doctor degree from Eastern Virginia Medical School in 1992.
Audit Committee
      The Audit Committee of Cardiogenesis’ Board of Directors is currently composed of two directors: Robert L. Mortensen and Robert C. Strauss. Messrs. Mortensen and Strauss are “independent directors” as that term is defined by the listing standards of the National Association of Securities Dealers, Inc. Mr. Strauss has been determined by the Board of Directors to be a “financial expert” as defined by the Securities and Exchange Commission by virtue of his experience as chief executive officer, president and/or chief financial officer of other operating companies as described in the biographical information provided above.
      The Audit Committee is primarily responsible for approving the services performed by our independent auditors and for reviewing and evaluating our accounting principles and our system of internal accounting controls. Our Board of Directors has adopted a written charter for the Audit Committee.

Compensation Committee Interlocks and Insider Participation
      During 2004, our Compensation Committee consisted of Robert C. Strauss, Marvin J. Slepian, M.D. and Joseph R. Kletzel, II. Mr. Kletzel resigned as a member of our Compensation Committee upon commencement of his employment by the Company in July 2004. Michael J. Quinn, our Chairman, Chief Executive Officer and President, serves on the Board of Directors of SynCardia Systems, Inc., a privately-held company that is developing a complete artificial heart for patients with end-stage heart disease. Dr. Slepian is founder and chief executive officer of SynCardia Systems, Inc. Other than as described above, no member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.
Director Compensation
      For serving on the Board of Directors, directors who are not compensated as our employees or as consultants to us receive fees of $2,500 per board meeting and $500 per committee meeting, provided such committee meeting does not occur on the same day as a board meeting. We also have a Director Stock Option Plan for non-employee directors. In 2004, directors Marvin Slepian, M.D., Robert C. Strauss, Robert L. Mortensen and Kurt Wehberg, M.D. were each granted an option to purchase an aggregate of 7,500 shares of Common Stock upon re-election to our Board of Directors in June 2004. In addition, Messrs. Kletzel and Slepian were each granted an option to purchase an aggregate of 100,000 shares of common stock in June 2004 and August 2004, respectively.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the exchange Cardiogenesis is listed on. Executive officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that, except as indicated below, all of our executive officers, directors and ten percent shareholders complied with all applicable filing requirements during 2004, except as disclosed herein. Ms. Fauls failed to timely file a Form 3 with respect to her appointment to an officer position at Cardiogenesis in her role as Vice President of Regulatory, Quality and Clinical Affairs on March 26, 2004. Ms. Fauls subsequently filed the requisite Form 3 on October 21, 2004. Mr. Arthur failed to timely file a Form 3 with respect to his appointment to an officer position at Cardiogenesis in his role as Vice President, General Manager, Service Division. Mr. Arthur subsequently filed the requisite Form 3 on October 21, 2004. Mr. Quinn failed to timely file a Form 4 with respect to the acquisition of 155,000 shares of stock options on February 26, 2004. Mr. Quinn subsequently filed the requisite Form 4 on October 21, 2004. Mr. Mortensen failed to timely file a Form 4 with respect to the acquisition of 7,500 shares of stock options on June 17, 2004. Mr. Mortensen subsequently filed the requisite Form 4 on October 21, 2004. Dr. Wehberg failed to timely file a Form 4 with respect to the acquisition of 7,500 shares of stock options on June 17, 2004. Dr. Wehberg subsequently filed the requisite Form 4 on October 21, 2004. Mr. Strauss failed to timely file a Form 4 with respect to the acquisition of 7,500 shares of stock options on June 17, 2004. Mr. Strauss subsequently filed the requisite Form 4 on October 21, 2004. Mr. Kletzel failed to timely file a Form 4 with respect to the acquisition of 100,000 shares of stock options on June 30, 2004. Mr. Kletzel subsequently filed the requisite Form 4 on October 21, 2004. Dr. Slepian failed to timely file a Form 4 with respect to the acquisition of 7,500 shares of stock options on June 17, 2004. Dr. Slepian subsequently filed the requisite Form 4 on October 21, 2004.
Code of Ethics
      Cardiogenesis has adopted a Code of Business Conduct and Ethics for the Board of Directors, Officers and Employees of Cardiogenesis, a copy of which is posted on our website at www.cardiogenesis.com.

Item 11.	Executive Compensation.
Employment Contracts of Executive Officers
      Michael J. Quinn entered into an employment agreement with us on September 27, 2001 which was amended on March 16, 2005. Mr. Quinn’s employment agreement provides for an annual salary of $436,650, subject to annual review and increase at the discretion of the Board of Directors. Mr. Quinn may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors, not to exceed 50% of Mr. Quinn’s annual salary, and (ii) options or other rights to acquire our common stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. Mr. Quinn’s employment agreement provides that his employment is for an initial term of three years, which automatically renews for one year terms after the initial term unless terminated in writing thirty days prior to the commencement of a new one year term. Mr. Quinn may be terminated at any time with or without cause subject to certain termination provisions.
Executive Officer Compensation
      The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to us for the fiscal year 2004 by (i) all individuals who served at one point during 2004 as our Chief Executive Officer, (ii) each person serving as an executive officer at the end of the fiscal year 2004 having compensation of at least $100,000, and (iii) one additional individual who served as an executive officer for us during fiscal year 2004 but was not employed as an executive officers at the end of the fiscal year 2004.
Summary Compensation Table

							Long Term
							Compensation
							Awards

							Securities
		Annual Compensation			Other Annual		Underlying
	Fiscal				Compensation		Options/SARs
Name and Principal Position	Year	Salary($)		Bonus($)	($)		(#)

Michael J. Quinn	2004	$410,000		$90,000	—		155,000
Chief Executive Officer, President and	2003	388,400		$80,000	—		439,008
Chairman of the Board	2002	369,930		—	—		75,000

Christine G. Ocampo	2004	175,000		25,000	—		50,000
Vice President and Chief Financial Officer,	2003	136,000	(1)	20,000	—		94,138
Secretary and Treasurer	2002	121,000		11,000	—		17,000

Richard P. Lanigan	2004	250,000		40,000	—		50,000
Senior Vice President of Marketing	2003	223,650		30,000	—		233,134
	2002	222,555		—	—		37,500

Henry R. Rossell	2004	175,000		25,000	$12,000	(2)	50,000
Senior Vice President, GM,	2003	175,000		—	—		150,000
Atlantic Division

Janet M. Fauls	2004	170,100		17,000	—		27,000
Vice President of Regulatory, Quality and	2003	157,500		15,000	—		68,250
Clinical Affairs	2002	150,000		—	—		17,000

Lorrie Orton	2004	152,600		—	6,000	(2)	10,000
Vice President, GM, Pacific Division(3)	2003	330,900		—	9,500	(2)	25,000
	2002	262,800		—	8,750	(2)	60,000

(1)	Upon her appointment as Chief Financial Officer, Secretary and Treasurer, Ms. Ocampo’s annual base salary was increased to $160,000.

(2)	Car allowance.

(3)	Served as an executive officer of the Company from March 26, 2004 to July 16, 2004.
Option Grants in Fiscal Year 2004
      The following table sets forth information regarding grants of stock options to purchase shares of our common stock made to the executive officers in the Summary Compensation Table above during the year ended December 31, 2004.
Option Grants in Last Fiscal Year Individual Grants(1)

		Percentage of			Potential Realizable
	Number of	Total			Value at Annual Rates of
	Securities	Options			Stock Price Appreciation
	Underlying	Granted to	Exercise		for Option Term(2)
	Options	Employees in	Price per	Expiration
Name	Granted	Fiscal Year	Share	Date	5%	10%

Michael J. Quinn	155,000	23%	$1.03	2/26/2014	$100,403	$254,441
Christine G. Ocampo	50,000	7%	$1.03	2/26/2014	$32,388	$82,078
Richard P. Lanigan	50,000	7%	$1.03	2/26/2014	$32,388	$82,078
Henry R. Rossell	50,000	7%	$1.03	2/26/2014	$32,388	$82,078
Janet M. Fauls	27,000	4%	$1.03	2/26/2014	$17,490	$44,322
Lorrie Orton	10,000	1%	$1.03	2/26/2014	$6,478	$16,416

(1)	Each of these options was granted pursuant to our Stock Option Plan. A total of 688,500 shares of Common Stock issuable upon exercise of options were granted to our employees in the year ended December 31, 2004.

(2)	In accordance with the rules of the Securities and Exchange Commission, shown are the hypothetical gains or “option spreads” that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our Common Stock.

(3)	Served as an executive officer of the Company from March 26, 2004 to July 16, 2004.

Options Outstanding in Fiscal Year 2004
      The following table sets forth certain information for the year ended December 31, 2004 concerning exercised, exercisable and unexercisable stock options held by each of the Named Executive Officers.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares		Fiscal Year-End (#):		Fiscal Year-End ($)(1):
	Acquired on	Value
	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael J. Quinn	—	—	1,403,591	165,417	$78,032	$—
Christine G. Ocampo	—	—	96,472	35,445	$—	$—
Richard P. Lanigan	—	—	397,467	79,167	$35,946	$—
Henry R. Rossell	—	—	141,166	58,334	$25,875	$1,125
Janet M. Fauls	—	—	100,500	21,750	$7,088	$—
Lorrie Orton	—	—	—	—	$—	$—

(1)	The value for an “in the money” option represents the difference between the exercise price of such option as determined by Cardiogenesis’ Board of Directors and $0.59, the closing price of Cardiogenesis’ Common Stock on December 30, 2004, multiplied by the total number of shares subject to the option.

(2)	Served as an executive officer of the Company from March 26, 2004 to July 16, 2004.
Amended and New Plan Benefits
      The granting of awards under the Option Plan and the Purchase Plan is discretionary, and Cardiogenesis cannot now determine the number or type of awards to be granted in the future to any particular group or person. The following table sets forth, as to the executive officers named under “Summary Compensation Table” above as well as each of the Current Executive Officers individually, all Current Executive Officers as of April 15, 2005 as a group, all directors as of April 15, 2005 who are not executive officers as a group and all other employees as of April 15, 2005 as a group the following information regarding benefits received or allocated to the persons and groups set forth below for the last completed fiscal year: (a) with respect to the Option Plan: (i) the market value of the shares of Common Stock underlying such options as of April 15, 2005 based on a closing price of $0.50 on the OTC Bulletin Board on that date, minus the exercise price of such shares; and (ii) the number of shares of Cardiogenesis’ Common Stock subject to options granted during the fiscal year ended December 31, 2004 under the Option Plan; and (b) with respect to the Purchase Plan: (i) the market value of the shares of Common Stock issued as of April 15, 2005 based on a closing price of $0.50 on the OTC Bulletin Board on that date, minus the purchase price of such shares; and (ii) the number of shares of Cardiogenesis’ Common Stock issued under the Purchase Plan during the fiscal year ended December 31, 2004.

	Stock Option Plan		1996 Employee		Directors Stock Option Plan
			Stock Purchase Plan
		Number of				Number of
		Shares Subject		Number of		Shares Subject
	Dollar	to Options	Dollar	Shares	Dollar	to Options
Name of Individual or Identity of Group or Position	Value ($)(1)	Granted (#)	Value ($)(1)	Issued (#)	Value ($)(1)	Granted (#)

Michael J. Quinn	$—	155,000	$—	—	$—	—
President, Chief Executive Officer and Chairman of the Board
Gerard A. Arthur	—	20,000	—	—	—	—
Vice President of Worldwide Service
Janet M. Fauls	—	27,000	—	1,087	—	—
Vice President of Regulatory, Quality and Clinical Affairs

	Stock Option Plan		1996 Employee		Directors Stock Option Plan
			Stock Purchase Plan
		Number of				Number of
		Shares Subject		Number of		Shares Subject
	Dollar	to Options	Dollar	Shares	Dollar	to Options
Name of Individual or Identity of Group or Position	Value ($)(1)	Granted (#)	Value ($)(1)	Issued (#)	Value ($)(1)	Granted (#)

Joseph R. Kletzel, Sr.	—	100,000	—	—	—	—
Senior Vice President, General Manager, Western Division, Director
Lee S. Langford	—	—	—	—	—	—
Vice President, General Manager, Central Division
Richard P. Lanigan	—	50,000	—	—	—	—
Senior Vice President of Marketing
John McIyntre	—	7,500	$2,981	38,338	—	—
Vice President of Research and Development
Christine G. Ocampo	—	50,000	—	—	—	—
Vice President and Chief Financial Officer
Henry R. Rossell, Jr.	—	50,000	—	—	—	—
Senior Vice President, General Manager, Atlantic Division
Charles Scarano	—	65,000	—	—	—	—
Vice President, General Manager, International Division
Robert L. Mortensen	—	—	—	—	—	7,500
Director
Marvin J. Slepian, M.D.	—	—	—	—	—	107,500
Director
Robert C. Strauss	—	—	—	—	—	7,500
Director
Kurt E. Wehberg, M.D.	—	—	—	—	—	7,500
Director
All Current Executive Officers as a group	—	524,500	$2,981	39,425	—	—
All Named Executive Officers as a group	—	332,000	—	1,087	—	—
All current directors who are not executive officers as a group	—	—	—	—	—	130,000
All other employees as a group	—	164,000	$8,563	126,049	—	—

(1)	Dollar values for options are based upon the difference between the closing price of a share of Common Stock on the OTC Bulletin Board on April 15, 2005 and the exercise price of the option. Dollar values for shares issued under the Purchase Plan are based upon the closing price of the Common Stock on the OTC Bulletin Board on April 15, 2005. If no value is listed, stock options granted under the Stock Option Plan are of no value because the exercise price of the stock options is above the current trading price of Cardiogenesis’ Common Stock based on a closing price of $0.50 on the OTC Bulletin Board on April 15, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The table below sets forth information known to us regarding the beneficial ownership of our common stock as of April 15, 2005; by each of the following:

•	each person know to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each named executive officer;

•	each of our directors; and

•	all executive officers and directors as a group.
      Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within sixty days of the date of this prospectus are deemed outstanding for purposes of computing the beneficial ownership by the person holding such options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is Cardiogenesis Corporation, 26632 Towne Center Drive, Suite 320, Foothill Ranch, California, 92610.

	Shares of Common Stock
	Beneficially Owned(1)

		Percentage
Name of Beneficial Owner	Number	Ownership

5% Shareholders:
Perkins Capital Management, Inc.(2)	5,389,400	12.8%
730 East Lake Street
Wayzata, MN 55391
Directors:
Joseph R. Kletzel, Sr.(3)(4)	170,556	*
Robert L. Mortensen(5)	199,571	*
Marvin J. Slepian, M.D.(6)	118,125	*
Robert C. Strauss(7)	156,875	*
Kurt E. Wehberg, M.D.(8)	18,125	*
Named Executive Officers:
Michael J. Quinn(9)(10)	1,859,365	4.4%
Christine G. Ocampo(11)	183,833	*
Richard P. Lanigan(12)	532,355	1.3%
Henry R. Rossell(13)	238,195	*
Janet M. Fauls(14)	162,813	*
All directors and officers as a group (14 persons)(15)	3,926,959	8.6%

*	Less than 1%.

(1)	Percentage ownership is based on 42,216,495 shares of Common Stock outstanding as of April 15, 2005.

(2)	The number of shares of Common Stock beneficially owned or of record has been determined solely from information reported on a Schedule 13G as of February 4, 2005.

(3)	Joseph R. Kletzel is a member of the Board of Directors and became an Officer in June 2005 when he assumed the role of Senior Vice President, General Manager, Western Division.

(4)	Includes 170,556 shares of Common Stock subject to stock options held by Mr. Kletzel that are exercisable within 60 days of April 15, 2005.

(5)	Includes 173,375 shares of Common Stock subject to stock options held by Mr. Mortensen that are exercisable within 60 days of April 15, 2005.

(6)	Includes 118,125 shares of Common Stock subject to stock options held by Dr. Slepian that are exercisable within 60 days of April 15, 2005.

(7)	Includes 156,875 shares of Common Stock subject to stock options held by Mr. Strauss that are exercisable within 60 days of April 15, 2005.

(8)	Includes 18,125 shares of Common Stock subject to stock options held by Dr. Wehberg that are exercisable within 60 days of April 15, 2005.

(9)	Michael J. Quinn is both a member of the Board of Directors and a Named Executive Officer in his positions as Cardiogenesis’ Chief Executive Officer, President and Chairman of the Board.

(10)	Includes 1,656,715 shares of Common Stock subject to stock options held by Mr. Quinn that are exercisable within 60 days of April 15, 2005.

(11)	Includes 183,833 shares of Common Stock subject to stock options held by Ms. Ocampo that are exercisable within 60 days of April 15, 2005.

(12)	Includes 496,772 shares of Common Stock subject to stock options held by Mr. Lanigan that are exercisable within 60 days of April 15, 2005.

(13)	Includes 238,195 shares of Common Stock subject to stock options held by Mr. Rossell that are exercisable within 60 days of April 15, 2005.

(14)	Includes 147,791 shares of Common Stock subject to stock options held by Ms. Fauls that are exercisable within 60 days of April 15, 2005.

(15)	Includes options to purchase an aggregate of 3,647,508 shares of Common Stock held by all named executive officers, current officers and directors as a group exercisable within 60 days of April 15, 2005.

Item 13.	Certain Relationships and Related Transactions.
      None.

Item 14.	Principal Accountant Fees and Services.
Audit Fees
      The following is a description of fees paid to Cardiogenesis’ independent auditor, PricewaterhouseCoopers LLP (“PWC”), for each of the last two fiscal years:

	2003	2004

Audit Fees	$95,420	$189,680
Audit-Related Fees	3,480	93,292
Tax Fees	31,825	39,914
All Other Fees	—	1,500

Total PWC Fees	$130,725	$324,386

      Audit fees represent amounts paid for professional services rendered for the audit of Cardiogenesis’ financial statements for such periods and the review of the financial statements included in Cardiogenesis’ Quarterly Reports on Form 10-Q during such periods.

      Audit Related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including services related to registration of securities sold by the Company during the year in question.
      Tax fees were for the aggregate fees billed for professional services rendered by PWC for tax compliance services.
      All other fees consist of an annual subscription to PWC Comperio, an online library of authoritative financial reporting and assurance literature.
Audit Committee Policies and Procedures for Preapproval of Audit and Non-Audit Services
      The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditors. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent auditors.
      The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by PWC, subject to the exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee has considered whether the services provided by PWC are compatible with maintaining the independence of PWC and has concluded that the independence of PWC is maintained and is not compromised by the services provided.

Item 15.	Exhibits.
      The exhibits below are filed herein.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiogenesis Corporation

By:	/s/ MICHAEL J. QUINN

Michael J. Quinn
President, Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)
Date: May 2, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL J. QUINN Michael J. Quinn	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	May 2, 2005
/s/ CHRISTINE G. OCAMPO Christine G. Ocampo	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)	May 2, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002