Form 10-Q
period 2005-03-31
CARDIOGENESIS CORP /CA
filed 2005-05-16
CIK 863680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

42,447,757 shares of Common Stock, no par value
As of May 2, 2005

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)

CARDIOGENESIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,214	$4,740
Accounts receivable, net of allowance for doubtful accounts of $11 and $11 at March 31, 2005 and December 31, 2004, respectively	2,143	3,578
Inventories, net of reserves of $401 and $402 at March 31, 2005 and December 31, 2004, respectively	2,338	1,782
Prepaids and other current assets	579	513

Total current assets	9,274	10,613
Property and equipment, net	636	601
Restricted cash	2,567	2,884
Other assets	1,466	1,585

Total assets	$13,943	$15,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,377	$893
Accrued liabilities	827	1,263
Deferred revenue	604	658
Notes payable	184	—
Current portion of capital lease obligation	5	5
Current portion of Convertible Term Note	1,100	800

Total current liabilities	4,097	3,619
Capital lease obligation, less current portion	16	18
Other long term liability	465	496
Convertible Term Note and related obligations	6,881	6,815

Total liabilities	11,459	10,948

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 42,331 and 41,500 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	171,572	171,012
Accumulated deficit	(169,088)	(166,277)

Total shareholders’ equity	2,484	4,735

Total liabilities and shareholders’ equity	$13,943	$15,683

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Net revenues	$2,991	$4,041
Cost of revenues	605	553

Gross profit	2,386	3,488

Operating expenses:
Research and development	350	291
Sales, general and administrative	3,744	2,928

Total operating expenses	4,094	3,219

Operating (loss) income	(1,708)	269
Interest expense	(185)	(7)
Interest income	42	5
Non-cash interest expense	(636)	—
Other non-cash expense	(324)	—

Net (loss) income	(2,811)	267

Net (loss) income per share:
Basic and diluted	$(0.07)	$0.01

Weighted average shares outstanding:
Basic	41,899	40,490

Diluted	41,899	41,204

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(2,811)	$267
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Derivative and warrant fair value adjustments	460	—
Accretion related to discount on notes payable	201	—
Depreciation and amortization	71	60
Inventory reserves	20	6
Interest expense accrued on note payable	108	—
Amortization of other assets	48	49
Amortization of debt issuance costs	49	6
Gain on debt extinguishment	(307)	—
Reduction of clinical trial accrual	—	(117)
Changes in operating assets and liabilities:	—	—
Accounts receivable	1,435	(671)
Inventories	(576)	39
Prepaids and other current assets	118	124
Other assets	(15)	5
Accounts payable	484	90
Accrued liabilities	(504)	(267)
Current portion of long term liabilities	300	—
Long term liabilities	(337)	—
Deferred revenue	(54)	(16)

Net cash used in operating activities	(1,310)	(425)

Cash flows from investing activities:
Increase in restricted cash	332	—
Acquisition of property and equipment	(106)	(128)

Net cash provided by (used in) investing activities	226	(128)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options	560	159
Net proceeds from sale of common stock	—	2,433
Payments on capital lease obligations	(2)	(1)

Net cash provided by financing activities	558	2,591

Net (decrease) increase in cash and cash equivalents	(526)	2,038
Cash and cash equivalents at beginning of year	4,740	1,013

Cash and cash equivalents at end of period	$4,214	$3,051

Supplemental schedule of cash flow information:
Interest paid	$5	$7

Taxes paid	$1	$3

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOGENESIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Interim Financial Information (unaudited):

     The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods covered and of the financial position of the Company at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Cardiogenesis’ audited financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”).

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of March 31, 2005 is sufficient to meet the Company’s capital and operating requirements for the next 12 months.

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

Net Income (Loss) Per Share:

     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options, warrants using the “treasury stock” method and the convertible note payable using the “if-converted” method.

     Options to purchase 4,903,999 and 4,240,102 shares of common stock were outstanding at March 31, 2005 and 2004, respectively. The range of per share exercise prices for these options was $0.32-$12.6875 for 2005 and 2004. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of March 31, 2005 and 2004. Warrants to purchase 275,000 shares of common stock at prices ranging from $0.35 to $0.44 per share were outstanding as of March 31, 2005 and 2004. For the three months ended March 31, 2004, potentially dilutive securities resulted in potential common shares of approximately 714,000 shares. Warrants to purchase 3,100,000 and 2,640,000 shares of common stock at $1.37 and $0.50, respectively, per share were also outstanding at March 31, 2005. A Secured Convertible Term Note, convertible at $0.50 per share subject to certain downward adjustments due to decreases in the Company’s stock price, was outstanding at March 31, 2005 and December 31, 2004. The balance as of March 31, 2005 and December 31, 2004 was $5,668,000 and $6,000,000, respectively. None of the options, warrants or convertible notes were included in the calculation of diluted EPS for the 3 months ended March 31, 2005 because their inclusion would have been anti-dilutive.

2. Inventories:

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
	(unaudited)
Raw materials	$1,064	$1,085
Work-in-process	159	210
Finished goods	1,516	889

	2,739	2,184
Less reserves	(401)	(402)

	$2,338	$1,782

3. Stock-Based Compensation:

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

     Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the ESPP been determined based on the fair value of the options at the grant date for awards in the quarter ended March 31, 2005 and 2004, consistent with the provisions of SFAS 123, Cardiogenesis’ net (loss) income and net (loss) income per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net (loss) income as reported	$(2,811)	$267
Stock-based employee compensation	$(282)	$(118)
Pro forma net (loss) income	$(3,093)	$149
Basic and diluted net (loss) income per share as reported	$(0.07)	$0.01
Pro forma basic and diluted net (loss) income per share	$(0.07)	$0.00

     The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the three months ended March 31, 2005 and 2004 were $261,000 and $406,000 and $0.32 and $0.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

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

     As of March 31, 2005, we had an accumulated deficit of $169,088,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Net Revenues

     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $2,991,000 for the quarter ended March 31, 2005 decreased $1,050,000, or 26%, when compared to net revenues of $4,041,000 for the quarter ended March 31, 2004. The decrease in net revenues is primarily attributed to a decrease in laser revenue. Laser revenue decreased as a result of a fewer number of laser units sold this quarter. The decrease in laser sales is partially attributed to the realignment of sales territories to provide more efficient geographic coverage. This realignment, coupled with a sales force expansion of 30%, resulted in a decrease in laser sales since some territories had new region managers. Our new expanded sales force provides us with wider, focused coverage that will assist us in reaching our sales objectives for this coming year.

     For the quarter ended March 31, 2005, domestic disposable handpiece revenue increased by $25,000 and domestic laser revenue decreased by $815,000 compared to the quarter ended March 31, 2004. In the first quarter of 2005, domestic handpiece revenue included $426,000 in sales of product to customers operating under the loaned laser program, of which $146,000 was attributed to premiums associated with such sales. In the first quarter of 2004, domestic handpiece revenue included $604,000 in sales of product to customers operating under the loaned laser program, of which $201,000 was attributed to premiums associated with such sales. In the first quarter of 2005 and 2004, sales of handpieces to customers not operating under the loaned laser program were $2,115,000 and $1,912,000, respectively. International sales, accounting for approximately 4% of net revenues for the quarter ended March 31, 2005, decreased $232,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $206,000 decreased $28,000 for the quarter ended March 31, 2005 when compared to $234,000 for the quarter ended March 31, 2004.

Gross Profit

     Gross profit decreased to 80% of net revenues for the quarter ended March 31, 2005 as compared to 86% of net revenues for the quarter ended March 31, 2004. Gross profit in absolute dollars decreased by $1,102,000 to $2,386,000 for the quarter ended March 31, 2005, as compared to $3,488,000 for the quarter ended March 31, 2004. The decrease in gross profit, as a percentage of sales and in absolute terms, resulted from a decrease in sales of our higher margin lasers resulting in lower profit margins.

Research and Development

     Research and development expenditures of $350,000 increased $59,000 or 20% for the quarter ended March 31, 2005 when compared to $291,000 for the quarter ended March 31, 2004. The increase in overall research and development expense was primarily attributed to increased spending on research and development activity for our minimally invasive TMR platform.

Sales, General and Administrative

     Sales, general and administrative expenditures of $3,744,000 increased $816,000 or 28% for the quarter ended March 31, 2005 when compared to $2,928,000 for the quarter ended March 31, 2004. The increase in expenses resulted primarily from increases in employee headcount and related expenses, legal and patent expenses, and marketing expenses of $600,000, $133,000 and $95,000, respectively. In addition, the company incurred increased costs attributed to trade shows and increased marketing expenses due to the introduction of the new minimally invasive platform and Cellerator platelet-rich plasma product line.

Liquidity and Capital Resources

     At March 31, 2005, we had cash and cash equivalents of $4,214,000 compared to $4,740,000 at December 31, 2004, a decrease of $526,000. During the three months ended March 31, 2005, we had a net loss of $2,811,000 and used cash of $1,310,000 in operating activities primarily to fund our operating loss, pay accrued liabilities, and purchase inventory. Accounts receivable decreased by $1,435,000 from $3,578,000 at December 31, 2004 to $2,143,000 at March 31, 2005, primarily due to decreased sales revenue in the first three months of 2005.

     In October 2004, we completed a financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. Net proceeds to us from the financing, after payment of fees and expenses to Laurus and its affiliates, were $5,752,500. Of this amount, $2,877,000 was deposited in a restricted cash account and was not available for use in our operations. Cash provided by investing activities during the three months ended March 31, 2005 was $226,000 due to the Laurus conversion of $332,000 in principal into shares of common stock, which allowed for a corresponding amount to be released from restricted cash as available for use by the Company, and an offsetting decrease of $106,000 associated to the acquisition of property and equipment. As of March 31, 2005, there was $2,567,000 in the restricted cash account, which included $22,000 of interest income. Funds deposited in the restricted cash account will only be released to us, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by us subject to certain stock price levels and trading volume limitations.

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

     The $6,000,000 Note includes embedded derivative financial instruments. In conjunction with the Note, we issued a warrant to purchase 2,640,000 shares of common stock. The accounting treatment of the derivatives and warrant requires that we record the derivatives and warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrant is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives and warrant is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. As of March 31, 2005 and December 31, 2004, the derivatives were valued at $2,723,309 and $2,337,777, respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of March 31, 2005 and December 31, 2004, respectively: dividend yield of 0% and 0%; annual volatility of 70.5% and 70.5%; and risk free interest rate of 3.96% and 3.25% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The warrant was valued at $871,200 and $766,020 at March 31, 2005 and December 31, 2004, respectively, using the Binomial Option Pricing model with the following assumptions: dividend yield of 0% and 0%; annual volatility of 70.5 % and 70.5%; risk-free interest rate of 4.33% and 3.94%; and exercise factor of 2 and 2. Both the derivatives and warrant were classified as long-term liabilities on the balance sheet line Convertible Term Note and related obligations.

     We have incurred significant losses for the last several years and at March 31, 2005 we have an accumulated deficit of $169,088,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.

     We believe our cash balance as of March 31, 2005 will be sufficient to meet our capital, debt and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

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

Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Secured Convertible Term Note, net of restricted cash	$3,000	$1,100	$1,900	$—	$—
Secured Convertible Term Note Interest(1)	524	203	321	—	—
Capital Lease Obligations	21	5	12	4	—
Operating Leases	594	366	228	—	—

Total	$4,139	$1,674	$2,461	$4	$

(1)	Assumes 6.75% effective interest rate.

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

     In October 2004, we obtained $6.0 million of convertible debt financing which we believe will be sufficient to satisfy our capital needs for at least the next 12 months. However, changes in our business, financial performance or the market for our products may require us to seek additional sources of financing, which could include short-term debt, long-term debt or equity. Although in the past we have been successful in obtaining financing, there is a risk that we may be unsuccessful in obtaining financing in the future on terms acceptable to us and that we will not have sufficient cash to fund our continued operations.

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

     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended May 5, 2005, the closing prices of our common stock as reported on the OTC Bulletin Board ranged from a high of $0.79 per share to a low of $0.35 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

     The market for TMR laser systems is competitive. We currently compete with PLC Systems, a publicly traded company which uses a CO(2) laser and an articulated mechanical arm in its TMR products. Edwards Lifesciences, a well known, publicly traded provider of products and technologies to treat cardiovascular disease, has assumed full sales and marketing responsibility in the U.S. for PLC’s TMR Heart Laser 2 System and associated kits pursuant to a co-marketing agreement between the two companies executed in January 2001. Through its significantly greater financial and human resources, including a well-established and extensive sales representative network, we believe Edwards has the potential to market to a greater number of hospitals and doctors that we currently can. If PLC, or any new competitor, is more effective than we are in developing new products and procedures and marketing existing and future products similar to ours, our business will suffer.

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

     In October 2004, we entered into a Secured Convertible Term Note agreement with Laurus Funds. Pursuant to the Note agreement, a warrant to purchase 2.6 million shares of our common stock was issued to Laurus. This warrant, along with multiple embedded derivatives in the agreement, have been recorded at their relative fair value at the inception date of the agreement, October 27, 2004, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.

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

     We historically have used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning July 1, 2005, which is effective for the Company on January 1, 2006. This accounting change will reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We are developing a program to perform the system and process evaluation and testing necessary to comply with these requirements on a sustained basis. Companies do not have significant experience in complying with these requirements on an ongoing and sustained basis. As a result, we expect to continue to incur increased expense and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of CardioGenesis may be adversely affected and could cause a decline in the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do not use derivatives to alter the interest characteristics of our marketable securities. However, we do have multiple embedded derivatives included in the Secured Convertible Term Note (the “Note”) entered into with Laurus Master Fund in October 2004. Pursuant to the Note agreement, a warrant to purchase 2.6 million shares of our common stock was issued to Laurus. This warrant, along with multiple embedded derivatives in the agreement, have been recorded at their relative fair value at the inception date of the agreement, October 27, 2004, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.

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

     The following table presents the future principal cash flows or amounts and related weighted average effective interest rates expected by year for our existing cash and cash equivalents and long-term debt instruments:

	2005	2006	2007	2008	2009	Total Fair Value
	In Thousands
Assets
Cash, cash equivalents	$4,214	$—	$—	$—	$—	$4,214
Weighted average interest rate	3.8%	—	—	—	—	3.8%
Liabilities
Fixed rate debt lease obligation	$5	$6	$6	$6	$—	$23
Weighted average interest rate	6.8%	6.8%	6.8%	6.8%	—	6.8%
Variable rate note payable, net of restricted cash	$800	$1,200	$1,000	$—	$—	$3,000
Weighted average effective interest rate(1)	36%	36%	36%	—	—	36%

(1)	Includes interest expense at 6.75%, accretion of the debt discount, and amortization of debt issuance costs relating to the Secured Convertible Term Note.

Qualitative Disclosures

     Interest Rate Risk. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Given the relatively small number of foreign currency transactions, we do not believe that our potential exposure related to currency rate movements would have a material impact on future net income or cash flows.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, which we refer to as the “Evaluation Date”. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     During the fiscal quarter ended March 31, 2005, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     From January 1 through March 31, 2005, Laurus elected to convert an aggregate of $413,000 of principal and interest under the Note into an aggregate of 825,000 shares of Cardiogenesis common stock at a conversion price of $0.50 per share. Of this amount, $332,000 in principal was converted into shares of common stock and a corresponding amount was released from restricted cash as available for use by the Company in the first quarter of 2005. The issuance of shares upon conversion was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

Exhibit No.	Description
3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California

4.2 (7)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.3 (8)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.6 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.7 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.8 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.9 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

4.10 (15)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.13 (18)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.14 (19)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (20)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (20)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (20)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(20) Filed herewith

CARDIOGENESIS CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant

Date: May 16, 2005	/s/ Michael J. Quinn

Michael J. Quinn Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

Date: May 16, 2005	/s/ Christine Ocampo

Christine Ocampo Vice President, Chief Financial Officer (Principal Accounting and Financial Officer, Secretary and Treasurer)

EXHIBIT INDEX

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California

4.2 (7)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.3 (8)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.6 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.7 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.8 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.9 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

4.10 (15)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.13 (18)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.14 (19)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (20)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (20)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (20)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(20) Filed herewith