Form 10-Q
period 2005-06-30
CARDIOGENESIS CORP /CA
filed 2005-08-15
CIK 863680

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Commission file number 0-28288

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
43,686,029 shares of Common Stock, no par value
As of July 29, 2005

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2005	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,258	$4,740
Accounts receivable, net of allowance for doubtful accounts of $13 and $11 at June 30, 2005 and December 31, 2004, respectively	3,133	3,578
Inventories, net	2,964	1,782
Prepaids and other current assets	559	513

Total current assets	8,914	10,613
Property and equipment, net	602	601
Restricted cash	2,539	2,884
Other assets	1,364	1,585

Total assets	$13,419	$15,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,124	$893
Accrued liabilities	2,112	1,263
Deferred revenue	583	658
Notes payable	198	—
Current portion of capital lease obligation	6	5
Current portion of convertible term note	1,200	800

Total current liabilities	5,223	3,619
Capital lease obligation, less current portion	14	18
Warrant liability	458	496
Convertible term note and related obligations, less current portion	5,582	6,815

Total liabilities	11,277	10,948

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 43,326 and 41,500 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	172,088	171,012
Accumulated deficit	(169,946)	(166,277)

Total shareholders’ equity	2,142	4,735

Total liabilities and shareholders’ equity	$13,419	$15,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$4,885	$3,376	$7,876	$7,417
Cost of revenues	925	518	1,530	1,071

Gross profit	3,960	2,858	6,346	6,346

Operating expenses:
Research and development	687	378	1,037	669
Sales, general and administrative	4,307	2,724	8,051	5,652

Total operating expenses	4,994	3,102	9,088	6,321

Operating (loss) income	(1,034)	(244)	(2,742)	25
Non operating income (expense), net	176	(20)	(927)	(22)

Net (loss) income	(858)	(264)	(3,669)	3

Per share information:
Net (loss) income available to common shareholders	$(858)	$(264)	$(3,669)	$3

Net (loss) income per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.09)	$—

Shares used in computation of net (loss) income per share:
Basic	42,808	41,279	42,356	40,885

Diluted	42,808	41,279	42.356	41,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(3,669)	$3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Derivative and warrant fair value adjustments	(687)	—
Amortization of discount on notes payable	481	—
Depreciation and amortization	146	110
Doubtful accounts	13	11
Inventory reserves	67	11
Interest expense accrued on note payable	105	—
Amortization of other assets	97	97
Amortization of debt issuance costs	115	31
Gain on debt extinguishment	249	—
Reduction of clinical trial accrual	—	(152)
Changes in operating assets and liabilities:
Accounts receivable	432	127
Inventories	(1,249)	(9)
Prepaids and other current assets	249	82
Other assets	9	—
Accounts payable	231	(85)
Accrued liabilities	809	(415)
Deferred revenue	(75)	(56)

Net cash used in operating activities	(2,677)	(245)

Cash flows from investing activities:
Acquisition of property and equipment	(147)	(188)

Net cash used in investing activities	(147)	(188)

Cash flows from financing activities:
Decrease in restricted cash, net of interest income	345	—
Net proceeds from sale of common stock and issuance of common stock from exercise of options	97	225
Net proceeds from sale of common stock to private investors	—	2,342
Payments on notes payable	(97)	(58)
Payments on capital lease obligation	(3)	(2)

Net cash provided by financing activities	342	2,507

Net (decrease) increase in cash and cash equivalents	(2,482)	2,074
Cash and cash equivalents at beginning of year	4,740	1,013

Cash and cash equivalents at end of period	$2,258	$3,087

Supplemental schedule of cash flow information:
Interest paid	$5	$2

Taxes paid	$1	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of June 30, 2005 is sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     Options to purchase 4,868,000 and 4,203,000 shares of common stock were outstanding at June 30, 2005 and 2004, respectively. The range of per share exercise prices for these options was $0.32-$12.6875 for 2005 and 2004. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of June 30, 2005 and 2004. Warrants to purchase 275,000 shares of common stock at prices ranging from $0.35 to $0.44 per share were outstanding as of June 30, 2005 and 2004. For the six months ended June 30, 2004, potentially dilutive securities resulted in potential common shares of approximately 519,000 shares. Warrants to purchase 3,100,000 and 2,640,000 shares of common stock at $1.37 and $0.50, respectively, per share were also outstanding at June 30, 2005. A secured convertible term note, convertible at $0.50 per share subject to certain downward adjustments due to decreases in the Company’s stock price, was outstanding at June 30, 2005 and December 31, 2004. The balance as of June 30, 2005 and December 31, 2004 was $5,412,000 and $6,000,000, respectively. None of the options, warrants or convertible notes were included in the calculation of diluted EPS for the three and six months ended June 30, 2005 because their inclusion would have been anti-dilutive.

2. Inventories:
     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
	(unaudited)
Raw materials	$1,050	$1,085
Work-in-process	313	210
Finished goods	2,000	889

	3,363	2,184
Less reserves	(399)	(402)

	$2,964	$1,782

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
     Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the Employee Stock Purchase Plan (“ESPP”) been determined based on the fair value of the options at the grant date for awards in the three and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS 123, Cardiogenesis’ net (loss) income and net (loss) income per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net loss as reported	$(858)	$(264)
Stock-based employee compensation	$(91)	$(137)
Pro forma net loss	$(949)	$(401)
Basic and diluted net loss per share as reported	$(0.02)	$(0.01)
Pro forma basic and diluted net loss per share	$(0.02)	$(0.01)

	Six Months Ended June 30,
	2005	2004
Net (loss) income as reported	$(3,669)	$3
Stock-based employee compensation	$(378)	$(251)
Pro forma net loss	$(4,047)	$(248)
Basic and diluted net (loss) income per share as reported	$(0.09)	$—
Pro forma basic and diluted net loss per share	$(0.10)	$(0.01)
     The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. The aggregate fair value and weighted average fair value per share of options granted in the three months ended June 30, 2005 and 2004 were $34,000 and $73,000 and $0.36 and $0.32, respectively. The aggregate fair value and weighted average fair value per share of options granted in the six months ended June 30, 2005 and 2004 were $295,000 and $494,000 and $0.32 and $0.62, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
4. Convertible Term Note and Related Obligations
     In connection with our October 2004 financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), we issued a secured convertible term note (the “Note”) in the aggregate principal amount of

$6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. The Note includes embedded derivative financial instruments. Both the warrant and the derivatives are required to be accounted for separately from the related debt securities and recorded on the balance sheet at fair value. Changes in the estimated fair value of the liabilities are charged to the consolidated statements of operations under the caption “Non operating income (expense), net”.
     During the six months ended June 30, 2005, Laurus converted $588,000 of principal and $142,000 of interest related to the Note into 1,589,000 shares of common stock. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price.
     The following table presents a reconciliation between the principal amount of the note and the carrying amount of the Note on the consolidated balance sheets:

	June 30,	December 31,
	2005	2004
	(unaudited)
Principal Note Balance	$6,000	$6,000
Principal conversions	(588)	—

	5,412	6,000
Discount on note payable	(1,085)	(1,489)
Derivative valuation	1,669	2,338
Warrant valuation	786	766

Total convertible term note and related obligations	$6,782	$7,615

5. Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company is evaluating any future effect of this pronouncement.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact this statement will have on its financial position and result of operations.

6. Subsequent Events
     From July 1, 2005 to July 31, 2005, Laurus elected to convert an aggregate of $149,000 of principal and interest under the Note into an aggregate of 360,000 shares of Cardiogenesis common stock at conversion prices ranging from $0.40 to $0.50 per share. Of this amount, $25,000 was released from restricted cash.
     In November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with the termination of his employment and his employment agreement with the Company, Mr. Eckstein brought a breach of contract claim (among other claims) against the Company whereby he sought unspecified monetary damages. On August 9, 2005, the Company entered into a settlement agreement with Mr. Eckstein with respect to all of his claims against the Company. The Company denied any wrongdoing as part of the settlement. The total settlement amount was $600,000 and is included in accrued liabilities as of June 30, 2005. In accordance with the settlement agreement, the Company received a release of all claims.
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
     We have completed pivotal clinical trials involving PMC, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMC for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMC by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data in support of our PMA supplement for PMC under the structure of an interactive review process between us and the FDA review team The independent panel review by the MDDRP was cancelled in lieu of the interactive review, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. In August

2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January and May 2005, we again met with the agency to discuss and refine major trial parameters. We requested and obtained a binding agreement letter from the FDA in June 2005. We continue to work closely with the FDA in finalizing the clinical trial protocol under the Investigational Device Exemption (IDE) review process. Once the IDE approval is achieved and the related costs are clearly understood, we expect to move forward, either on our own or with a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.
     As of June 30, 2005, we had an accumulated deficit of $169,946,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $4,885,000 for the quarter ended June 30, 2005 increased $1,509,000, or 45%, when compared to net revenues of $3,376,000 for the quarter ended June 30, 2004. The increase in revenues in the 2005 second quarter was primarily attributed to a 38% increase in handpiece unit sales and a significant increase in laser sales. Domestic handpiece shipments increased by 17% and international handpiece shipments increased by 13% compared to the prior year quarter.
     For the quarter ended June 30, 2005, domestic disposable handpiece revenue increased by $657,000 and domestic laser revenue increased by $819,000 compared to the quarter ended June 30, 2004. In the second quarter of 2005, domestic handpiece revenue included $641,000 in sales of product to customers operating under the loaned laser program, of which $53,000 was attributed to premiums associated with such sales. In the second quarter of 2004, domestic handpiece revenue included $356,000 in sales of product to customers operating under the loaned laser program, of which $82,000 was attributed to premiums associated with such sales. In the second quarter of 2005 and 2004, sales of handpieces to customers not operating under the loaned laser program were $2,423,000 and $2,051,000, respectively.
     International sales, accounting for approximately 7% of net revenues for the quarter ended June 30, 2005, increased $290,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $357,000 decreased $257,000 for the quarter ended June 30, 2005 when compared to $614,000 for the quarter ended June 30, 2004.
     Net revenues of $7,876,000 for the six months ended June 30, 2005 increased $459,000, or 6%, when compared to net revenues of $7,417,000 for the six months ended June 30, 2004. The increase is primarily related to higher average selling prices on handpieces and an increase in the number of units sold.
     For the six months ended June 30, 2005, domestic handpiece revenue increased by $682,000 compared to the six months ended June 30, 2004. In the first six months of 2005, domestic handpiece revenue consisted of $1,067,000 in sales to customers operating under the loaned laser program and $4,538,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $199,000 was attributed to premiums associated with handpiece sales. In the first six months of 2004, domestic handpiece revenue consisted of $960,000 in sales of product to customers operating under the loaned laser program and $3,963,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $283,000 was attributed to premiums associated with the handpiece sales.
     For the six months ended June 30, 2005, domestic laser revenue decreased by $296,000 compared to the same period in 2004. International sales, accounting for approximately 6% of net revenues for the six months ended June 30, 2005, increased $58,000 from the same period in the prior year when international sales accounted for 5% of total sales. In addition, service and other revenue of $563,000 increased $15,000 or 3% for the six months ended

June 30, 2005 when compared to $548,000 for the six months ended June 30, 2004.
Gross Profit
     Gross margin decreased to 81% of net revenues for the quarter ended June 30, 2005 as compared to 85% of net revenues for the quarter ended June 30, 2004. Gross profit in absolute dollars increased by $1,102,000 to $3,960,000 for the quarter ended June 30, 2005, as compared to $2,858,000 for the quarter ended June 30, 2004. The decrease in gross profit as a percentage of sales resulted from multiple sales of the SolarGen 2100s laser system which has a higher cost per unit than the TMR 2000 laser. The SolarGen was not commercially available in the prior year quarter.
     Gross margin decreased to 81% of net revenues for the six months ended June 30, 2005 as compared to 86% of net revenues for the six months ended June 30, 2004. Gross profit in absolute dollars remained unchanged at $6,346,000 for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The decrease in gross margin is attributed to multiple sales of the SolarGen 2100s laser system which has a higher cost per unit than the TMR 2000 laser. The SolarGen was not commercially available in the prior year period.
Research and Development
     Research and development expenditures of $687,000 increased $309,000 or 82% for the quarter ended June 30, 2005 when compared to $378,000 for the quarter ended June 30, 2004. Research and development expenditures of $1,037,000 increased $368,000 or 55% for the six months ended June 30, 2005 when compared to $669,000 for the six months ended June 30, 2004. The increase in overall research and development expense was primarily related to increased spending on research and development activity for our minimally invasive TMR platform as well as investment in important research initiatives.
Sales, General and Administrative
     Sales, general and administrative expenditures of $4,307,000 increased $1,583,000 or 58% for the quarter ended June 30, 2005 when compared to $2,724,000 for the quarter ended June 30, 2004. The increase in expenses resulted primarily from increases in employee headcount and related expenses, and legal and patent expenses of $1,359,000 and $81,000, respectively. In addition, the company incurred increased costs of $214,000 attributed to an increased presence at trade shows and increased marketing expenses due to the initial clinical introduction of the Company’s new minimally invasive product line.
     Sales, general and administrative expenditures of $8,051,000 increased $2,399,000 or 42% for the six months ended June 30, 2005 when compared to $5,652,000 for the six months ended June 30, 2004. The increase in expenses resulted primarily from increases in employee headcount and related expenses, and legal and patent expenses of $1,959,000, and $212,000, respectively. Additionally, we incurred an increase in marketing costs of $303,000 due to an increased presence at trade shows and costs incurred for the initial clinical introduction of the Company’s new minimally invasive product line.
Liquidity and Capital Resources
     At June 30, 2005, we had cash and cash equivalents of $2,258,000 compared to $4,740,000 at December 31, 2004, a decrease of $2,482,000. During the six months ended June 30, 2005, we had a net loss of $3,669,000 and used cash of $2,677,000 in operating activities primarily to fund our operating loss and purchase inventory. Net accounts receivable decreased by $445,000 from $3,578,000 at December 31, 2004 to $3,133,000 at June 30, 2005, primarily due to increased collections of outstanding receivables in the first six months of 2005.
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

     Cash used in investing activities during the six months ended June 30, 2005 was $147,000 associated with the acquisition of property and equipment. Cash provided by financing activities was $342,000 primarily due to the Laurus conversion of $380,000 in principal into shares of common stock, which allowed for a corresponding amount, net of $35,000 interest income, to be released from restricted cash as available for use by the Company, and an offsetting As of June 30, 2005, there was $2,539,000 in the restricted cash account, which included $35,000 of interest income. Funds deposited in the restricted cash account will only be released to us, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by us subject to certain stock price levels and trading volume limitations.
     The Note matures in October 2007, absent earlier redemption by us or earlier conversion by Laurus. Annual interest on the Note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest may not be less than six and one-half percent (6.5%), subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Interest on the Note is payable monthly in arrears on the first day of each month during the term of the Note, commencing November 2004. In addition, commencing May 2005, we have monthly principal payments due of approximately $100,000 per month. To the extent that funds are released from the restricted cash account prior to repayment in full of the unrestricted portion of the Note proceeds, the monthly payment amount may be increased by an amount equal to the amount released from the restricted cash account divided by the remaining number of monthly principal payments due on or prior to the maturity date. The Note is convertible into shares of our common stock at the option of Laurus and, in certain circumstances, at our option.
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
     As of June 30, 2005 and December 31, 2004, the derivatives were valued at $1,669,000 and $2,338,000, respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of June 30, 2005 and December 31, 2004, respectively: dividend yield of 0% and 0%; annual volatility of 98.62% and 70.5%; and risk free interest rate of 3.66% and 3.25% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The warrant was valued at $786,000 and $766,000 at June 30, 2005 and December 31, 2004, respectively, using the Binomial Option Pricing model with the following assumptions: dividend yield of 0% and 0%; annual volatility of 94.91 % and 70.5%; risk-free interest rate of 3.66% and 3.94%; and exercise period of 2 years and 2 years. Both the derivatives and warrant were classified as long-term liabilities on the balance sheet line Convertible term note and related obligations.
     We have incurred significant losses for the last several years and at June 30, 2005 we have an accumulated deficit of $169,946,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.
     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented in July 2005 to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of June 30, 2005 will be sufficient to meet our capital, debt and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

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
Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Convertible term note	$5,412	$1,200	$4,212	$—	$—
Convertible term note Interest(1)	441	189	252	—	—
Capital Lease Obligations	20	6	11	3	—
Short term note payable	198	198	—	—	—
Operating Leases	503	366	137	—	—

Total	$6,574	$1,959	$4,612	$3	$

(1)	Assumes 6.75% effective interest rate.
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
     The following presents a summary of our critical accounting policies and estimates, defined as those policies and estimates we believe are: (i) the most important to the portrayal of our financial condition and results of operations, and (ii) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Our most significant estimates relate to the determination of the allowance for bad debt, inventory reserves, valuation allowance relating to deferred tax asset, warranty reserve, the assessment of future cash flows in evaluating intangible assets for impairment and assumptions used in fair value determination of stock options, warrants and derivatives.
Revenue Recognition:
     We recognize revenue on product sales when all of the following have occurred: receipt of a purchase order, shipment of the products, price is fixed or determinable and when collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.
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

     Revenues from service contracts, rentals, and per procedure fees are recognized upon performance or over the terms of the contract, as appropriate.
Accounts Receivable:
     Accounts receivable consist of trade receivables recorded upon recognition of revenue for product sales, reduced by reserves for the estimated amount deemed uncollectible. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts quarterly with the corresponding provision included in general and administrative expenses. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
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
     In March 2004, the FDA informed us that the data submitted in August 2003 was not adequate to support approval by the FDA of our PMC system. In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January and May 2005, we again met with the agency to discuss and refine major trial parameters. We requested and obtained a binding agreement letter from the FDA in June 2005. We continue to work closely with the FDA in finalizing the clinical trial protocol under the Investigational Device Exemption (IDE) review process. Once the IDE approval is achieved and the related costs are clearly understood, we expect to move forward, either on our own or with a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.
     In August 2004, we decided to rename the Percutaneous Myocardial Revascularization (“PMR”) platform to Percutaneous Myocardial Channeling (“PMC”). The new name more literally depicts the immediate physiologic tissue effect of the percutaneous procedure.
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
     The Pearl 5.0 and 8.0 minimally invasive handpieces have been included in applications to the FDA and to international health authorities. We have obtained approval from the Canadian health authority and we are currently working with the respective agencies in Europe and the US toward approvals. Domestically, we are only able to derive revenue from the sales of the Pearl 5.0 and 8.0 handpieces that are used in the studies to obtain approval. We will not be able to derive other revenue from the sale of our new minimally invasive and robotically assisted handpieces in the United States until such time, if any, that the FDA approves these devices. Such inability to realize revenue from sales of these devices in the United States may have an adverse effect on our results of operations.
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
Our common stock is listed on the Over the Counter (“OTC”) Bulletin Board which may have an unfavorable impact on our stock price and liquidity.
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
     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended July 31, 2005, the closing prices of our common stock as reported on the OTC Bulletin Board ranged from a high of $0.79 per share to a low of $0.35 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
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
     We historically have used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives for annual periods that begin after June 15, 2005. This accounting change will reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do not use derivatives to alter the interest characteristics of our marketable securities. However, we do have multiple embedded derivatives included in the Note entered into with Laurus Master Fund in October 2004. Pursuant to the Note agreement, a warrant to purchase 2.6 million shares of our common stock was issued to Laurus. This warrant, along with multiple embedded derivatives in the agreement, have been recorded at their relative fair value at the inception date of the agreement, October 27, 2004, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.
     The fair value of the warrant and derivatives is tied in a large part to our stock price. If our stock price increases between reporting periods, the warrant and derivatives become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.
     We are subject to interest rate risks on cash and cash equivalents and any future financing requirements. Our primary interest rate risk exposures relate to the impact of interest rate movements on our ability to obtain adequate financing to fund future operations. We are also exposed to interest rate risk on our note payable obligation resulting from the Note. This Note bears an interest rate of prime plus 2%, and as such, is exposed to variability. In the future, the interest rate could be increased to levels that would have a material affect on our financial statements.
     The following table presents the future principal cash flows or amounts and related weighted average effective interest rates expected by year for our existing cash and cash equivalents and long-term debt instruments:

	2005	2006	2007	2008	2009	Total Fair Value
	In Thousands
Assets
Cash, cash equivalents	$2,258	$—	$—	$—	$—	$2,258
Weighted average interest rate	4.9%	—	—	—	—	4.9%
Liabilities
Fixed rate debt lease obligation	$6	$6	$5	$3	$—	$20
Weighted average interest rate	6.8%	6.8%	6.8%	6.8%	—	6.8%
Variable rate note payable, net of restricted cash	$1,200	$1,200	$300	$—	$—	$2,700
Weighted average effective interest rate(1)	20%	20%	20%	—	—	20%

(1)	Includes interest expense at 6.75%, accretion of the debt discount, and amortization of debt issuance costs related to the secured convertible term note.

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
     During the fiscal quarter ended June 30, 2005, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II Other Information
Item 1. Legal Proceedings
     In November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with the termination of his employment and his employment agreement with the Company, Mr. Eckstein brought a breach of contract claim (among other claims) against the Company whereby he sought unspecified monetary damages. On August 9, 2005, the Company entered into a settlement agreement with Mr. Eckstein with respect to all of his claims against the Company. The Company denied any wrongdoing as part of the settlement. The total settlement amount was $600,000, of which $400,000 is due on or before August 16, 2005 and the balance of $200,000 is due in January 2006. In accordance with the settlement agreement, the Company received a release of all claims.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From April 1 through June 30, 2005, Laurus elected to convert an aggregate of $317,000 of principal and interest under the Note into an aggregate of 763,000 shares of Cardiogenesis common stock at conversion prices ranging from $0.36 to $0.50 per share. Of this amount, $48,000 in principal was converted into shares of common stock and a corresponding amount was released from restricted cash as available for use by the Company in the first six months of 2005. The issuance of shares upon conversion was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

Exhibit No.	Description
3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California

4.2 (7)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.3 (8)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.6 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.7 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.8 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.9 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

4.10 (15)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.13 (18)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.14 (19)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (20)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (20)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (20)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(10)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(11)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(14)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(15)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(19)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(20)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: August 15, 2005	/s/ Michael J. Quinn

Michael J. Quinn
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

Date: August 15, 2005	/s/ Christine Ocampo

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