Form 10-Q
period 2005-09-30
CARDIOGENESIS CORP /CA
filed 2005-11-14
CIK 863680

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Commission file number 0-28288

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act Rule 12b-2.)
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.
44,613,974 shares of Common Stock, no par value
As of October 31, 2005

CARDIOGENESIS CORPORATION

Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,755	$4,740
Accounts receivable, net of allowance for doubtful accounts of $12 and $11 at September 30, 2005 and December 31, 2004, respectively	3,115	3,578
Inventories, net	3,410	1,782
Prepaids and other current assets	430	513

Total current assets	8,710	10,613
Property and equipment, net	534	601
Restricted cash	2,474	2,884
Other assets	1,266	1,585

Total assets	$12,984	$15,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,228	$893
Accrued liabilities	1,319	1,263
Deferred revenue	569	658
Notes payable	125	—
Current portion of capital lease obligation	5	5
Current portion of convertible term note	1,200	800

Total current liabilities	4,446	3,619
Capital lease obligation, less current portion	13	18
Warrant liability	493	496
Convertible term note and related obligations, less current portion	4,516	6,815

Total liabilities	9,468	10,948

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 44,316 and 41,500 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	172,655	171,012
Accumulated deficit	(169,139)	(166,277)

Total shareholders’ equity	3,516	4,735

Total liabilities and shareholders’ equity	$12,984	$15,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$4,392	$2,837	$12,268	$10,254
Cost of revenues	809	499	2,339	1,570

Gross profit	3,583	2,338	9,929	8,684

Operating expenses:
Research and development	350	520	1,387	1,189
Sales, general and administrative	2,771	2,746	10,822	8,398

Total operating expenses	3,121	3,266	12,209	9,587

Operating income (loss)	462	(928)	(2,280)	(903)
Non operating income (expense), net	345	4	(582)	(18)

Net income (loss)	807	(924)	(2,862)	(921)

Per share information:
Net income (loss) available to common shareholders	$807	$(924)	$(2,862)	$(921)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.07)	$(0.02)

Diluted	$0.01	$(0.02)	$(0.07)	$(0.02)

Shares used in computation of net income (loss) per share:
Basic	43,989	41,388	42,907	41,054

Diluted	54,537	41,388	42,907	41,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,862)	$(921)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	(1,510)	—
Amortization of discount on notes payable	660	—
Depreciation and amortization	223	165
Allowance for doubtful accounts	13	11
Inventory reserves	137	19
Interest expense accrued on note payable	267	—
Amortization of other assets	146	146
Amortization of debt issuance costs	159	31
Loss on debt extinguishment	364	—
Reduction of clinical trial accrual	—	(152)
Changes in operating assets and liabilities:
Accounts receivable	450	241
Inventories	(1,765)	(386)
Prepaids and other current assets	378	288
Other assets	14	—
Accounts payable	335	352
Accrued liabilities	(82)	(37)
Deferred revenue	(89)	54

Net cash used in operating activities	(3,162)	(189)

Cash flows from investing activities:
Acquisition of property and equipment	(156)	(235)

Net cash used in investing activities	(156)	(235)

Cash flows from financing activities:
Decrease in restricted cash, net of interest income	410	—
Net proceeds from sale of common stock and issuance of common stock from exercise of options	98	2,551
Payments on notes payable	(170)	(217)
Payments on capital lease obligation	(5)	(3)

Net cash provided by financing activities	333	2,331

Net (decrease) increase in cash and cash equivalents	(2,985)	1,907
Cash and cash equivalents at beginning of year	4,740	1,013

Cash and cash equivalents at end of period	$1,755	$2,920

Supplemental schedule of cash flow information:
Interest paid	$6	$6

Taxes paid	$1	$42

Supplemental schedule of noncash investing and financing activities:
Financing of insurance premiums	$295	$350

Conversions of common stock resulting in release of restricted cash	$455	$—

Conversion of principal and interest to common stock	$726	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies:
Interim Financial Information (unaudited):
     The interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and of the financial position of Cardiogenesis (or the “Company”) at the interim balance sheet date. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Cardiogenesis’ audited financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”).
     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of September 30, 2005 is sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
Net Income (Loss) Per Share:
     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method and the convertible term note using the “if-converted” method.

     As the Company incurred net losses for the three month period ended September 30, 2004 and for the nine month periods ended September 30, 2005 and 2004, the effect of the exercise of options and warrants and the conversion of the term note would be anti-dilutive. The following is a table reconciling Basic EPS and Diluted EPS and the related weighted average number of shares outstanding for the three months ended September 30, 2005 (amounts in 000’s, except per share amounts):

	Three months ended September 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$807	43,989	$0.02

Add: effect of dilutive securities:
Options and warrants	—	499
Assumed conversion of debt	—	10,049

Diluted EPS:
Income available to common stockholders	807	—
(Less) Add:
Gain on change in estimated fair value of derivative instruments	(823)	—
Amortization of debt discount	179	—
Interest expense	226	—
Amortization of debt issue	44	—
Loss on extinguishment of debt	115	—

	$548	54,537	$0.01

2. Inventories:
     Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market and consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Raw materials	$1,013	$1,085
Work-in-process	335	210
Finished goods	2,461	889

	3,809	2,184
Less reserves	(399)	(402)

	$3,410	$1,782

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
     Had compensation cost for the Stock Option Plan, the Director’s Stock Option Plan and the Employee Stock Purchase Plan (“ESPP”) been determined based on the fair value of the options at the grant date for awards in the three and nine months ended September 30, 2005 and 2004, consistent with the provisions of SFAS 123,

Cardiogenesis’ net income (loss) and net income (loss) per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,
	2005	2004
Net income (loss) as reported	$807	$(924)
Stock-based employee compensation	$(67)	$(147)

Pro forma net income (loss)	$740	$(1,071)

Basic net income (loss) per share as reported	$0.02	$(0.02)
Diluted net income (loss) per share as reported	$0.01	$(0.02)
Pro forma basic net income (loss) per share	$0.02	$(0.03)
Pro forma diluted net income (loss) per share	$0.01	$(0.03)

	Nine Months Ended September 30,
	2005	2004
Net loss as reported	$(2,862)	$(921)
Stock-based employee compensation	$(470)	$(397)

Pro forma net loss	$(3,332)	$(1,318)

Basic and diluted net loss per share as reported	$(0.07)	$(0.02)
Pro forma basic and diluted net loss per share	$(0.08)	$(0.03)
     The above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years. There were no options granted in the three months ended September 30, 2005 and the aggregate fair value and weighted average fair value per share of options granted in the three months ended September 30, 2004 were $50,000 and $0.47, respectively. The aggregate fair value and weighted average fair value per share of options granted in the nine months ended September 30, 2005 and 2004 were $295,000 and $574,000 and $0.32 and $0.64, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
4. Legal Proceeding
     In November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with the termination of his employment and his employment agreement with the Company, Mr. Eckstein brought a breach of contract claim (among other claims) against the Company whereby he sought unspecified monetary damages. On August 9, 2005, the Company entered into a settlement agreement with Mr. Eckstein with respect to all of his claims against the Company. The Company denied any wrongdoing as part of the settlement. The total settlement amount was $600,000, which was included in the caption “non operating income (expense), net” in the three and nine months ended September 30, 2005. In accordance with the settlement agreement, the Company paid $400,000 in August 2005 and the balance of $200,000 is due in January 2006 and is included in accrued liabilities in the accompanying condensed consolidated financial statements. Pursuant to the terms of the settlement agreement, the Company received a release of all claims.
5. Convertible Term Note and Related Obligations
     In connection with our October 2004 financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), we issued a secured convertible term note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. The Note includes embedded derivative financial instruments. Both the warrant and the derivatives are required to be accounted for separately from the related debt securities and recorded as liabilities on the consolidated balance sheet at fair value. Changes in the estimated fair value of the liabilities are charged to the consolidated statements of operations under the caption “Non operating income (expense), net” and resulted in a decrease of $1,510,000 for the nine months ended September 30, 2005.
     The initial relative fair value assigned to the embedded derivative was $1,075,000 and the initial relative fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and are being amortized to interest expense over the expected term of the debt, using the effective interest method. The Company amortized $660,000 of the discount to interest expense during the nine month period ended September 30, 2005 and the unamortized discount on the Note was $905,000 at September 30, 2005,
     Debt issuance costs of $417,000 were incurred in conjunction with the transaction. During the nine months ended September 30, 2005, the Company amortized $159,000 of debt issuance costs to interest expense and the unamortized balance was $223,000 at September 30, 2005.
     During the nine months ended September 30, 2005, Laurus converted $976,000 of principal and $206,000 of interest related to the Note into 2,578,000 shares of common stock. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price. A loss on extinguishment of $364,000 was recorded during the nine months ended September 30, 2005 related to such conversions.
     The following table presents a reconciliation between the principal amount of the Note and the carrying amount of the Note on the consolidated balance sheets:

	September 30,	December 31,
	2005	2004
	(unaudited)
Principal Note balance	$6,000	$6,000
Principal conversions	(976)	—

	5,024	6,000
Unamortized discount on Note	(905)	(1,489)
Derivative valuation	925	2,338
Warrant valuation	672	766

Total convertible term note and related obligations	$5,716	$7,615

Restricted Cash
Funds deposited in the restricted cash account will only be released to us, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by us subject to certain stock price levels and trading volume limitations.
6. Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”) to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in fiscal 2006. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company’s overall results of operations or financial position.
7. Subsequent Events
     From October 1, 2005 to October 31, 2005, Laurus converted an aggregate of $123,000 of principal and interest under the Note into an aggregate of 288,000 shares of Cardiogenesis common stock at the conversion price of $0.43 per share. In addition, 10,000 options of Cardiogenesis common stock were exercised from October 1, 2005 to October 31, 2005.

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
     We have completed pivotal clinical trials involving PMC, and study results were submitted to the FDA in a Pre- Market Approval (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMC for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMC by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data in support of our PMA supplement for PMC under the structure of an interactive review process between us and the FDA review team. The independent panel review by the MDDRP was cancelled in lieu of the interactive review, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January and May 2005, we again met with the agency to discuss and refine major trial parameters. We requested and obtained a binding agreement letter from the FDA in June 2005. We continue to work closely with the FDA in finalizing the clinical trial protocol under the Investigational Device Exemption (IDE) review process. Once the IDE approval is achieved and the related costs are clearly understood, we expect to move forward, either on our own or with a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.
     As of September 30, 2005, we had an accumulated deficit of $169,139,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $4,392,000 for the quarter ended September 30, 2005 increased $1,555,000, or 55%, when compared to net revenues of $2,837,000 for the quarter ended September 30, 2004. The increase in revenues in the 2005 third quarter was primarily attributed to a 14% increase in handpiece unit sales and a 496% increase in laser sales. Shipments of domestic handpiece units increased by 12% and shipments of international handpiece units increased by 91% compared to the prior year quarter.
     For the quarter ended September 30, 2005, domestic disposable handpiece revenue increased by $476,000 and domestic laser revenue increased by $979,000 compared to the quarter ended September 30, 2004. In the third quarter of 2005, domestic handpiece revenue included $484,000 in sales of product to customers operating under the loaned laser program, of which $121,000 was attributed to premiums associated with such sales. In the third quarter of 2004, domestic handpiece revenue included $527,000 in sales of product to customers operating under the loaned laser program, of which $187,000 was attributed to premiums associated with such sales. In the third quarter of 2005 and 2004, sales of handpieces to customers not operating under the loaned laser program were $2,423,000 and $1,903,000, respectively.
     International sales, accounting for approximately 2% of net revenues for the quarter ended September 30, 2005, increased $51,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of increased $49,000 to $225,000 for the quarter ended September 30, 2005 when compared to $176,000 for the quarter ended September 30, 2004.
     Net revenues of $12,268,000 for the nine months ended September 30, 2005 increased $2,014,000, or 20%, when compared to net revenues of $10,254,000 for the nine months ended September 30, 2004. The increase is primarily related to a 21% increase in the number of units sold and a 100% increase in the number of lasers sold.
     For the nine months ended September 30, 2005, domestic handpiece revenue increased by $1,158,000 compared to the nine months ended September 30, 2004. In the first nine months of 2005, domestic handpiece revenue consisted of $1,550,000 in sales to customers operating under the loaned laser program and $6,961,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $320,000 was attributed to premiums associated with handpiece sales. In the first nine months of 2004, domestic handpiece revenue consisted of $1,487,000 in sales of product to customers operating under the loaned laser program and $5,866,000 of sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaned laser program, $471,000 was attributed to premiums associated with the handpiece sales.
     For the nine months ended September 30, 2005, domestic laser revenue increased by $682,000 compared to the same period in 2004. International sales, accounting for approximately 4% of net revenues for the nine months ended September 30, 2005, increased $109,000 from the same period in the prior year when international sales accounted for 4% of total sales. In addition, service and other revenue of $789,000 increased $64,000 or 9% for the nine months ended September 30, 2005 when compared to $725,000 for the nine months ended September 30, 2004.
Gross Profit
     Gross margin was 82% of net revenues for each of the quarters ended September 30, 2005 and September 30, 2004. Gross profit increased by $1,245,000 to $3,583,000 for the quarter ended September 30, 2005, as compared to $2,338,000 for the quarter ended September 30, 2004.

     Gross margin decreased to 81% of net revenues for the nine months ended September 30, 2005 as compared to 85% of net revenues for the nine months ended September 30, 2004. Gross profit increased by $1,245,000 to $9,929,000 for the nine months ended September 30, 2005, as compared to $8,684,000 for the nine months ended September 30, 2004. The decrease in gross margin is attributed to multiple sales of the SolarGen 2100s laser system in the 2005 period which has a higher cost per unit than the TMR 2000 laser. The SolarGen was not commercially available in the prior year period.
Research and Development
     Research and development expenditures of $350,000 decreased $170,000 or 33% for the quarter ended September 30, 2005 when compared to $520,000 for the quarter ended September 30, 2004 due to cost containment efforts implemented in the third quarter of 2005. Research and development expenditures of $1,387,000 increased $198,000 or 17% for the nine months ended September 30, 2005 when compared to $1,189,000 for the nine months ended September 30, 2004. The increase in overall research and development expense was primarily related to increased spending on research and development activity for our minimally invasive TMR platform as well as investment in important research initiatives during the six months ended June 30, 2005.
Sales, General and Administrative
     Sales, general and administrative expenditures of $2,771,000 remained relatively flat with an increase of $25,000 or 1% for the quarter ended September 30, 2005 when compared to $2,746,000 for the quarter ended September 30, 2004. The Company’s cost containment efforts implemented in the third quarter of 2005 allowed the Company to maintain a comparable level of sales, general and administrative expenses in absolute dollars in spite of the 55% increase in revenues as compared to the prior year quarter.
     Sales, general and administrative expenditures of $10,822,000 increased $2,424,000 or 29% for the nine months ended September 30, 2005 when compared to $8,398,000 for the nine months ended September 30, 2004. The increase was primarily due to the sales and marketing expansion which occurred earlier in 2005, as well as higher marketing expenses due to the initial clinical introduction of the Company’s new minimally invasive product line.
Liquidity and Capital Resources
     At September 30, 2005, we had cash and cash equivalents of $1,755,000 compared to $4,740,000 at December 31, 2004, a decrease of $2,985,000. During the nine months ended September 30, 2005, we had a net loss of $2,862,000 and used cash of $3,162,000 in operating activities primarily to fund our operating loss and purchase inventories. Net accounts receivable decreased by $463,000 from $3,578,000 at December 31, 2004 to $3,115,000 at September 30, 2005, primarily due to increased collections of outstanding receivables in the first nine months of 2005.
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
     Cash used in investing activities during the nine months ended September 30, 2005 was $156,000 associated with the acquisition of property and equipment. Cash provided by financing activities was $333,000 primarily due to the Laurus conversion of $520,000 in Note principal into shares of common stock, which allowed for $455,000 to be released from restricted cash as available for use by the Company. As of September 30, 2005, there was $2,474,000 in the restricted cash account, which included $45,000 of interest income earned during the nine months ended September 30, 2005. Funds deposited in the restricted cash account will only be released to us, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by us subject to certain stock price levels and trading volume limitations.

     The Note matures in October 2007, absent earlier redemption by us or earlier conversion by Laurus. Annual interest on the Note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest may not be less than six and one-half percent (6.5%), subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Interest on the Note is payable monthly in arrears on the first day of each month during the term of the Note, commencing November 2004. In addition, commencing May 2005, monthly principal payments are due of approximately $100,000 per month. To the extent that funds are released from the restricted cash account prior to repayment in full of the unrestricted portion of the Note proceeds, the monthly payment amount may be increased by an amount equal to the amount released from the restricted cash account divided by the remaining number of monthly principal payments due on or prior to the maturity date. The Note is convertible into shares of our common stock at the option of Laurus and, in certain circumstances, at our option.
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
     As of September 30, 2005 and December 31, 2004, the derivatives were valued at $925,000 and $2,338,000, respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of September 30, 2005 and December 31, 2004, respectively: dividend yield of 0% and 0%; annual volatility of 96.10% and 70.5%; and risk free interest rate of 4.18% and 3.25% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The warrant was valued at $672,000 and $766,000 at September 30, 2005 and December 31, 2004, respectively, using the Binomial Option Pricing model with the following assumptions: dividend yield of 0% and 0%; annual volatility of 96.10 % and 70.5%; risk-free interest rate of 4.21% and 3.94%; and exercise factor of 2 times and 2 times. Both the derivatives and warrant were classified as long-term liabilities on the consolidated balance sheet line Convertible term note and related obligations.
     We have incurred significant losses for the last several years and at September 30, 2005 we have an accumulated deficit of $169,139,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.
     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures were implemented in July 2005 to help conserve our cash. Our focus is on core and critical activities, thus operating expenses that are non-essential to our core operations have been eliminated.
     We believe our cash balance as of September 30, 2005 will be sufficient to meet our capital, debt and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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

Contractual Obligations

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Convertible term note	$5,025	$1,200	$3,825	$—	$—
Convertible term note interest (1)	429	206	223	—	—
Capital Lease Obligations	18	5	12	1	—
Short term note payable	125	125	—	—	—
Operating Leases	413	366	47	—	—

Total	$6,010	$1,902	$4,107	$1	$

(1)	Assumes 8.25% effective interest rate.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     The following presents a summary of our critical accounting policies and estimates, defined as those policies and estimates we believe are: (i) the most important to the portrayal of our financial condition and results of operations, and (ii) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Our most significant estimates relate to the determination of the allowance for bad debt, inventory reserves, valuation allowance relating to deferred tax asset, warranty reserve, the assessment of future cash flows in evaluating long-lived assets for impairment and assumptions used in fair value determination of stock options, warrants and derivatives.
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
     Revenues from service contracts, rentals, and per-procedure fees are recognized upon performance or over the terms of the contract, as appropriate.
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
Inventories:
     Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value. We regularly monitor potential excess, or obsolete, inventories by analyzing the usage for parts on hand and comparing the market value to cost. When necessary, we reduce the carrying amount of our inventories to its market value.
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
     We have incurred significant losses since inception. For example, for the nine month period ended September 30, 2005 and the fiscal years ended 2004 and 2003 we incurred net losses of $2,862,000, $1,319,000 and $348,000 respectively. We will have a continuing need for new infusions of cash if we continue to incur losses in the future. We plan to increase our revenues through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations, including our sales and marketing efforts and research and development. If we are required to significantly reduce our operations, our business will be harmed.
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
     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 31, 2005, the closing prices of our common stock as reported on the OTC Bulletin Board ranged from a high of $0.79 per share to a low of $0.35 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
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
     In October 2004, we entered into a secured convertible term note agreement with Laurus. Pursuant to the Note agreement, a warrant to purchase 2.6 million shares of our common stock was issued to Laurus. This warrant, along with multiple embedded derivatives in the agreement, have been recorded at their relative fair value at the inception date of the agreement, October 26, 2004, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.
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
     The Laurus financing documents restrict us from obtaining additional debt financing, subject to certain specified exceptions. To the extent that Laurus declined to approve a debt financing that does not otherwise qualify for an exception to the consent requirement, we would be unable to obtain such debt financing. In addition, subject to certain exceptions, we have granted to Laurus a right of first refusal to provide additional financing to us in the event that we propose to engage in additional debt financing or to sell any of our equity securities. Laurus’ right of first refusal could act as a deterrent to third parties which may be interested in providing us with debt financing or purchasing our equity securities. To the extent that such a financing is required for us to conduct our operations, these restrictions could materially adversely impact our ability to achieve our operational objectives.
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
     We historically have used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives. This accounting change will apply to the Company beginning January 1, 2006. This accounting change will reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do not use derivatives to alter the interest characteristics of our marketable securities. However, we do have multiple embedded derivatives included in the Note entered into with Laurus in October 2004. In connection with the issuance of the Note, a warrant to purchase 2.6 million shares of our common stock was issued to Laurus. This warrant, along with multiple embedded derivatives in the agreement, pursuant to which the Note and the warrant were issued, have been recorded at their relative fair value at the inception date of the agreement, October 26, 2004, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.
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
     The following table presents the future principal cash flows or amounts and related weighted average effective interest rates expected by year for our existing cash and cash equivalents and long-term debt instruments:

	2005	2006	2007	2008	2009	Total Fair Value
	In Thousands
Assets:
Cash and cash equivalents	$1,755	$—	$—	$—	$—	$1,755
Weighted average interest rate	4.7%	—	—	—	—	4.7%
Liabilities:
Fixed rate debt lease obligation	$5	$5	$6	$2	$—	$18
Weighted average interest rate	6.8%	6.8%	6.8%	6.8%	—	6.8%
Variable rate note payable, net of restricted cash	$1,200	$1,200	$100	$—	$—	$2,500
Weighted average effective interest rate(1)	29.5%	29.5%	29.5%	—	—	29.5%

(1)	Includes interest expense, accretion of the debt discount, and amortization of debt issuance costs related to the secured convertible term note.

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
     During the fiscal quarter ended September 30, 2005, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II Other Information
Item 1. Legal Proceedings
     In November 2003, our employment relationship with Darrell Eckstein, our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with the termination of his employment and his employment agreement with the Company, Mr. Eckstein brought a breach of contract claim (among other claims) against the Company whereby he sought unspecified monetary damages. On August 9, 2005, the Company entered into a settlement agreement with Mr. Eckstein with respect to all of his claims against the Company. The Company denied any wrongdoing as part of the settlement. The total settlement amount was $600,000. In accordance with the settlement agreement, the Company paid $400,000 in August 2005 and the balance of $200,000 is due in January 2006. Pursuant to the terms of the settlement agreement, the Company received a release of all claims.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From July 1 through September 30, 2005, Laurus converted an aggregate of $452,000 of principal and interest under the Note into an aggregate of 990,000 shares of Cardiogenesis common stock at conversion prices ranging from $0.40 to $0.50 per share. Of this amount, $75,000 in principal was converted into shares of common stock and a corresponding amount was released from restricted cash as available for use by the Company. The issuance of shares upon conversion was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.
Item 5. Other Information
     Michael J. Quinn entered into a new employment agreement with us on October 28, 2005. Mr. Quinn’s employment agreement provides for an annual salary of $392,985, subject to annual review and increase at the discretion of the Board of Directors. Mr. Quinn may also be entitled to receive (i) an annual bonus, the amount of which shall be determined by the Board of Directors, not to exceed 100% of Mr. Quinn’s annual salary, and (ii) options or other rights to acquire our common stock, under terms and conditions determined by the Compensation Committee of the Board of Directors. Mr. Quinn’s employment agreement is effective for an initial term of five years commencing on October 28, 2005, which automatically renews for a three-year period after the initial term unless terminated in writing thirty days prior to the commencement of a new three-year term. Mr. Quinn may be terminated at any time with or without cause subject to certain termination provisions.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description

3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

Exhibit No.	Description

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California

4.2 (7)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.3 (8)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.6 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.7 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.8 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.9 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

4.10 (15)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.13 (18)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.14 (19)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1 (20)	Employment Agreement between the Company and Michael J. Quinn, effective October 28, 2005.

31.1 (20)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (20)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (20)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33- 03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(10)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(11)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(14)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(15)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(19)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(20)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: November 14, 2005	/s/ Michael J. Quinn
Michael J. Quinn
Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

Date: November 14, 2005	/s/ Christine Ocampo
Christine Ocampo
Vice President, Chief Financial Officer (Principal Accounting and Financial Officer, Secretary and Treasurer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Form of Common Stock Purchase Warrant issued in connection with Facilities Lease for 26632 Towne Center Drive, Suite 320, Foothill Ranch, California

4.2 (7)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.3 (8)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.6 (11)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.7 (12)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.8 (13)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.9 (14)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.00 per share

4.10 (15)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.13 (18)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.14 (19)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1 (20)	Employment Agreement between the Company and Michael J. Quinn, effective October 28, 2005.

31.1 (20)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (20)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (20)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33- 03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 16, 2001

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(10)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(11)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(14)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(15)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(19)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(20)	Filed herewith