Form 10-K
period 2005-12-31
CARDIOGENESIS CORP /CA
filed 2006-08-21
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number: 0-28288

Cardiogenesis Corporation
(Exact name of Registrant as specified in its charter)

California	77-0223740
(State of incorporation)	(I.R.S. Employer Identification Number)
26632 Towne Center Drive, Suite 320
Foothill Ranch, California 92610
(Address of principal executive offices)
(714) 649-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20,578,449 as of June 30, 2005, based upon the closing sale price reported for that date of $0.55 on the OTC Bulletin Board on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date:
45,273,701 shares
As of June 30, 2006

PART I

Item 1.	Business.
      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A of this Part I and elsewhere.
General
      Cardiogenesis Corporation, incorporated in California in 1989, designs, develops and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous myocardial channeling (“PMC”). PMC was formerly referred to as percutaneous myocardial revascularization (“PMR”). The new name PMC more literally depicts the immediate physiologic tissue effect of the Cardiogenesis PMC system to ablate precise, partial thickness channels into the heart muscle from the inside of the left ventricle. TMR and PMC are recent laser-based heart treatments in which channels are made in the heart muscle. Many scientific experts believe these procedures encourage new vessel formation, or angiogenesis. TMR is performed by a cardiac surgeon through a small incision in the chest under general anesthesia. PMC is performed by an interventional cardiologist in a catheter-based procedure which utilizes local anesthesia. Clinical studies have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with TMR or PMC plus medications, when compared with patients who received medications alone.
      In May 1997, we received CE Mark approval for our TMR system and in April 1998 we received CE Mark approval for our PMC system. The CE Mark allows us to commercially distribute these products within the European Community. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In February 1999, we received approval from the Food and Drug Administration (“FDA”) for the marketing of our TMR products for treatment of stable patients with severe angina. Effective July 1999, the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financial Administration (“HCFA”) implemented a national coverage decision for Medicare coverage for any TMR as a primary and secondary procedure.. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.
      We have completed pivotal clinical trials involving PMC, and study results were submitted to the FDA in a pre market approval (“PMA”) application in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval for PMC. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMC by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data in support of our PMA supplement for PMC under the structure of an interactive review process between us and the FDA review team. The independent panel review by the MDDRP was cancelled in lieu of the interactive review, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved.
      In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January 2005, we again met with the agency and agreed on major trial parameters. We came to agreement with the FDA on a final trial design and received formal FDA approval in January 2006. We are currently working to understand the specific direct and indirect costs and are initiating our pursuit of a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will attract the necessary capital required to support the trial or that we will receive a favorable determination from the FDA.

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
      Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class 1, in which angina pain results only from strenuous exertion, to the most severe, Class 4, in which the patient is unable to conduct any physical activity without angina and angina may be present even at rest. In 2003, The American Heart Association estimated that more than 6.5 million Americans experience angina symptoms, growing at a rate of 8% per year.
      The primary therapeutic options for treatment of coronary artery disease are drug therapy, balloon angioplasty also known as percutaneous transluminal coronary angioplasty (PTCA) with stenting, other interventional techniques for percutaneous coronary intervention (PCI), and coronary artery bypass grafting or (“CABG”). The objective of each of these approaches is to increase blood flow through the coronary arteries to the heart.
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
      Introduced in the early 1980s, PTCA is a less-invasive alternative to CABG in which a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the vessel. Although the procedure is usually successful in widening the blocked channel, the artery often re-narrows within six months of the procedure, a process called “restenosis,” often necessitating a repeat procedure. A variety of techniques for use in conjunction with PTCA have been developed in an attempt to reduce the frequency of restenosis, including stent placement and atherectomy. Stents are small metal frames delivered to the area of blockage using a balloon catheter and deployed or expanded within the coronary artery. The stent is a permanent implant intended to keep the channel open. The most recent version, the drug eluting stents (“DES”) have one of approved formulations imbedded on the stent for the purpose of inhibiting restenosis of the stent and artery. Atherectomy is a means of using mechanical, laser or other techniques at the tip of a catheter to cut or grind away plaque.
      CABG is an open chest procedure developed in the 1960s in which conduit vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries so that blood can bypass the blockage. CABG typically requires the use of a heart-lung bypass machine to render the heart inactive (to allow the surgeon to operate on a still, relatively bloodless heart) and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of coronary artery disease or those who have previously failed to receive adequate relief of their symptoms from PTCA or related techniques. Many bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery (“re-do bypass surgery”) is possible, but is made more difficult because of scar tissue and adhesions that typically form as a result of the first operation. Moreover, for many patients CABG is inadvisable for various reasons, such as the severity of the patient’s overall condition, the extent of coronary artery disease or the small size of the blocked arteries.
      When these treatment options are exhausted, the patient is left with no viable surgical or interventional alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR, which bears the CE Marking and has received FDA approval, and PMC, which bears the CE Marking and for which we are continuing to pursue FDA approval for use in the U.S., offer potential relief to a large population of patients with advanced cardiovascular disease.
The TMR and PMC Procedures
      TMR is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to supply blood to ischemic, or oxygen-deprived, regions of the myocardium and reduce angina in the patient. TMR can be performed using open chest surgery or minimally invasive surgery through a small incision between the ribs. TMR offers end-stage cardiac patients who have regions of ischemia not amenable to PTCA or CABG a means to alleviate their symptoms and improve their quality of life. We have received FDA approval for U.S. commercial distribution of our TMR laser system for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.
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
Business Strategy
      Our objective is to become a recognized leader in the field of myocardial revascularization, with TMR and PMC established as well-known and acceptable therapies. Our strategies to achieve this goal are as follows:

•	Add Innovative New Technology to our Market Basket. Our focus is to add innovative new tools to help address advanced cardiovascular disease, and related co-morbidities of patients being referred today to cardiovascular surgery. We are committed to growing the TMR business with the Advanced TMR Plus platform which includes two new minimally invasive handpieces for thoracoscopic and robotic assisted TMR. These new products were developed with key clinical champions to expand the TMR market. We are also committed to identifying potential new products in the cardiovascular arena. These two new products are currently under IDE clinical study in support of the PMA applications with the FDA.

•	Expand Market for our Products. We are seeking to expand market awareness of our products among opinion leaders in the cardiovascular field, the referring physician community and the targeted patient population. We also currently intend to expand our marketing efforts in Europe and to the rest of the world through the establishment and expansion of direct international sales and support organizations and third party distributors and agents. In addition, we have developed a comprehensive training program to assist physicians in acquiring the expertise necessary to utilize our TMR and PMC products and procedures.

•	Demonstrate Clinical Utility of PMC. We are seeking to demonstrate the clinical safety and effectiveness of PMC. We have completed a pivotal clinical trial regarding PMC, and the study results were submitted to the FDA in a PMA application in December 1999, along with subsequent supplements. As discussed below under the caption “Regulatory Status,” the FDA Advisory Panel recommended against approval of PMC for public sale and use in the United States and further informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMC system. In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January 2005, we again met with the agency and agreed on major trial parameters. We came to agreement with the FDA on a final trial design and received formal FDA approval in January 2006. We are currently working to understand the specific direct and indirect costs and are initiating our pursuit of a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.

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
      Our TMR system and related surgical procedures are designed to be used without the requirement of the external systems utilized with certain competitive TMR systems. Our TMR system does not require electrocardiogram synchronization, which monitors the electrical output of the heart and times the use of the laser to minimize electrical disruption of the heart, or transesophageal echocardiography, which tests (monitors) each application of the laser to the myocardium during the TMR procedure to determine if the pathway has penetrated through the myocardium into the heart chamber.
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

      Axcis Catheter System. Our Axcis catheter system is an over-the-wire system that consists of two components, the Axcis laser catheter and Axcis aligning catheter. Our Axcis catheter system is designed to provide controlled navigation and access to target regions of the left ventricle. The coaxial Axcis laser catheter system has an independent, extendible lens with radiopaque lens markers which show the location and orientation of the tip for optimal contact with the ventricle wall. The Axcis laser catheter also has nitinol petals at the laser-lens tip which are designed for safe penetration of the endocardium and to provide depth control. This delivery system consists of the Axcis laser catheter and a separate Ultra guide catheter.

New Product Pipeline
      PEARL Robotic 5.0 and Thoracoscopic 8.0 Minimally Invasive Delivery Systems. The PEARL (Port Enabled Angina Relief using Laser) procedure is an advanced therapeutic technique for the treatment of chronic severe angina in patients who are not candidates for traditional revascularization. Both the PEARL Robotic 5.0 and Thoracoscopic 8.0 Minimally Invasive Delivery Systems have achieved CE Mark and Health Canada approval, and are part of an FDA approved IDE study that is underway to validate the safety and feasibility of these advanced delivery systems and the minimally invasive approach. The PEARL 5.0 handpiece utilizes a robotically assisted technique in an FDA approved trial of advanced laser delivery systems to provide the significant patient benefits of Holmium: YAG TMR via minimally invasive port access. The trial is a single arm consecutive series (open label) validation study of the advanced port access delivery system. The PEARL 8.0 handpiece utilizes a thoracoscopic technique in an FDA approved trial of advanced laser delivery systems to provide the significant patient benefits of Holmium: YAG TMR via minimally invasive port access. The trial is a single arm consecutive series (open label) validation study of the advanced port access delivery system.
      Phoenix Revascularization Delivery System. This advanced delivery system combines the delivery of our Holmium: YAG TMR therapy with targeted and precise delivery of biologic or pharmacologic agents to optimize the overall physiologic and clinical response. The delivery of the pulsed Holmium: YAG energy through our proprietary fiberoptic delivery system stimulates the tissue surrounding the TMR channel with thermoacoustic energy. At the time of surgery, this initiates the body’s own angiogenic response in and around the channels. It has been reported in the early clinical experience that delivery of biologics or pharmacologic materials to this stimulated myocardium can enhance the physiologic effect in tissue and contribute to improved regional and global ventricular mechanical function. We are currently supporting preliminary safety and feasibility trials outside the United States in support of the CE MARK approval process and any future regulatory initiatives.
Regulatory Status
      United States. In February 1999, we received approval from the FDA for use of our TMR 2000 laser console and SoloGrip III handpiece for treatment of stable patients with angina (Canadian Cardiovascular Society Class 4) refractory to other medical treatments and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.
      We have completed pivotal clinical trials involving PMC, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMC for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMC by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data in support of our PMA supplement for PMC under the structure of an interactive review process between us and the FDA review team The independent panel review by the MDDRP was cancelled in lieu of the interactive review, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January 2005, we again met with the agency and agreed on major trial parameters. We came to agreement with the FDA on a final trial design and received formal FDA approval in January 2006. We are currently working to understand the specific direct and indirect costs and are initiating our pursuit of a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.
      We have received approvals for our new PEARL Robotic and Thoracoscopic delivery systems from Health Canada and CE Mark approval for marketing to the participating European Union countries. In addition, the minimally invasive PEARL handpieces have been included in applications to the FDA and to other international health authorities, and we are currently working with these respective agencies toward approvals.
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
      In the United States, we currently offer a TMR 2000 laser base unit at a current end user list price of $355,000 per unit, a SolarGen 2100s laser system at a current end user list price of $395,000, and the disposable TMR handpiece (at least one of which must be used with each TMR procedure) at an end user unit list price of $3,995. In addition to sales of lasers to hospitals outright, in an effort to accelerate market adoption of the TMR procedure, we developed a program in which we loan lasers to hospitals in return for the hospital purchasing a minimum number of handpieces at a premium over the list price.
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
      We have developed, in conjunction with several major hospitals using our TMR or PMC products, a training program to assist physicians in acquiring the expertise necessary to utilize our products and procedures. This program includes a comprehensive one-day course including didactic training and hands-on performance of TMR or PMC in vivo. To date over 1,500 cardiothoracic surgeons have been trained on the Cardiogenesis TMR system.
      We exhibit our products at major meetings of cardiovascular medicine practitioners. Evaluators of our products have made presentations at meetings around the world, describing their results. Abstracts and articles have been published in peer-reviewed publications and industry journals to present the results of our clinical trials.
Research and Development
      We believe that focusing our research efforts and product offerings is essential to our ability to stimulate growth and maintain our market leadership position. Our ongoing research and product development efforts are focused on the development of new and enhanced lasers and fiber-optic handpieces for TMR and PMC applications. In 2005, we initiated the IDE trials for the handpieces for our minimally invasive and robotic assisted TMR platforms. We also developed and validated our initial combination PHOENIX delivery system and initiated the preliminary safety and feasibility trials outside the United States.
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
Competition
      At this point in time, we believe our only direct competitor is PLC Systems, Inc. (“PLC”) which markets FDA-approved TMR products in the U.S. and abroad. Other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies have or may have significantly greater financial, research and development, marketing and other resources than we do.
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
      We believe that the factors which will be critical to maximizing our market development success include: the timing of receipt of requisite regulatory approvals, effectiveness and ease of use of the TMR products and applications, breadth of product line, system reliability, brand name recognition, effectiveness of distribution channels and cost of capital equipment and disposable devices.
      TMR and PMC also compete with other methods for the treatment of cardiovascular disease, including drug therapy, PTCA, DES, PCI, and CABG. Even with the FDA approval of our TMR system in patients for whom other cardiovascular treatments are not likely to provide relief, and when used in conjunction with other treatments, we cannot assure you that our TMR or PMC products will be accepted by cardiovascular professionals. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than our TMR procedure and could render our technology obsolete. We cannot assure you that physicians will use our TMR procedure to replace or supplement established treatments, or that our TMR procedure will be competitive with current or future technologies. Such competition could harm our business.
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
      To obtain a Pre Market Approval (“PMA”) for a medical device, we must file a PMA application that includes clinical data and the results of preclinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the product for its intended use. To begin a clinical study, an Investigational Device Exemption (“IDE”) must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials are accumulated and, if satisfactory, are submitted to the FDA in support of a PMA application. Prior to U.S. commercial distribution, premarket approval is required from the FDA. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and effectiveness of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted, subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel’s recommendations, it tends to give such recommendations significant weight. In February 1999, we received a PMA for our TMR laser system for use in certain indications. As discussed above under the caption “Regulatory Status,” the FDA Advisory Panel recommended against approval of PMC for public sale and use in the United States and further informed us that they believe the data submitted in August 2003 in connection with the interactive review process is still not adequate to support approval by the FDA of our PMC system. In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. We came to agreement with the FDA on a final trial design and received formal FDA approval in January 2006. We are currently working to understand the specific direct and indirect costs and are initiating our pursuit of a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.
      Products manufactured or distributed by us pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, post market surveillance and adverse event reporting requirements. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions or criminal prosecutions. The Federal Food, Drug and Cosmetic Act requires us to manufacture our products in registered establishments and in accordance with Good Manufacturing Practices (“GMP”) regulations and to list our devices with the FDA. Furthermore, as a condition to receipt of a PMA, our facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could harm our business. We may be required to incur significant costs to comply with laws and regulations in the future and current or future laws and regulations may harm our business.
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
Employees
      As of December 31, 2005 we had 35 employees, of which 19 employees were in sales and marketing. None of our employees are covered by a collective bargaining agreement and we have not experienced any work stoppages to date.

Executive Officers
      Our executive officers as of June 30, 2006 were as follows:

Name	Age	Position

Michael J. Quinn(1)	62	President, Chief Executive Officer, and Director
William R. Abbott	49	Senior Vice President & Chief Financial Officer, Secretary and Treasurer
Larry J. Czapla(2)	58	Senior Vice President of Worldwide Sales and Business Development
Richard P. Lanigan	47	Senior Vice President of Operations
Henry R. Rossell, Jr	50	Senior Vice President, General Manager of Atlantic Business Unit
Charles J. Scarano	44	Senior Vice President of Worldwide Marketing
Gerard A. Arthur	48	Vice President, General Manager of Worldwide Services Division
John P. McIntyre	41	Vice President of Scientific and Regulatory Affairs
Joseph R. Kletzel, II(3)	56	Interim Chief Operating Officer and Director

(1)	Mr. Quinn’s employment was terminated by the Company on July 12, 2006.

(2)	Mr. Czapla’s employment was terminated by the Company on July 13, 2006.

(3)	Effective July 12, 2006, Mr. Kletzel was appointed as Chairman of the Board and interim Chief Executive Officer.
      Effective April 5, 2006, Christine G. Ocampo, the Company’s Chief Financial Officer, Senior Vice President, Chief Accounting Officer and Secretary, resigned as an officer and employee of Cardiogenesis Corporation and therefore, she was not included in the table above.
      For biographical information regarding Mr. Quinn and Mr. Kletzel, please refer to Part III, Item 10 of this Annual Report on Form 10-K which information is incorporated herein by this reference.
      William R. Abbott joined us as Senior Vice President & Chief Financial Officer, Secretary and Treasurer in May 2006. From 1997-2005, Mr. Abbott, of Irvine, CA, served in several financial management positions at Newport Corporation most recently as Vice President of Finance and Treasurer. From 1993-1997, Mr. Abbott served as Vice President and Corporate Controller of Buena Park, CA — based Amcor Sunclipse North America. From 1991-1992, Abbott served as Director of Financial Planning for the Western Division of Coca-Cola Enterprises, Inc. From 1988-1991, Abbott was Controller of McKesson Water Products Company. Prior to that, Abbott spent 6 years in management positions at PepsiCo, Inc. and began his career with PricewaterhouseCoopers, LLP. Mr. Abbott has a Bachelor of Science degree in accounting from Fairfield University in Fairfield, CT and a Masters in Business Administration degree from Pepperdine University.
      Larry J. Czapla has served as our Senior Vice President of Worldwide Sales and Business Development since February 2006. Prior to joining Cardiogenesis, Mr. Czapla, was the Executive Vice President and General Manager of the Cardiology Division of Accellent in Minneapolis, MN. From 2003 to January 2005, Mr. Czapla was the Senior Vice President of Pemstar a global systems provider to the Medical, Computer and Communications Industries. From 2001 to 2003, Mr. Czapla was Vice President and General Manager of Perfusion Systems. He also served as Vice President Sales and held the role of Vice President E-Business and Business Excellence for Cardiac Surgery at Medtronic. From 1995 to 2000, Mr. Czapla was Director of Sales and Marketing with Phillips Medical Systems. Prior to 1995, Mr. Czapla worked with General Electric Medical Systems for over 10 years holding various management positions in sales and marketing. Mr. Czapla attended Ohio State University where he studied Biomedical Engineering and Biochemistry and also attended West Virginia University where he graduated with a Bachelors Degree in Pre Medical Studies.

      Richard P. Lanigan has been our Senior Vice President of Operations since November 2005. Prior to November 2005, Mr. Lanigan served in a variety of different capacities. From November 2003 to October 2005, Mr. Lanigan was Senior Vice President of Marketing. From March 2001 to October 2003, Mr. Lanigan was Vice President of Government Affairs and Business Development. From March 2000 to March 2001, Mr. Lanigan served as Vice President of Sales and Marketing and from 1997 to 2000 he was the Director of Marketing. From 1992 to 1997, Mr. Lanigan served in various positions, most recently Marketing Manager, at Stryker Endoscopy. From 1987 to 1992, Mr. Lanigan served in Manufacturing and Operations management at Raychem Corporation. From 1981 to 1987, he served in the U.S. Navy where he completed six years of service as Lieutenant in the Supply Corps. Mr. Lanigan has a Bachelor of Arts in Finance from Notre Dame and a Masters degree in Systems Management from the University of Southern California.
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
      Charles J. Scarano joined Cardiogenesis in June 2004 as the Director of Marketing and became Vice President &, General Manager of the International Business Unit in January 2005. He was promoted to Senior Vice President, Worldwide Marketing in November 2005. Prior to joining Cardiogenesis, Mr. Scarano served as Executive Vice President of OroPro, Inc., directing the business development, branding and strategic marketing efforts. Before OroPro he was Vice President of Marketing at Optimize, Inc. and prior to that he served as Vice President of Sales for Gabriel Medical. Prior to joining Gabriel Medical, Mr. Scarano spent several years with Stryker Endoscopy and Allergan Pharmaceuticals in sales and marketing management positions. Mr. Scarano received his B.A in Communications from Arizona State University.
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
      John P. McIntyre was promoted to the position of Vice President of R&D in March 2005 from the position of Director of Product Development & Quality. Mr. McIntyre has over 15 years experience in the medical device industry. Prior to joining Cardiogenesis, Mr. McIntyre worked in the Cardio Vascular and Vascular Divisions of Edwards Lifesciences Corporation (formerly Baxter Healthcare Corporation) and Innercool Therapies, Inc. in positions of increasing responsibility for both R&D Engineering and Regulatory Affairs. Mr. McIntyre received his B.S. in Bioengineering, graduating Magna Cum Laude from University of California-San Diego and his M.S. in Biomedical Engineering from University of California-Davis as a National Science Foundation Graduate Research Fellowship Stipend Winner.

Item 1A.	Risk Factors
      The following is a description of some of the principal risks inherent in our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future.

Our ability to maintain current operations is dependent upon sustaining profitable operations or obtaining financing in the future.
      We have incurred significant losses since inception. For example, for the fiscal years 2005, 2004 and 2003 we incurred net losses of $1,857,000, $1,319,000 and $348,000 respectively. We will have a continuing need for new infusions of cash if we continue to incur losses in the future. We plan to increase our revenues through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations, including our sales and marketing efforts and research and development. If we are required to significantly reduce our operations, our business will be harmed.
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
      Few individuals are able to pay directly for the costs associated with the use of our products. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, to reimburse all or part of the cost of the procedure in which the medical device is being used. Effective July 1, 1999, the Centers for Medicare and Medicaid Services (“CMS”), formerly the Health Care Financing Administration, commenced Medicare coverage for TMR procedures performed with FDA approved devices. Hospitals and physicians are eligible to receive Medicare reimbursement covering 100% of the costs for TMR procedures. If CMS were to materially reduce or terminate Medicare coverage of TMR procedures, our business and results of operation could be harmed.
      In July 2004, CMS convened the Medicare Advisory Committee (“MCAC”) to review the clinical evidence regarding laser myocardial revascularization as a treatment option for Medicare patients. The MCAC meeting was a non-binding public hearing to consider the body of scientific evidence concerning the safety and efficacy of laser myocardial revascularization and to provide advice and recommendations to the CMS on clinical issues. The MCAC reviewed more than six years of clinical evidence on laser myocardial revascularization and heard testimony from a group of leading physicians regarding TMR. Subsequent to that public hearing, CMS has not initiated a pending National Coverage Determination relating to laser myocardial revascularization. In September 2004, we confirmed that CMS had no current intention to initiate any changes in the current national coverage decision and related memoranda regarding TMR.
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
      In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January 2005, we again met with the agency and agreed on major trial parameters. We came to agreement with the FDA on a final trial design and received formal FDA approval in January 2006. We are currently working to understand the specific direct and indirect costs and are initiating our pursuit of a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.
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
      In January 1999, we entered into an agreement with PLC Systems, Inc., which granted us non-exclusive worldwide use of certain PLC patents. In return, we paid PLC a license fee totaling $2,500,000 over a forty-month period. The present value of the payments of $2,300,000 was recorded as an asset and is included in other assets. The PLC patents are valuable to our PMC product line. The PMC product line is not approved for sale in the United States but is sold internationally. If PMC product sales decline in the future, we may suffer an impairment of the asset’s value.

We may fail to obtain required regulatory approvals in the United States to market our new minimally invasive and robotically assisted handpieces.
      Both the PEARL Robotic 5.0 and Thoracoscopic 8.0 Minimally Invasive Delivery Systems have achieved CE Mark and Health Canada approval, and are part of an FDA approved IDE study that is underway to validate the safety and feasibility of these advanced delivery systems and the minimally invasive approach. The PEARL 5.0 handpiece utilizes a robotically assisted technique in an FDA approved trial of advanced laser delivery systems to provide the significant patient benefits of Holmium: YAG TMR via minimally invasive port access. The trial is a single arm consecutive series (open label) validation study of the advanced port access delivery system. The PEARL 8.0 handpiece utilizes a thoracoscopic technique in an FDA approved trial of advanced laser delivery systems to provide the significant patient benefits of Holmium: YAG TMR via minimally invasive port access. The trial is a single arm consecutive series (open label) validation study of the advanced port access delivery system. We will not be able to derive any revenue from the sale of our new minimally invasive and robotically assisted handpieces in the United States until such time, if any, that the FDA approves these devices. Such inability to realize revenue from sales of these devices in the United States may have an adverse effect on our results of operations.

In the future, the FDA could restrict the current uses of our TMR product and thereby restrict our ability to generate revenues.
      We currently derive approximately 98% of our revenues from our TMR product. The FDA has approved this product for sale and use by physicians in the United States. At the request of the FDA, we are currently conducting post-market surveillance of our TMR product. If we should fail to meet the requirements mandated by the FDA or fail to complete our post-market surveillance study in an acceptable time period, the FDA could withdraw its approval for the sale and use of our TMR product by physicians in the United States. Additionally, although we are not aware of any safety concerns during our on-going post-market surveillance of our TMR product, if concerns over the safety of our TMR product were to arise, the FDA could possibly restrict the currently approved uses of our TMR product. In the future, if the FDA were to withdraw its approval or restrict the range of uses for which our TMR product can be used by physicians in the United States, such as restricting TMR’s use with the coronary artery bypass grafting procedure, either outcome could lead to reduced or no sales of our TMR product in the United States and our business could be materially and adversely affected.

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
      Since 2001 we have attempted to minimize our workforce, research and development expenses, and other operating expenses in effort to keep our cost structure more in line with our revenues. To the extent we are successful in expanding our business, such growth may place a significant strain on our limited personnel, management, financial systems and other resources. The evolving growth of our business presents numerous risks and challenges, including:

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

Until May 2006, our stock was listed on the OTC Bulletin Board and is currently listed on the Pink Sheets which, in either case, may have an unfavorable impact on our stock price and liquidity.
      Effective April 3, 2003 our common stock was delisted from The Nasdaq SmallCap Market and became quoted on the OTC Bulletin Board on the same day. In May of 2006, our common stock was delisted from the OTC Bulletin Board as a result of our failure to timely file our periodic reports. The Pink Sheets and the OTC Bulletin Board are significantly more limited markets in comparison to the Nasdaq SmallCap Market. The listing of our shares on the OTC Bulletin Board or the Pink Sheets will likely result in a significantly less liquid market available for existing and potential stockholders to trade shares of our common stock, could ultimately further depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.
      We expect to seek reinstatement of our common stock for trading on the OTC Bulletin Board in the near future. However, there can be no assurance that we will be able to successfully obtain or maintain such a listing. To the extent we are no able to obtain or maintain a listing on the OTC Bulletin Board, the liquidity and trading price of our common stock and our ability to raise capital in the future would be adversely affected.

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
      The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended June 30, 2006, the closing prices of our common stock as reported on the OTC Bulletin Board or Pink Sheets ranged from a high of $0.65 per share to a low of $0.25 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	the timing and amount of conversions and subsequent sales of common stock issuable upon conversion of outstanding convertible promissory notes and warrants;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	additions or terminations of coverage of our common stock by securities analysts;

•	statements by securities analysts regarding us or our industry;

•	conditions or trends in the medical device industry;

•	the lack of liquidity in the market for our common stock; and

•	changes in the economic performance and/or market valuations of other medical device companies.
      The prices at which our common stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

We face competition from products of our competitors which could limit market acceptance of our products and render our products obsolete.
      The market for TMR laser systems is competitive. We currently compete with PLC Systems, a publicly traded company which uses a CO(2) laser and an articulated mechanical arm in its TMR products. Edwards Lifesciences, a well known, publicly traded provider of products and technologies to treat cardiovascular disease, has assumed full sales and marketing responsibility in the U.S. for PLC’s TMR Heart Laser 2 System and associated kits pursuant to a co-marketing agreement between the two companies executed in January 2001. Through its significantly greater financial and human resources, including a well-established and extensive sales representative network, we believe Edwards has the potential to market to a greater number of hospitals and doctors that we currently can. If PLC, or any new competitor, is more effective than we are in developing new products and procedures and marketing existing and future products similar to ours, our business may suffer.
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

Our financial condition and/or results of operations may be adversely affected as a result of claims made by our former Chief Executive Officer.
      On July 12, 2006, we terminated Michael Quinn as our Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. Mr. Quinn has subsequently alleged wrongful termination and a breach of his employment agreement and has indicated that he believes he is entitled to monetary damages in excess of $4,750,000 plus other, non-economic damages, including punitive damages. As of August 18, 2006, we had not been informed of the initiation of any formal legal proceedings. To the extent Mr. Quinn initiates legal proceedings our results of operations and financial condition could be adversely affected by the costs and management time and resources required to defend such action. In addition, although we believe Mr. Quinn’s claims are without merit, to the extent that Mr. Quinn prevails in any legal proceeding, the payment of any judgment could adversely affect our financial condition and results of operations.

We depend heavily on key personnel and turnover of key employees and senior management could harm our business.
      Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team and could impair our ability to effectively operate and grow our business. For example, in April 2005, Christine Ocampo, our former Chief Financial Officer, resigned, and in July 2006 we terminated the employment of Michael Quinn, our former Chief Executive Officer, President and Chairman of the Board. We depend on the skills and abilities of our key management level employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover. To the extent we are unable to identify or retain a suitable management personnel, our business and prospects could be adversely affected.

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

If an Event of Default Occurs Under the Convertible Note Issued to Laurus, It Could Seriously Harm Our Operations.
      On October 26, 2004, we issued a $6,000,000 secured convertible term note to Laurus, of which $1,665,000 remained outstanding as of June 30, 2006. Pursuant to the terms of the note, an “event of default” includes a suspension of trading of our common stock on the OTC Bulletin Board which remains uncured within thirty (30) days of notice of the suspension. To the extent that the delisting of our stock in May 2006 is deemed a “suspension of trading,” the Company could be deemed to be in default of its obligations under the note. If an event of default occurs under the note, interest on the note would accrue at the default rate which is the then current prime rate plus 12% per annum until the default is cured. In addition, the holder of the note will have the right to accelerate and declare it immediately due and payable and exercise its rights as a secured creditor under applicable law and the security agreement with us, including the right to foreclose upon our assets that secure the note, which constitute substantially all of our assets.
      In addition to the requirements that we maintain our listing on the OTC Bulletin Board, the note and related agreements contain numerous events of default which include:

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
      If we default on the note and the holder demands all payments due and payable, the cash required to pay such amounts would most likely come out of working capital and non current assets, which may not be sufficient to repay the amounts due. In addition, since we rely on our working capital for our day to day operations, such a default on the note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. Further, our obligations under the note are secured by all of our assets. Failure to fulfill our obligations under the note and related agreements could lead to loss of these assets, which would be detrimental to our operations.

We may continue to incur significant non-operating, non-cash charges resulting from changes in the fair value of warrants and derivatives.
      In October 2004, we entered into a Secured Convertible Term Note agreement with Laurus Funds. Pursuant to the Note agreement, a warrant totaling 2.6 million was issued to Laurus. This warrant, along with multiple embedded derivatives in the agreement, have been recorded at their relative fair value at the inception date of the agreement, October 27, 2004, and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.
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

Low market prices for our common stock would result in greater dilution to our shareholders, and could negatively impact our ability to convert the Laurus debt into equity
      The market price of our common stock significantly impacts the extent to which we are permitted to convert the unrestricted and restricted portions of the Laurus debt into shares of our common stock. The lower the market price of our common stock as of the respective times of conversion, the more shares we will need to issue to Laurus to convert the principal and interest payments then due on the unrestricted portion of the debt. If the market price of our common stock falls below certain thresholds, we will be unable to convert any such repayments of principal and interest into equity, and we will be forced to make such repayments in cash, which we currently forecast will be required to sustain our operations. Our operations could be materially adversely impacted if we are forced to make repeated cash payments on the unrestricted portion of the Laurus debt. Further, prior to the full repayment of the unrestricted portion of the Laurus debt, we will only be able to require conversions of the $3,000,000 restricted cash amount to the extent the market price of our common stock exceeds certain levels. To the extent that the market price of our common stock does not reach such specified levels, we will be not be entitled to take possession of any of the restricted cash during the term of the Laurus note. The restricted portion of the debt will continue to accrue interest during the entire period that we are unable to require conversion. In addition, to the extent that conversions of the restricted portion of the debt are not effected during the term of the note, we have only a limited ability to convert a specified amount of the restricted debt (subject to meeting certain minimum market price thresholds and volume requirements), and we will be required to repay the remaining restricted principal and interest in cash. In May 2006, the Company repaid $2,417,000 of the Note’s outstanding principal amount out of the restricted cash account created for the benefit of Laurus and the Company and related interest of $314,000. In connection with the repayment, the Company was required to pay a prepayment penalty of $483,000 out of the Company’s unrestricted cash. Therefore, the risks associated to the restricted debt are no longer applicable.

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
      Our articles of incorporation authorize our board of directors, subject to any limitations prescribed by law, to issue shares of preferred stock in one or more series without shareholder approval. On August 17, 2001 we adopted a shareholder rights plan, as amended, and under the rights plan, our board of directors declared a dividend distribution of one right for each outstanding share of common stock to shareholders of record at the close of business on August 30, 2001. Pursuant to the Rights Agreement, in the event (a) any person or group acquires 15% or more of our then outstanding shares of voting stock (or 21% or more of our then outstanding shares of voting stock in the case of State of Wisconsin Investment Board), (b) a tender offer or exchange offer is commenced that would result in a person or group acquiring 15% or more of our then outstanding voting stock, (c) we are acquired in a merger or other business combination in which we are not the surviving corporation or (d) 50% or more of our consolidated assets or earning power are sold, then the holders of our common stock are entitled to exercise the rights under the Rights Plan, which include, based on the type of event which has occurred, (i) rights to purchase preferred shares from us, (ii) rights to purchase common shares from us having a value twice that of the underlying exercise price, and (iii) rights to acquire common stock of the surviving corporation or purchaser having a market value of twice that of the exercise price. The rights expire on August 17, 2011, and may be redeemed prior thereto at $0.001 per right under certain circumstances. The Board’s ability to issue preferred stock without shareholder approval while providing desirable flexibility in connection with financings, acquisitions and other corporate purposes, and the existence of the rights plan might discourage, delay or prevent a change in the ownership of our company or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock.

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
      We historically have used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the first quarter ending March 31, 2006. This accounting change will reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

We currently do not have adequate internal controls over financial reporting as noted in Item 9A. Controls and Procedures and we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and will require our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We are developing a program to perform the system and process evaluation and testing necessary to comply with these requirements on a sustained basis. Companies do not have significant experience in complying with these requirements on an ongoing and sustained basis. As a result, we expect to continue to incur increased expense and to devote management resources to Section 404 compliance. As noted in Item 9A. Controls and Procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness. If the material weakness is not remediated, investor perceptions of Cardiogenesis may be adversely affected and could cause a decline in the market price of our stock.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Our headquarters, located in Foothill Ranch, California, are comprised of 12,533 square feet of leased space. The lease expires in October 2006. We believe our facilities are adequate to meet our foreseeable requirements. There can be no assurance that additional facilities will be available to us on favorable terms, if and when needed, thereafter.

Item 3.	Legal Proceedings.
      On July 12, 2006, we terminated Michael Quinn as our Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. At the time of termination, Mr. Quinn stated that he intended to bring claims against us relating to his termination, including claims for payment of severance he claimed is owed to him under the terms of his employment agreement. On July 18, 2006, we received correspondence from Mr. Quinn’s counsel alleging wrongful termination and breach of Mr. Quinn’s employment agreement and indicating that Mr. Quinn is entitled to monetary damages in excess of $4,750,000 plus other, non-economic damages, including punitive damages. As of August 18, 2006, we had not been informed of the initiation of any formal legal proceedings. The Company believes that Mr. Quinn’s claims are without merit and intends to vigorously defend any actions brought by Mr. Quinn.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
      Our common stock was traded on the OTC Bulletin Board under the symbol CGCP.OB until May 31, 2006. As we previously disclosed, trading of our common stock on the OTC Bulletin Board was suspended due to our failure to timely file required periodic reports. Our common stock is currently quoted on the Pink Sheets under the symbol CGCP.PK.

      For the periods indicated, the following table presents the range of high and low sale prices for the common stock as reported by the OTC Bulletin Board and Pink Sheets for the respective market on which our common stock was listed during the quarter being reported.

2004	High	Low

First Quarter	$1.40	$0.59
Second Quarter	$0.87	$0.44
Third Quarter	$0.75	$0.47
Fourth Quarter	$0.70	$0.35

2005	High	Low

First Quarter	$0.79	$0.48
Second Quarter	$0.64	$0.38
Third Quarter	$0.68	$0.44
Fourth Quarter	$0.51	$0.32
      As of June 30, 2006, shares of our common stock were held by 230 shareholders of record.
      We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, for general corporate purposes. Moreover, certain restrictions contained in the terms of our financing transaction with Laurus (described below) prohibit us from paying dividends or redeeming shares while the obligations to Laurus remain outstanding.
      From October 1 through December 31, 2005, Laurus converted an aggregate of $246,000 of principal and interest under the Note into an aggregate of 604,000 shares of Cardiogenesis common stock at conversion prices ranging from $0.39 to $0.43 per share. The issuance of shares upon conversion was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
      See Item 12 of Part III of this Annual Report on Form 10-K for certain information relating to securities issued under our equity compensation plans. Such information is incorporated herein by this reference.

Item 6.	Selected Consolidated Financial Data.
      The following selected consolidated statement of operations data for fiscal years ended 2005, 2004 and 2003 and the consolidated balance sheet data for 2005 and 2004 set forth below are derived from our consolidated financial statements and are qualified by reference to our consolidated financial statements included herein.
      The selected consolidated statement of operations data for fiscal year ended 2002 and 2001 and the consolidated balance sheet data for 2003, 2002 and 2001 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

Selected Consolidated Financial Data

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$16,341	$15,454	$13,518	$13,048	$14,153
Cost of revenues	2,998	2,193	2,295	2,935	5,777

Gross profit	13,343	13,261	11,223	10,113	8,376

Operating expenses:
Research and development	1,725	1,442	1,944	657	1,863
Sales, general and administrative	14,110	11,322	9,590	12,297	15,119

Total operating expenses	15,835	12,764	11,534	12,954	18,015

Operating income (loss)	(2,492)	497	(311)	(2,841)	(9,639)
Interest and other (expense) income, net	635	(1,816)	(37)	2,311	(608)

Net loss	$(1,857)	$(1,319)	$(348)	$(530)	$(10,247)

Net loss per share — basic and diluted	$(0.04)	$(0.03)	$(0.01)	$(0.01)	$(0.31)

Shares used in per share calculation	43,414	41,152	37,303	36,911	33,311
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,843	$4,740	$1,013	$1,490	$2,629
Working capital	638	6,907	1,955	1,442	948
Total assets	12,538	15,683	6,460	7,755	11,309
Long-term debt, less current portion	356	7,329	6	1	32
Accumulated deficit	(168,134)	(166,277)	(164,958)	(164,610)	(164,080)
Total shareholders’ equity	4,866	4,735	3,820	3,711	3,582

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed under Item 1A, “Risk Factors”. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. Except as may be required by applicable law, we assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements. The following discussion should be read in conjunction with financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview
      Cardiogenesis Corporation incorporated in California in 1989, designs, develops and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous myocardial channeling (“PMC”). PMC was formerly referred to as percutaneous myocardial revascularization (“PMR”). The new name PMC more literally depicts the immediate physiologic tissue effect of the Cardiogenesis PMC system to ablate precise, partial thickness channels into the heart muscle from the inside of the left ventricle.
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
      We have completed pivotal clinical trials involving PMC, and study results were submitted to the FDA in a Pre Market Approval (“PMA application”) in December 1999 along with subsequent amendments. In July 2001, the FDA Advisory Panel recommended against approval of PMC for public sale and use in the United States. In February 2003, the FDA granted an independent panel review of our pending PMA application for PMC by the Medical Devices Dispute Resolution Panel (“MDDRP”). In July 2003, the FDA agreed to review additional data in support of our PMA supplement for PMC under the structure of an interactive review process between us and the FDA review team The independent panel review by the MDDRP was cancelled in lieu of the interactive review, but the FDA has agreed to reschedule the MDDRP hearing in the future, if the dispute cannot be resolved. In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new clinical trial to confirm the safety and efficacy of PMC. In January 2005, we again met with the agency and agreed on major trial parameters. We came to agreement with the FDA on a final trial design and received formal FDA approval in January 2006. We are currently working to understand the specific direct and indirect costs and are initiating our pursuit of a corporate partner in the interventional cardiology arena. There can be no assurance, however, that we will receive a favorable determination from the FDA.
      As of December 31, 2005, we had an accumulated deficit of $168,134,000. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues
      We generate our revenues primarily through the sale of our TMR laser base units and related handpieces, and related services. Net revenues of $16,341,000 for the year ended December 31, 2005 increased $887,000, or 6%, when compared to net revenues of $15,454,000 for the year ended December 31, 2004. The increase in net revenues was primarily due to an increase in domestic and international handpiece revenues of $1,271,000 and $318,000, respectively, offset with a decrease in domestic and international laser sales of $519,000 and $140,000.
      The increase in domestic handpiece revenue is primarily related to a higher average per unit selling price and a higher quantity sold in 2005 as compared to 2004. In the year ended December 31, 2005, domestic handpiece revenue consisted of $1,717,000 in sales to customers operating under our loaned laser program, of which $382,000 was attributed to premiums associated with such sales. In the year ended December 31, 2004, domestic handpiece revenue consisted of $2,214,000 in sales of product to customers operating under our loaned laser program, of which $699,000 was attributed to premiums associated with such sales. In the years ended December 31, 2005 and 2004, sales of product to customers not operating under our loaned laser program were $9,703,000 and $7,936,000, respectively.
      For the year ended December 31, 2005, domestic laser sales decreased by $519,000 compared to the year ended December 31, 2004 primarily due to fewer conversions of loaner lasers into laser sales. The overall decrease in domestic laser sales was partially offset with an increase in the average sales price of lasers sold. International sales, accounting for approximately 4% of total sales for the year ended December 31, 2005, increased $192,000 from the prior year when international sales accounted for 3% of total sales. The increase in international sales occurred primarily as a result of an increase in handpiece units sold in 2005, partially offset by a decrease in the average laser unit sales price.

Gross Profit
      Gross profit decreased to 82% of net revenues for the year ended December 31, 2005 as compared to 86% of net revenues for the year ended December 31, 2004. Gross profit in absolute dollars increased by $82,000 to $13,343,000 for the year ended December 31, 2005, as compared to $13,261,000 for the year ended December 31, 2004. The decrease in gross profit as a percent of sales, and the slight increase in absolute terms, resulted from the increase in the cost of goods sold associated to our SolarGen 2100s laser system. The SolarGen 2100s was approved in late December 2004 and consequently, there were fewer sales of this new product in 2004 as compared to 2005.

Research and Development
      Research and development expenditures of $1,725,000 increased $283,000 or 20% for the year ended December 31, 2005 when compared to $1,442,000 for the year ended December 31, 2004. The increase was the result of increased expenses for our TMR registry and PEARL study.
      For the year ended December 31, 2004, research and development expense included a credit of $152,000 due to the reversal of amounts recorded in accrued liabilities in prior years for estimated clinical trial obligations subsequently determined not to be needed. The Company accrued amounts for estimated clinical trial payments based on participant enrollment in the clinical trials. Subsequently, as certain enrolled participants did not complete the clinical trials we were not obligated to make any payments. As a result, we reversed the respective accruals accordingly. As of December 31, 2004, there were no remaining liabilities associated with clinical trial obligations.

Sales, General and Administrative
      Sales, general and administrative expenditures of $14,110,000 increased $2,788,000 or 25% for the year ended December 31, 2005 when compared to $11,322,000 for the year ended December 31, 2004. The increase in expenses resulted primarily from an increase in employee expenses of $1,705,000, related to additional headcount in 2005 and an increase in commissions paid out associated with an increase in sales revenue. In addition, there was a $600,000 settlement agreement with our former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary with respect to his claims. Of this amount, $400,000 was paid in August 2005 and the remaining $200,000 was paid in January 2006. Additionally, advertising and marketing and training and clinical research expense increased $166,000 and $367,000 respectively, compared to the prior period, due to the promotion of new products.

Non-Operating Income (Expense)
      Total non-operating income of $635,000 increased $2,451,000 or 135% for the year ended December 31, 2005 when compared to non-operating expense of $1,816,000 for the year ended December 31, 2004. This increase is primarily due to the increase in the non-operating, non-cash charges in relation to the Secured Convertible Term Note (“Note”) issued in October 2004. These non-operating, non-cash charges resulted from mark to market charges on derivatives and warrants and interest and debt issuance costs associated with the Note. Since the fair value of the warrants and derivatives is tied in large part to our stock price, in the future, if our stock price increases between reporting periods, the warrants and derivatives become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements. The following table reflects the components of non-operating income (expense):

	Years Ended December 31,

	2005	2004	Change

	($ In thousands)
Interest expense — Secured Convertible Term Note	$(444)	$(77)	$(367)	476%
Interest expense — other	(125)	(27)	(67)	115%
Interest income	162	48	114	238%
Non-cash interest expense — Accretion of discount on Note	(827)	(141)	(686)	487%
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(200)	(66)	(165)	471%
Non-cash interest expense- Loss on conversion of debt	(387)	—	(387)	100%
Change in fair value of derivative	2,100	(1,263)	3,363	266%
Other non-cash income (expense)- Change in fair value of warrants	356	(290)	646	223%

Total interest income (expense), net	$635	$(1,816)	$2,451	135%

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

Research and Development
      Research and development expenditures of $1,442,000 decreased $502,000 or 26% for the year ended December 31, 2004 when compared to $1,944,000 for the year ended December 31, 2003. The decrease resulted from decreases in the costs associated with our efforts to obtain FDA clearance for PMC. Such costs were $1.4 million in 2003 compared to $288,000 in 2004, with the decrease being partially offset by increased spending on research and development activity for our minimally invasive TMR platform in 2004.
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

Non-Operating Income (Expense)
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
      The following table reflects the components of non-operating income (expense):

	Years Ended December 31,

	2004	2003	Change

	($ In thousands)
Interest expense — Secured Convertible Term Note	$(77)	$—	$(77)	100%
Interest expense — other	(27)	(44)	17	39%
Interest income	48	7	41	586%
Non-cash interest expense — Accretion of discount on Note	(141)	—	(141)	100%
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(66)	—	(66)	100%
Change in fair value of derivative	(1,263)	—	(1,263)	100%
Other non-cash expense- Change in fair value of warrants	(290)	—	(290)	100%

Total interest expense, net	$(1,816)	$(37)	$(1,779)	4808%

Liquidity and Capital Resources
      Cash and cash equivalents were $1,843,000 at December 31, 2005 compared to $4,740,000 at December 31, 2004, a decrease of $2,897,000. Net cash used in operating activities was $2,368,000 for the twelve months ended December 31, 2005 primarily due to the cash used to fund our operations and to purchase inventory. The cash outflow for inventory was primarily due to the cost associated to the SolarGen 2100s laser system introduced in late December 2004 and the increase in inventory to meet the increase in sales. Cash and cash equivalents were $4,740,000 at December 31, 2004 compared to $1,013,000 at December 31, 2003, an increase of $3,727,000. We used $894,000 of cash for operating activities in the twelve months ended December 31, 2004 primarily due to increased accounts receivable balances from increased sales. In the twelve months ended December 31, 2003 we used $653,000 of cash for operating activities primarily to pay down accounts payable and accrued liabilities.
      During the year ended December 31, 2005, the Company issued an aggregate of 3,182,754 shares of its common stock in connection with the conversion of $1,427,354 in principal and accrued interest on the Note. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price. In the year ended December 31, 2005, the total loss associated to the Laurus conversions was $387,000 and is included in the net cash used in operating activities.
      Cash used in investing activities during the twelve months ended December 31, 2005 was $687,000 related to the acquisition of property and equipment. Cash used in investing activities during the twelve months ended December 31, 2004 was $474,000 related to the acquisition of property and equipment. Cash used in investing activities during the twelve months ended December 31, 2003 was $107,000 and was attributed to the acquisition of property and equipment.
      Cash provided by financing activities during the twelve months ended December 31, 2005 was $158,000 due primarily to the release of restricted cash to unrestricted cash and the proceeds from the issuance of common stock from stock option exercises and the Employee Stock Purchase Plan. In 2006 we will not receive cash from the release of restricted cash as Laurus did not convert any shares from January through May 2006, at which time we repaid the Note’s restricted cash. Cash provided by financing activities during the twelve months ended December 31, 2004 was $5,095,000 due primarily to proceeds from the sale of common stock to private entities and the proceeds from the Secured Convertible Term Note agreement with Laurus Funds. In January 2004, we sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. We also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At December 31, 2005 and 2004, the fair value of this warrant was $344,000 and $496,000 and is classified on the Consolidated Balance Sheets as Other long-term liability. Cash provided by financing activities during the twelve months ended December 31, 2003 was $283,000 due primarily to the proceeds from the issuance of common stock from stock option exercises and the Employee Stock Purchase Plan.
      In October 2004, we completed a financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which we issued a Secured Convertible Term Note in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. Net proceeds to us from the financing, after payment of fees and expenses to Laurus and its affiliates, were $5,752,500. Of this amount, we received $2,875,250 shown in net cash provided by financing activities for the year ended December 31, 2004 and $2,877,250 which was deposited in a restricted cash account and is shown in the Supplemental schedule of non-cash investing and financing activities for the year ended December 31, 2004. Funds deposited in the restricted cash account will only be released to us, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by us subject to certain stock price levels and trading volume limitations. In May 2006, the Company repaid $2,417,000 of the Note’s outstanding principal amount out of the restricted cash account created for the benefit of Laurus and the Company and related interest of $314,000. In connection with the repayment, the Company was required to pay a prepayment penalty of $483,000 out of the Company’s unrestricted cash.
      The Note matures in October 2007, absent earlier redemption by us or earlier conversion by Laurus. Annual interest on the Note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest may not be less than six and one-half percent (6.5%), subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Interest on the Note is payable monthly in arrears on the first day of each month during the term of the Note, commencing November 2004. In addition, as of May 2005, we are required to make monthly principal payments of $104,000 per month. To the extent that funds are released from the restricted cash account prior to repayment in full of the unrestricted portion of the Note proceeds, the monthly payment amount may be increased by an amount equal to the amount released from the restricted cash account divided by the remaining number of monthly principal payments due on or prior to the maturity date. The Note is convertible into shares of our common stock at the option of Laurus and, in certain circumstances, at our option.
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
      As of December 31, 2005 and December 31, 2004, the derivatives were valued at $237,000 and $2,337,000, respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of December 31, 2005 and December 31, 2004, respectively: dividend yield of 0% and 0%; annual volatility of 89.78% and 70.5%; and risk free interest rate of 4.40% and 3.25% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The warrant was valued at $562,000 and $766,000 at December 31, 2005 and December 31, 2004, respectively, using the Binomial Option Pricing model with the following assumptions: dividend yield of 0% and 0%; annual volatility of 90.69% and 70.5%; risk-free interest rate of 4.36% and 3.94%; and exercise factor of 2 times and 2 times.
      Cash provided by financing activities during the twelve months ended December 31, 2003 was $283,000 primarily due to proceeds from employee stock option exercises and common stock purchased under the Employee Stock Purchase Plan.
      We have incurred significant losses for the last several years and at December 31, 2005 we had an accumulated deficit of $168,134,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved this year.
      Currently, our primary goal is to achieve profitability at the operating level. Our actions have been guided by this initiative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
      We believe our cash balance as of December 31, 2005 plus actions we have taken in 2006 to reduce sales, general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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

	Payments Due by Period

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Secured convertible term note(1)	$4,709	$3,666	$1,043	$—	$—
Secured convertible term note interest(1)(2)	479	447	32	—	—
Capital Lease Obligations	17	5	12	—	—
Short term note payable	16	16	—	—	—
Operating Leases	310	310	—	—	—

Total	$5,531	$4,444	$1,087	$—	$—

(1)	Payout amounts assume we will not be in default of the provisions in the secured convertible term note as discussed in Item 1A. Risk Factors. In May 2006, we repaid $2,417,000 of the Note’s restricted balance and related interest of $314,000. We have included those amounts in the less than 1 year column accordingly. In connection with the repayment, we were required to pay a prepayment penalty of $483,000 out of our unrestricted cash and this amount has not been included above.

(2)	Assumes 8.25% interest rate.
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

Revenue Recognition:
      We recognize revenue on product sales upon shipment of the products when the price is fixed or determinable and when collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.
      Revenues from sales to distributors and agents are recognized upon shipment when there is evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collection of the sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.
      We frequently loan lasers to hospitals in accordance with our loaned laser programs. Historically, we recognized revenue for loaned lasers utilizing the policy stated above. Under certain loaned laser programs we charged the customer an additional amount (the “Premium”) over the stated list price on our handpieces in exchange for the use of the laser or collected an upfront deposit that can be applied towards the purchase of a laser. Under these programs, the Premiums or deposits were recorded as deferred revenue and recognized into income generally in the lesser of: (a) the amount of the deferred premium as of the end of a month; or (b) the list price of a laser divided by 24 months.
      However, subsequent to December 31, 2005, we determined that these arrangements met the definition of a lease and should have been recorded under Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing our handpieces. After considering the provisions of SFAS No. 13, the Company has concluded that the amounts should be classified as operating leases. In addition, the Premium is considered contingent rent under Statement of Financial Accounting Standards No. 29 “Determining Contingent Rentals” (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved.
      Based on our analysis of the impact of lease accounting to our consolidated financial statements for each of the four quarters in the years ended December 31, 2003, 2004, and 2005 and for the years ended December 31, 2003 and 2004 we determined that the impact between our historical accounting and the application of lease accounting was insignificant for restatement. However, we have reclassified the loaned lasers as property, plant and equipment in the accompanying balance sheets. Such adjustment resulted in an increase to property, plant and equipment and a related decrease to inventories in the amount $87,000 at December 31, 2004. In addition, we have revised the statements of cash flows for the adjustments. For the year ended December 31, 2004, the adjustments resulted in an increase in depreciation and amortization expense in the amount of $32,000, a decrease in inventory reserves in the amount of $32,000, a decrease in the change in inventories of $73,000 and an increase in the cash used in the acquisition of property and equipment of $73,000. For the year ended December 31, 2003, the adjustments resulted in an increase in depreciation and amortization expense in the amount of $153,000, a decrease in inventory reserves in the amount of $153,000, an increase in the change of inventories in the amount of $27,000, and an increase in the cash used for acquisitions of property and equipment in the amount of $27,000.
      Beginning in January 2006, we will record these transactions as leases in compliance with SFAS No. 13.

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
     Quantitative Disclosures
      We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do have multiple embedded derivatives included in the Secured Convertible Term Note (the “Note”) entered into with Laurus Master Fund in October 2004. Pursuant to the Note agreement, a warrant to purchase an aggregate of 2.6 million shares of our common stock was issued to Laurus. This warrant, along with multiple embedded derivatives in the agreement, have been recorded at their fair value at the inception date of the agreement, October 27, 2004, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.
      The fair value of the warrant and derivatives is tied in a large part to our stock price. If our stock price increases between reporting periods, the warrant and derivatives become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.
      We are subject to interest rate risks on cash and cash equivalents and any future financing requirements. Our primary interest rate risk exposures relate to the impact of interest rate movements on our ability to obtain adequate financing to fund future operations. We are also exposed to interest rate risk on our note payable obligation resulting from the Secured Convertible Term Note. This Note bears an interest rate of prime plus 2%, and as such, is exposed to variability. In the future, the interest rate could be increased to levels that would have a material affect on our consolidated financial statements.

      The following table presents the future principal cash flows or amounts and related weighted average effective interest rates expected by year for our existing cash and cash equivalents and long-term debt instruments:

	2006	2007	2008	2009	2010	Total Fair Value

	In Thousands
Assets:
Cash, cash equivalents	$1,843	$—	$—	$—	$—	$1,843
Weighted average interest rate	5.0%	—	—	—	—	5.0%
Liabilities:
Fixed rate debt lease obligation	$5	$6	$6	$—	$—	$17
Weighted average interest rate	6.8%	6.8%	6.8%	—	—	6.8%
Variable rate note payable, net of restricted cash(1)	$1,249	$1,043	$—	$—	$—	$2,292
Weighted average effective interest rate(2)	25%	25%	—	—	—	25%

(1)	Payout amounts assume the Company will not be in default of the provisions in the secured convertible note as discussed in Item 1A. Risk Factors.

(2)	Includes interest expense at the prime rate plus 2%, accretion of the debt discount, and amortization of debt issuance costs relating to the Secured Convertible Term Note.

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

	Three Months Ended

	2005					2004

	March 31	June 30		Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per share data)
Net revenues	$2,991	$4,885		$4,392	$4,073	$4,041	$3,376	$2,837	$5,200
Gross profit	$2,386	$3,960		$3,583	$3,414	$3,488	$2,858	$2,338	$4,577
Operating income (loss)	$(1,708)	$(1,634	)(1)	$462	$388	$269	$(244)	$(928)	$1,400
Net income/(loss)	$(2,811)	$(858)		$807	$1,005	$267	$(264)	$(924)	$(398)
Net income/(loss):
Basic	$(0.07)	$(0.02)		$0.02	$0.02	$0.01	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.07)	$(0.02)		$0.01	$0.02	$0.01	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding — Basic	41,899	42,808		43,989	44,921	40,490	41,279	41,338	41,446
Weighted average shares outstanding — Diluted	41,899	42,808		54,537	45,098	41,204	41,279	41,338	41,446

(1)	In June 2005, we reported an operating loss of $1,034,000. However, we subsequently have determined that a $600,000 legal settlement originally included in non-operating expense should have been included in operating expenses. Therefore, we have changed the June 30, 2005 operating loss to reflect this reclassification.
      See Item 15 below and the Index therein for a listing of the consolidated financial statements and supplementary data filed as part of this report.
Recently Issued Accounting Standards
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement 3.” This statement replaces Accounting Principles Board (“APB”) Opinion No. 20 (“APB No. 20”), Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Reporting.” APB No. 20 required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 generally requires retrospective application to prior period’s financial statements of changes in accounting principle. SFAS No. 154 is effective in the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial condition or results of operations.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for us as of January 1, 2006. We will adopt SFAS No. 123(R) in the first fiscal quarter of 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
      Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the following material weakness in internal control over financial reporting.
      The Company did not maintain effective controls over cash disbursements. The Company determined that certain employee expense reports were not reviewed and the expenses were not authorized.
      In response to the material weakness above, the Company has implemented an appropriate level of review for each employee expense report and will implement a new expense policy that will specifically address the issues that were identified. Management believes that these procedures, implemented upon the identification of the material weakness, will allow the Company to maintain effective internal control over financial reporting.
      During the fiscal quarter ended December 31, 2005, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
Board of Directors
      The members of our Board of Directors and certain information about each of them as of June 30, 2006 is set forth below:

Name	Age	Position

Michael J. Quinn(1)	62	Chairman of the Board, President and Chief Executive Officer
Joseph R. Kletzel, II(2)(3)	56	Director, Interim Chief Operating Officer
Robert L. Mortensen(3)	72	Director
Marvin J. Slepian, M.D.(3)	50	Chief Scientific Officer, Director
Gary S. Allen, M.D.(3)	40	Director

(1)	Mr. Quinn’s employment was terminated by the Company on July 12, 2006. Although he remains a director, Mr. Quinn’s service as Chairman of the Board terminated as of July 12, 2006.

(2)	Mr. Kletzel was appointed the Company’s Chairman of the Board and interim Chief Executive Officer effective July 12, 2006.

(3)	Member of the Executive Committee of the Board of Directors.
      During 2005, Robert C. Strauss and Kurt E. Wehberg, M.D. served as members of the Board of Directors. Mr. Strauss resigned from the Board in July 2005 and Dr. Wehberg resigned from the Board in May 2006.
      The number of authorized Directors on our Board of Directors was six prior to May 22, 2006 at which time the Board of Directors reduced the authorized number of directors from six to five. All Directors hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Officers serve at the discretion of our Board of Directors and are appointed annually. There are no family relationships between or among any of our directors or officers.
      Michael J. Quinn served as our Chief Executive Officer, Chairman of the Board and Director from October 2000 until July 2006 and also served as President from October 2000 to May 2002 and from November 2003 to July 2006. From November 1999 to September 2000, Mr. Quinn served as Chief Executive Officer, President and a member of the Board of Directors for Premier Laser Systems, a manufacturer of surgical and dental products. From January 1998 to November 1999, Mr. Quinn served as President and Chief Operating Officer of Imagyn Medical Technologies, Inc., a manufacturer of minimally invasive surgical specialty products. From 1995 through December 1997, Mr. Quinn served as President and Chief Operating Officer of Fisher Scientific Company. Prior to 1995, Mr. Quinn held senior operating management positions at major healthcare organizations including American Hospital Supply Corporation, Picker International, Cardinal Health Group and Bergen Brunswig. From June 2005 to June 2006 Mr. Quinn served as a director of SynCardia Systems, Inc., of which Dr. Marvin Slepian is a founder and chief executive officer.
      Joseph R. Kletzel, II became a member of the Board in September 2001. Mr. Kletzel has served as interim Chief Operating Officer since his appointment by the Board in May 2006 and was appointed as interim Chief Executive Officer and Chairman of the Board in July 2006. Mr. Kletzel, II served as Senior Vice President of Operations from July 2005 until November 2005 at which time he went on a medical leave of absence but remained a director. From July 2004 to June 2005 Mr. Kletzel was the Senior Vice President, General Manager — Pacific Division. Mr. Kletzel has been a member of the Board since September 2001. From 1998 to 2002, Mr. Kletzel served as Chief Operating Officer for Advanced Tissue Sciences in La Jolla, California, where he was responsible for the daily operations, as well as all aspects of product & clinical research and development, the management of strategic alliances, regulatory and information technology functions. Mr. Kletzel’s previous positions include President of the Research Division of Fisher Scientific

International in Pittsburgh, Pennsylvania from 1996-1998 and President and COO of Devon Industries in Chatsworth, California from 1992-1996. He received his BS in Biology at Villanova University and is a retired Captain from the U.S. Marine Corps.
      Robert L. Mortensen has served as one of our directors since April 1992. In May 2006, Mr. Mortensen joined the Board of Directors of Mobius Photonics, a new company focused on developing a cutting edge fiber laser product. Mr. Mortensen was also a member of the Board of Directors of Lightwave Electronics Corporation until May 2005 when the Company was acquired. In 1984, Mr. Mortensen founded Lightwave Electronics Corporation, a solid-state laser company, and until his retirement in 2001 was either President or Chairman of the Board of that company. Mr. Mortensen holds an M.B.A. from Harvard University.
      Marvin J. Slepian, M.D. became a member of our Board of Directors in December 2003. Since 1991, Dr. Slepian has taught medicine at the University of Arizona and currently serves as a Professor of Medicine and Director of Interventional Cardiology at the Saver Heart Center at the University of Arizona. Dr. Slepian is also the founder and chief executive officer of SynCardia Systems, Inc., a privately-held company that is developing a complete artificial heart for patients with end-stage heart disease. He was also one of the founders of Focal, Inc., a publicly-traded company that developed novel polymer-based therapeutics for surgery and angioplasty, including the world’s fist synthetic tissue sealant. Focal Inc. was acquired by Genzyme, Inc. in April 2001. Dr. Slepian has served as the Company’s Chief Scientific Officer since August 2004 but is not an employee of the Company. Dr. Slepian received a Bachelor of Arts degree from Princeton University in 1977 and a Medical Doctor degree from the University of Cincinnati College of Medicine in 1981. He did his residency in internal medicine at NYU School of Medicine/ Bellevue Hospital where he was also chief resident. In addition, Dr. Slepian was a Clinical and Research Fellow in the Cardiology Division of the John Hopkins University School of Medicine and participated in a second fellowship in interventional Cardiology at the Cleveland Clinic Foundation.
      Gary S. Allen, MD became a member of the Board in October 2005. Dr. Allen is affiliated with Cardiovascular Surgeons, P.A. of Orlando, Florida and serves as the Chief of Cardiothoracic Surgery at Osceola Regional Medical Center in Kissimmee, Florida. He earned his Bachelor’s Degree in Biochemistry from Skidmore College, his Medical Degree from Albany Medical College and completed his general surgery training and residency at the University of Texas Healthcare Sciences Center in Houston, Texas. Dr. Allen completed an NIH granted Post Doctoral fellowship at the University of Utah Artificial Heart Research Laboratory) and his cardiothoracic surgery fellowship at the University of Utah, Salt Lake City. His professional affiliations include the Society of Thoracic Surgeons, the Florida Society of Thoracic Surgeons, the International Society for Minimally Invasive Cardiac Surgery and the Southern Thoracic Society. Dr. Allen is also a member of the Scientific Advisory Boards of ESTECH and Alsius Corporation.
Executive Officers
      See Part I, Item 1 of this Annual Report on Form 10-K for certain information regarding our executive officers.
Audit Committee
      During 2005, Cardiogenesis had an Audit Committee consisting of Robert L. Mortensen and Robert C. Strauss. However, following Mr. Strauss’ resignation from the Board in July 2005, the entire Board of Directors of the Company served as the audit committee. Since the termination of Mr. Quinn’s employment in July 2006, the Executive Committee of the Board of Directors, consisting of Dr. Allen, Mr. Kletzel, Mr. Mortensen and Dr. Slepian has served as the Company’s audit committee. Mr. Mortensen is an “independent director” as that term is defined by the listing standards of the National Association of Securities Dealers, Inc. During his term on the Audit Committee, Mr. Strauss was an “independent director” and had been determined by the Board of Directors to be a “audit committee financial expert” as defined by the Securities and Exchange Commission by virtue of his experience as chief executive officer, president and/or chief financial officer of other operating companies as described in the biographical information provided above. Although the Board of Directors intends to identify potential independent Board candidates to serve as an “audit committee financial expert,” pending identification and election of one or more such candidates, the Company will not have an “audit committee financial expert” serving on the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that, except as indicated below, all of our executive officers, directors and ten percent shareholders complied with all applicable filing requirements during 2005, except as disclosed herein.
      Gerald Arthur failed to timely file a Form 4 with respect to the grant of an option to purchase 40,000 shares of common stock on January 14, 2005. Mr. Arthur subsequently filed the requisite Form 4 on March 21, 2005.
      Janet Fauls, a former officer of the Company, failed to timely file a Form 3/A as a result of her appointment as Vice President of Regulatory, Quality and Clinical Affairs on February 26, 2004. Ms. Fauls subsequently filed the requisite Form 3/A on May 17, 2005. In addition, Ms. Fauls failed to timely file a Form 4 with respect to the grant of an option to purchase 40,000 shares of common stock on January 14, 2005. Ms. Fauls subsequently filed the requisite Form 4 on March 21, 2005.
      Joseph Kletzel, II failed to timely file a Form 4 with respect to the grant of an option to purchase 20,000 shares of common stock on January 14, 2005. Mr. Kletzel subsequently filed the requisite Form 4 on March 21, 2005.
      Lee Langford, a former officer of the Company, failed to timely file a Form 3 as a result of his appointment as Vice President, General Manager of Central Area on March 10, 2005. Mr. Langford subsequently filed the requisite Form 3 on March 23, 2005. In addition, Mr. Langford failed to timely file a Form 4 with respect to the grant of an option to purchase 1,250 shares of common stock on September 28, 2005 and with respect to the grant of an option to purchase 5,000 shares of common stock on October 20, 2005. Mr. Langford subsequently filed the requisite Forms 4 on December 21, 2005.
      Richard Lanigan failed to timely file a Form 4 with respect to the grant of an option to purchase 75,000 shares of common stock on January 14, 2005. Mr. Lanigan subsequently filed the requisite Form 4 on March 21, 2005.
      John McIntyre failed to timely file a Form 4 with respect to the acquisition of 12,893 shares of common stock on November 15, 2005. Mr. McIntyre subsequently filed the requisite Form 4 on December 21, 2005.
      Christine Ocampo, a former officer of the Company, failed to timely file a Form 4 with respect to the grant of an option to purchase 75,000 shares of common stock on January 14, 2005. Ms. Ocampo subsequently filed the requisite Form 4 on March 21, 2005.
      Michael Quinn failed to timely file a Form 4 with respect to the grant of an option to purchase 200,000 shares of common stock on January 14, 2005. Mr. Quinn subsequently filed the requisite Form 4 on March 21, 2005.
      Henry Rossell, Jr. failed to timely file a Form 4 with respect to the grant of an option to purchase 75,000 shares of common stock on January 14, 2005. Mr. Rossell subsequently filed the requisite Form 4 on March 21, 2005. In addition, Mr. Rossell failed to timely file a Form 4 with respect to the grant of options to purchase 3,750, 2,500, and 5,000 shares of common stock on August 9, 2005, September 2, 2005, and September 27, 2005, respectively. Mr. Rossell subsequently filed the requisite Forms 4 on December 21, 2005. Mr. Rossell also failed to timely file a Form 4 with respect to the grant of options to purchase 3,750 shares of common stock on each of December 8, 2005 and January 20, 2005. Mr. Rossell subsequently filed the requisite Forms 4 on April 28, 2006.

      Charles Scarano failed to timely file a Form 3 as a result of his appointment as Vice President, General Manager of International Division on March 10, 2005. Mr. Scarano subsequently filed the requisite Form 3 on March 24, 2005.
      Gary Allen failed to timely file a Form 3 with respect to his appointment to the Board of Directors on October 28, 2005. Dr. Allen subsequently filed the requisite Form 3 on January 3, 2006. In addition, Dr. Allen failed to timely file a Form 4 with respect to the grant of an option to purchase 4,500 shares of common stock on April 17, 2006. Dr. Allen subsequently filed the requisite Form 4 on April 28, 2006.
Code of Ethics
      Cardiogenesis has a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Conduct covers all officers, directors, and employees and is available on our website at www.cardiogenesis.com/about/history.cfm.

Item 11.	Executive Compensation.
Executive Officer Compensation
      The following table sets forth certain information concerning the compensation for the past three fiscal years of (i) each person who served as our Chief Executive Officer during 2005, (ii) the other four most highly compensated executive officers who were serving as executive officers at the end of 2005, and (iii) one additional individual who served as an executive officer during 2005 and who would have been one of the four most highly compensated officers in (ii) above had he been serving in such capacity at the end of 2005.
Summary Compensation Table

						Long Term
						Compensation
						Awards

						Securities
		Annual Compensation		Other		Underlying
	Fiscal			Compensation		Options/SARs
Name and Principal Position	Year	Salary($)	Bonus($)	($)		(#)

Michael J. Quinn	2005	$417,000	$205,000	$14,000	(1)	200,000
Former Chief Executive Officer, President	2004	410,000	90,000	7,000	(2)	155,000
and Chairman of the Board	2003	388,000	80,000	7,000	(2)	439,008
Christine G. Ocampo(3)	2005	191,000	50,000	10,000	(4)	75,000
Former Chief Financial Officer, Senior	2004	175,000	25,000	6,000	(5)	50,000
Vice President and Treasurer	2003	136,000	20,000	5,000	(6)	94,138
Richard P. Lanigan	2005	262,000	60,000	13,000	(7)	75,000
Senior Vice President of Operations	2004	250,000	40,000	7,000	(2)	50,000
	2003	224,000	30,000	7,000	(2)	233,134
Henry R. Rossell	2005	187,000	101,000	13,000	(7)	90,000
Senior Vice President of Domestic Sales	2004	175,000	25,000	7,000	(2)	50,000
	2003	175,000	—	4,000	(8)	150,000
Charles J. Scarano	2005	162,000	44,000	9,000	(9)	15,000
Senior Vice President of Marketing	2004	82,000	—	1,000	(10)	—
Joseph R. Kletzel, II(11)	2005	143,000	63,000	7,000	(2)	40,000
Director and Interim Chief Executive	2004	89,000	26,000	500	(12)	—
Officer and Chief Operating Officer

(1)	Mr. Quinn’s employment was terminated by the Company on July 12, 2006. Although he remains a director, Mr. Quinn’s service as Chairman of the Board terminated as of July 12, 2006. Mr. Quinn’s 2005 Other Compensation includes $13,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(2)	Includes $6,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(3)	Effective April 5, 2006, Christine G. Ocampo resigned as an officer and employee of Cardiogenesis Corporation.

(4)	Includes $9,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(5)	Includes $5,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(6)	Includes $4,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(7)	Includes $12,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(8)	Includes $3,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(9)	Includes $8,000 in contributions to the Company’s 401(k) plan and $1,000 in life insurance premiums.

(10)	Includes $500 in contributions to the Company’s 401(k) plan and $500 in life insurance premiums.

(11)	Effective May 22, 2006, the Board of Directors of the Company appointed Joseph R. Kletzel II, a director of the Company, as interim Chief Operating Officer, and effective July 12, 2006, as its Chairman and interim Chief Executive Officer.

(12)	Includes $500 in life insurance premiums.
Option Grants in Fiscal Year 2005
      The following table sets forth information regarding grants of options to purchase shares of our common stock made to the executive officers named in the Summary Compensation Table above during the year ended December 31, 2005.
Option Grants in Fiscal 2005 Fiscal Year Individual Grants(1)

		Percentage of			Potential Realizable
	Number of	Total			Value at Annual Rates of
	Securities	Options			Stock Price Appreciation
	Underlying	Granted to	Exercise		for Option Term(2)
	Options	Employees in	Price per	Expiration
Name	Granted	Fiscal Year	Share	Date	5%	10%

Michael J. Quinn	200,000	19%	$0.54	1/14/2015	$67,921	$172,124
Christine G. Ocampo	75,000	7%	$0.54	1/14/2015	$25,470	$64,546
Richard P. Lanigan	75,000	7%	$0.54	1/14/2015	$25,470	$64,546
Henry R. Rossell	3,750	0.4%	$0.42	12/8/2015	$991	$2,510
Henry R. Rossell	5,000	0.5%	$0.49	9/27/2015	$1,541	$3,905
Henry R. Rossell	2,500	0.2%	$0.54	9/2/2015	$849	$2,152
Henry R. Rossell	3,750	0.4%	$0.61	8/9/2015	$1,439	$3,646
Henry R. Rossell	75,000	7%	$0.54	1/14/2015	$25,470	$64,547
Charles J. Scarano	15,000	1%	$0.54	1/14/2015	$5,094	$12,909
Joseph R. Kletzel, II	20,000	2%	$0.54	1/14/2015	$6,792	$17,212

(1)	Each of these options was granted pursuant to our Stock Option Plan. Options to purchase a total of 1,036,250 shares of common stock were granted to our employees in the year ended December 31, 2005.

(2)	In accordance with the rules of the Securities and Exchange Commission, shown are the hypothetical gains or “option spreads” that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our Common Stock.

Options Exercises in Fiscal Year and Year End Option Values
      The following table sets forth certain information concerning options that were exercised during, or held at the end of, the year ended December 31, 2005 by each of the executive officers named in the Summary Compensation Table above during the year ended December 31, 2005.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares		Fiscal Year-End (#):		Fiscal Year-End ($) (1):
	Acquired on	Value
	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael J. Quinn	100,000	$9,000	1,631,091	37,917	$18,901	$—
Christine G. Ocampo	—	—	200,750	6,167	$—	$—
Richard P. Lanigan	—	—	530,800	20,834	$13,313	$—
Henry R. Rossell	—	—	262,500	27,500	$10,000	$—
Charles J. Scarano	—	—	45,000	35,000	$—	$—
Joseph R. Kletzel, II	—	—	70,000	50,000	$—	$—

(1)	The value for an “in the money” option represents the difference between the exercise price of such option and $0.42, the closing price of Cardiogenesis’ Common Stock on December 30, 2005, multiplied by the total number of shares subject to the option.
Employment Contracts of Executive Officers
      Prior to his termination as an officer and employee on July 12, 2006, Michael J. Quinn was subject to an employment agreement. Pursuant to the terms of his employment contract, Mr. Quinn was eligible to receive his base salary and certain other benefits, including (i) an annual bonus determined by the Board of Directors, (ii) options or other rights to acquire our common stock, under terms and conditions determined by the Board of Directors. Under the terms of such employment contract, to the extent Mr. Quinn is determined to have been terminated without cause, he would be entitled to receive certain severance benefits which include payment of annual salary and continuation of insurance benefits for the remainder of his employment term or three years (which ever is longer).
Compensation Committee Interlocks and Insider Participation
      From January until March 2005, the Compensation Committee of Cardiogenesis’ Board of Directors was composed of two directors: Robert C. Strauss and Marvin J. Slepian, M.D. From March 2005 until Dr. Wehberg’s resignation as a director in May 2006, the Compensation Committee was comprised of Kurt E. Wehberg, M.D. and Marvin J. Slepian, M.D. Dr. Slepian has served as the Company’s Chief Scientific Officer since August 2004 but is not an employee of the Company. Dr. Slepian and Dr. Wehberg each received certain consulting fees and expense reimbursements in 2005. See “Certain Transactions” below. The Board of Directors has not yet named a replacement member of the Compensation Committee and the Compensation Committee has taken no actions and held no meetings since Dr. Wehberg’s resignation. Pending the addition of at least one more member of the Compensation Committee, the Executive Committee of the Board of Directors is expected to perform the functions of the Compensation Committee. In 2005, Michael J. Quinn, a current director and our former Chairman, Chief Executive Officer and President, served on the Board of Directors of SynCardia Systems, Inc., a privately-held company that is developing a complete artificial heart for patients with end-stage heart disease. Dr.Slepian is founder and chief executive officer of SynCardia Systems, Inc.
      Other than as described above, no member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Report of the Compensation Committee of the Board of Directors
      The following is the Report of the Cardiogenesis Compensation Committee, describing the compensation policies and rationale applicable to the compensation paid to such executive officers for the year ended December 31, 2005. The information contained in the report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.
      The Compensation Committee (the “Committee”) of the Board of Directors generally reviews the Company’s executive compensation policies, evaluates the performance of executive officers and makes recommendations to the Board of Directors as to the compensation of the executive officers of the Company. In addition, the Committee administers Cardiogenesis’ various incentive plans, including the Stock Option Plan and the Employee Stock Purchase Plan. The following is a report of the Committee describing compensation policies and rationale applicable with respect to the compensation paid to Cardiogenesis’ executive officers for the fiscal year ended December 31, 2005.

Compensation Philosophy
      Cardiogenesis’ executive compensation programs are designed to attract, motivate and retain executives who will contribute significantly to the long-term success of Cardiogenesis and the enhancement of shareholder value. In addition to base salary, certain elements of total compensation are payable in the form of variable incentive plans tied to the performance of Cardiogenesis and the individual, and in the equity-based plans designed to closely align executive and shareholder interests.

Base Salary
      Base salary for executives, including that of the chief executive officer, is set according to the responsibilities of the position, the specific skills and experience of the individual and the competitive market for executive talent. In order to evaluate the competitive position of Cardiogenesis’ salary structure, the Committee makes reference to publicly available compensation information and informal compensation surveys obtained by management with respect to cash compensation and stock option grants to officers of comparable companies in Cardiogenesis’ industry and its geographic location. Executive salary levels are set to approximate average rates, with the intent that superior performance under incentive bonus plans will enable the executive to elevate total cash compensation levels that are above average of comparable companies. Subject to the terms of any employment agreements, the Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities.

Compensation to Chief Executive Officer in 2005
      Mr. Michael Quinn, Cardiogenesis’ former Chief Executive Officer, was employed pursuant to the terms of a written employment agreement. In 2005 Mr. Quinn received a base salary of $417,000. Mr. Quinn’s base salary was initially established by the Board of Directors at the time of his initial employment agreement in September 2001 based on the Board’s perception of Mr. Quinn’s operational experience and history in the marketing and sale of products. Subsequent increases being periodically implemented pursuant to the terms of his employment agreement. In addition, Mr. Quinn was paid a bonus of $205,000 in 2005.

Stock Option Plan, Stock Purchase Plan and Certain Other Compensation
      The Committee believes that Cardiogenesis’ Stock Option Plan is an essential tool to link the long-term interests of shareholders and employees, especially executive management, and serves to motivate executives to make decisions that will, in the long run, give the best returns to shareholders. Stock options are generally granted when an executive joins Cardiogenesis, with subsequent grants also taking into account the individual’s performance and the vesting status of previously granted options. These options typically vest over a three year period and are granted at an exercise price equal to the fair market value of Cardiogenesis’ Common Stock at the date of grant. The sizes of initial option grants are based upon the position, responsibilities and expected contribution of the individual. This approach is designed to maximize shareholder value over a long term, as no benefit is realized from the option grant unless the price of Cardiogenesis’ Common Stock has increased over a number of years.
      In addition to the Stock Option Plan, executive officers are eligible to participate in Cardiogenesis’ Employee Stock Purchase Plan. This plan allows employees to purchase Cardiogenesis’ Common Stock at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or the fair market value at the end of the purchase period.
      Other elements of executive benefits include life and long-term disability insurance, medical benefits and a 401(k) plan with an employer matching contribution for the fiscal year ended December 31, 2005 All such benefits are available to all regular, full-time employees of Cardiogenesis. Cardiogenesis also has maintained a Management Incentive Compensation Program for officers and certain other management positions, pursuant to which bonuses may be paid subject to Cardiogenesis attaining certain bonus targets.
      The foregoing report has been furnished by the Compensation Committee of the Board of Directors of Cardiogenesis.

Compensation Committee

Marvin J. Slepian, M.D.
Director Compensation
      For serving on the Board of Directors, non-employee directors receive fees of $2,500 per board meeting and $500 per committee meeting, provided such committee meeting does not occur on the same day as a board meeting. We also have a Director Stock Option Plan for non-employee directors. In 2005, directors Marvin Slepian, M.D., Robert L. Mortensen and Kurt Wehberg, M.D. were each granted an option to purchase an aggregate of 7,500 shares of Common Stock upon re-election to our Board of Directors in July 2005. Gary S. Allen, M.D. was granted an option to purchase 22,500 shares of common stock when he became a member of the Board of Directors in October 2005.
Certain Relationships and Related Transactions
      During 2005, we paid Dr. Slepian $4,161 for his involvement in various projects and reimbursed him $2,000 for related expenses. We also paid Dr. Wehberg $12,514 in 2005 for his proctoring services and involvement in tradeshows. In addition, during 2005 we paid Dr. Allen a total of $81,641 for his consulting services and involvement in our TMR and Pearl studies, a significant portion of which was earned prior to his appointment as a member of our Board of Directors.
      In 2005, Mr. Quinn’s daughter was employed as the Company’s Director of Corporate Events and Communications and received total cash compensation of $83,296. In 2005, Mr. Kletzel’s son was employed as Director of Sales of the Company and received total cash compensation of $277,030.

Stock Performance Graph
      The Stock Performance Graph below shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference in any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference.
      The following graph and accompanying table sets forth Cardiogenesis’ total cumulative shareholder return as compared to the NASDAQ Stock Market — Total Return Index (the “NASDAQ Total Return Index”) and the NASDAQ Stock Market — Medical Devices, Instruments and Supplies, Manufacturers and Distributors Total Return Index (the “NASDAQ Medical Devices Index”) from December 31, 2000 through December 31, 2005. Total shareholder return assumes $100 was invested at the beginning of the period in the Common Stock of Cardiogenesis, the stocks represented in the NASDAQ Total Return Index and the stocks represented in the NASDAQ Medical Devices Index, respectively. Total return also assumes reinvestment of dividends. Cardiogenesis has paid no dividends on its Common Stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CARDIOGENESIS CORPORATION,
NASDAQ MARKET INDEX AND NASDAQ MEDICAL DEVICES
ASSUMES $100 INVESTED ON DEC. 31, 2000
ASSUMED DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2005

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The table below sets forth information known to us regarding the beneficial ownership of our common stock as of June 30, 2006; by each of the following:

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

	Shares of Common Stock
	Beneficially Owned(1)

		Percentage
Name of Beneficial Owner	Number	Ownership(2)

5% Shareholders:
Perkins Capital Management, Inc.(3)	5,763,700	12.7%
730 East Lake Street
Wayzata, MN 55391
Non-Employee Directors:
Robert L. Mortensen(4)	191,196	*
Marvin J. Slepian, M.D.(5)	135,000	*
Gary S. Allen, M.D.(6)	390,916	*
Named Executive Officers:
Michael J. Quinn(7)(8)	2,006,380	4.3%
Christine G. Ocampo(9)	20,000	*
Richard P. Lanigan(10)	601,106	1.3%
Henry R. Rossell, Jr(11)	278,750	*
Charles J. Scarano(12)	73,333	*
Joseph R. Kletzel, Sr.(13)	212,222	*
All directors and executive officers as a group (12 persons)(14)	4,383,428	9.0%

*	Less than 1%.

(1)	Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named owner has the sole voting and investment power with respect to such owner’s shares (other than shares subject to options). Amount shares beneficially owned includes shares which are subject to options that are currently, or within sixty days following June 30, 2006, will be, exercisable.

(2)	Percentage ownership is based on 45,244,194 shares of Common Stock outstanding as of June 30, 2006.

(3)	The number of shares of Common Stock beneficially owned or of record has been determined solely from information reported on a Schedule 13G as of January 27, 2006.

(4)	Includes 165,000 shares of Common Stock subject to stock options held by Mr. Mortensen that are exercisable within 60 days of June 30, 2006.

(5)	Includes 135,000 shares of Common Stock subject to stock options held by Dr. Slepian that are exercisable within 60 days of June 30, 2006.

(6)	Includes 19,166 shares of Common Stock subject to stock options held by Dr. Allen that are exercisable within 60 days of June 30, 2006.

(7)	Mr. Quinn’s employment was terminated on July 12, 2006. His address is 31132 Via Consuelo, Coto de Caza, CA 92679

(8)	Includes 1,603,730 shares of Common Stock subject to stock options held by Mr. Quinn that are exercisable within 60 days of June 30, 2006.

(9)	Ms. Ocampo served as the Chief Executive Officer and Senior Vice President of the Company until her resignation on April 5, 2006. Share numbers represent shares of Common Stock subject to options that are exercisable within 60 days of June 30, 2006. The exercise period for such options expires on July 5, 2006.

(10)	Includes 565,523 shares of Common Stock subject to stock options held by Mr. Lanigan that are exercisable within 60 days of June 30, 2006.

(11)	Includes 278,750 shares of Common Stock subject to stock options held by Mr. Rossell that are exercisable within 60 days of June 30, 2006.

(12)	Includes 73,333 shares of Common Stock subject to stock options held by Mr. Scarano that are exercisable within 60 days of June 30, 2006.

(13)	Includes 212,222 shares of Common Stock subject to stock options held by Mr. Kletzel that are exercisable within 60 days of June 30, 2006.

(14)	Represents shares of Common Stock beneficially owned by all directors, named executive officers, and other executive officers of the Company as of June 30, 2006, as a group. Includes options to purchase an aggregate of 3,425,252 shares of Common Stock exercisable within 60 days of June 30, 2006.
Equity Compensation Plan Information
      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005, including the 1996 Stock Option Plan, as amended in July 2005, and the 1996 Director Stock Option Plan, as amended in July 2005.

	(a)	(b)	(c)	(d)

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available for
	Upon Exercise of	Exercise Price of	Issuance Under Equity	Total of Securities
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding	Reflected in Columns
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))	(a) and (c)

Stock Option Plans Approved by Shareholders(1)	4,537,000	$1.10	4,142,000	8,679,000
Other Equity Compensation Plans Approved by Shareholders(2)	—	—	—	—
Equity Compensation Plans Not Approved by Shareholders(3)	6,090,000	$0.95	N/A	6,090,000

Total	10,627,000		4,142,000	14,769,000

(1)	Consists of the Cardiogenesis Corporation Stock Option Plan, Employee Stock Purchase Plan and Director Stock Option Plan.

(2)	Consists of the Cardiogenesis Corporation Employee Stock Purchase Plan. The Employee Stock Purchase Plan enables employees to purchase the Company’s common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued pursuant to the Employee Stock Purchase Plan during a given six month period and the purchase price of such shares cannot be determined in advance.

(3)	Consists of 75,000 shares of common stock at a price of $1.63 per share in connection with a facilities lease agreement executed in 2001, 275,000 shares of common stock at exercise prices ranging from $0.35 to $0.44 per share in connection with a credit facility, 3,100,000 shares at a price of $1.37 in conjunction with a private equity offering, 2,640,000 shares of common stock at a price of $0.50 per share in connection with the secured convertible note agreement.

Item 13.	Certain Relationships and Related Transactions.
      During 2005, we paid Dr. Slepian $4,161 for his involvement in various projects and reimbursed him $2,000 for related expenses. We also paid Dr. Wehberg $12,514 in 2005 for his proctoring services and involvement in tradeshows. In addition, during 2005 we paid Dr. Allen a total of $81,641 for his consulting services and involvement in our TMR and Pearl studies, a significant portion of which was earned prior to his appointment as a member of our Board of Directors.
      In fiscal 2005, Mr. Quinn’s daughter was employed as the Company’s Director of Corporate Events and Communications and received total cash compensation of $83,296. In 2005, Mr. Kletzel’s son was employed as Director of Sales of the Company and received total cash compensation of $277,030.

Item 14.	Principal Accountant Fees and Services.
Audit Fees
      The following is a description of fees paid to Cardiogenesis’ independent registered public accounting firms for each of the past two fiscal years. PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm until July 5, 2005 at which time it was replaced by Corbin & Company, LLP (“Corbin”).

	2004	2005

Audit Fees	$189,680	$82,200
Audit-Related Fees	93,292	93,837
Tax Fees	39,914	—
All Other Fees	1,500	6,250

Total PwC Fees	$324,386	$182,287

      Audit fees represent amounts paid for professional services rendered for the audit of Cardiogenesis’ financial statements for such periods and the review of the financial statements included in Cardiogenesis’ Quarterly Reports on Form 10-Q during such periods. In 2005, $20,200 was related to PwC and $62,000 was related to Corbin.
      Audit Related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including services related to registration of securities sold by the Company during the year in question. In 2005, all amounts were related to PwC.
      Tax fees were for the aggregate fees billed for professional services rendered by PwC for tax compliance services.
      In 2004, all other fees consist of an annual subscription to PwC Comperio, an online library of authoritative financial reporting and assurance literature. In 2005, all amounts were related to PwC and included the annual subscription to PwC Comperio, fees for the transition to Corbin as our auditors, and fees related to foreign legal assistance.
Audit Committee Policies and Procedures for Preapproval of Audit and Non-Audit Services
      The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. In the absence of a full Audit Committee, the Board of Directors or the Executive Committee of the Board, performed the functions of the Audit Committee and followed the pre-approval policies previously approved by the Audit Committee. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee (or the Board or Executive Committee, as applicable) is requested, if any. The Audit Committee (or the Board or Executive Committee, as applicable) reviews these requests and advises management if the Audit Committee approves the engagement of the independent registered public accounting firm.
      The Audit Committee (or the Board or Executive Committee, as applicable) pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to the exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Executive Committee of the Board of Directors has considered whether the services provided by its independent registered public accounting firm are compatible with maintaining the independence of the independent registered public accounting firm and has concluded that the independence of both PwC and Corbin is maintained and is not compromised by the services provided.
PART IV

Item 15.	Exhibits and Financial Statement Schedule.
      (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

Page

	Reports of Independent Registered Public Accounting Firms	F-2
	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-5
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-7
	Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedule
	The following financial statement schedule is filed herewith Schedule II — Valuation and Qualifying Accounts	F-27

(3)	Exhibits.
The exhibits listed under Item 15(b) are filed or incorporated by reference herein
      (b) Exhibits.
      The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION

By:	/s/ JOSEPH R. KLETZEL, II

Joseph R. Kletzel, II
Interim Chief Executive Officer,
Interim Chief Operating Officer
Chairman of the Board and Director
(Principal Executive Officer)
Date: August 21, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH R. KLETZEL, II Joseph R. Kletzel, II	Interim Chief Executive Officer, Interim Chief Operating Officer, Chairman and Director (Principal Executive Officer)	August 21, 2006

/s/ WILLIAM R. ABBOTT William R. Abbott	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 21, 2006

/s/ GARY S. ALLEN, M.D. Gary S. Allen, M.D.	Director	August 21, 2006

/s/ ROBERT L. MORTENSEN Robert L. Mortensen	Director	August 21, 2006

/s/ MARVIN J. SLEPIAN, M.D. Marvin J. Slepian, M.D.	Director	August 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors
Cardiogenesis Corporation and Subsidiaries
      We have audited the accompanying consolidated balance sheet of Cardiogenesis Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) (2) for the year ended December 31, 2005. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiogenesis Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Corbin & Company, LLP

Corbin & Company, LLP
Irvine, California
August 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cardiogenesis Corporation
      In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2004 (listed in the index appearing under Item 15(a)(1)) present fairly, in all material respects, the financial position of Cardiogenesis Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2004 and 2003, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Orange County, California
March 16, 2005

CARDIOGENESIS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,843	$4,740
Accounts receivable, net of allowance for doubtful accounts of $212 and $11 at December 31, 2005 and 2004	3,067	3,578
Inventories, net of inventory reserve of $391 and $402 at December 31, 2005 and 2004	2,724	1,695
Prepaids and other current assets	320	513

Total current assets	7,954	10,526
Property and equipment, net	904	688
Restricted cash	2,508	2,884
Other assets	1,172	1,585

Total assets	$12,538	$15,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,077	$893
Accrued liabilities	1,055	1,263
Deferred revenue	394	658
Current portion of note payable	16	—
Current portion of capital lease obligation	5	5
Current portion of secured convertible term note and related obligations	4,769	800

Total current liabilities	7,316	3,619
Capital lease obligation, less current portion	12	18
Other long-term liability	344	496
Secured convertible term note and related obligations, net	—	6,815

Total liabilities	7,672	10,948

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,102 and 41,500 shares issued and outstanding at December 31, 2005 and 2004, respectively	173,000	171,012
Accumulated deficit	(168,134)	(166,277)

Total shareholders’ equity	4,866	4,735

Total liabilities and shareholders’ equity	$12,538	$15,683

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except
	per share amounts)
Net revenues	$16,341	$15,454	$13,518
Cost of revenues	2,998	2,193	2,295

Gross profit	13,343	13,261	11,223

Operating expenses:
Research and development	1,725	1,442	1,944
Sales, general and administrative	14,110	11,322	9,590

Total operating expenses	15,835	12,764	11,534

Operating income (loss)	(2,492)	497	(311)
Other income (expense):
Interest expense	(569)	(135)	(44)
Interest income	162	48	7
Non-cash interest expense	(1,414)	(176)	—
Change in fair value of derivative	2,100	(1,263)	—
Other non-cash income (expense)	356	(290)	—

Total other income (expense)	635	(1,816)	(37)

Net loss	(1,857)	(1,319)	(348)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	43,414	41,152	37,303

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

	(In thousands)
Balances, December 31, 2002	37,121	$168,321	$(164,610)	$3,711
Issuance of common stock pursuant to exercise of options	607	294	—	294
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	131	88	—	88
Issuance of common stock purchase warrants	—	75	—	75
Net loss	—	—	(348)	(348)

Balances, December 31, 2003	37,859	168,778	(164,958)	3,820
Issuance of common stock pursuant to exercise of options	317	184	—	184
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	184	87	—	87
Issuance of common stock for cash	3,140	2,304	—	2,304
Reclassification of stock purchase warrants to long-term liabilities	—	(341)	—	(341)
Net loss	—	—	(1,319)	(1,319)

Balances, December 31, 2004	41,500	171,012	(166,277)	4,735

Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	273	126	—	126
Issuance of common stock for option exercises	146	47	—	47
Issuance of common stock related to conversions	3,183	1,815	—	1,815
Net loss	—	—	(1,857)	(1,857)

Balances, December 31, 2005	45,102	$173,000	$(168,134)	$4,866

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,857)	$(1,319)	$(348)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	(2,456)	1,553	—
Accretion related to discount on notes payable	827	141	—
Depreciation and amortization	512	260	414
Loss on conversion of debt	387	—	—
Provision for doubtful accounts	213	19	26
Inventory reserves	—	—	45
Interest expense accrued on note payable	255	77	—
Amortization of other assets	194	195	195
Amortization of debt issuance costs	200	66	44
Reduction of clinical trial accrual	—	(152)	(601)
Changes in operating assets and liabilities:
Accounts receivable	298	(1,767)	105
Inventories	(1,070)	(402)	122
Prepaids and other current assets	488	259	202
Other assets	19	(157)	(103)
Accounts payable	184	17	(365)
Accrued liabilities	(298)	256	(316)
Customer deposits	—	(25)	(25)
Deferred revenue	(264)	85	(48)

Net cash used in operating activities	(2,368)	(894)	(653)

Cash flows from investing activities:
Acquisition of property and equipment	(687)	(474)	(107)

Net cash used in investing activities	(687)	(474)	(107)

Cash flows from financing activities:
Decrease in restricted cash, net of interest income	376	—	—
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	173	271	307
Net proceeds from sale of common stock to private entities	—	2,304	—
Payments on short term borrowings	(278)	(351)	—
Net proceeds from issuance of long-term debt	—	2,875	—
Repayment of note payable	(107)	—	—
Repayments of capital lease obligations	(6)	(4)	(24)

Net cash provided by financing activities	158	5,095	283

Net (decrease) increase in cash and cash equivalents	(2,897)	3,727	(477)
Cash and cash equivalents at beginning of year	4,740	1,013	1,490

Cash and cash equivalents at end of year	$1,843	$4,740	$1,013

Supplemental schedule of cash flow information:
Interest paid	$146	$10	$19

Taxes paid	$30	$41	$23

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock purchase warrants	$—	$—	$75

Legally restricted proceeds from issuance of long-term debt	$—	$2,877	$—

Issuance of common stock from conversion of debt and accrued interest	$1,427	$—	$—

Financing of insurance premiums	$295	$350	$—

The accompanying notes are an integral part of these consolidated financial statements

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations:
      Cardiogenesis Corporation (“Cardiogenesis” or the “Company”) was founded in 1989 to develop, manufacture and market surgical lasers and accessories for the treatment of disease. Currently, Cardiogenesis’ emphasis is on the development and manufacture of products used for transmyocardial revascularization (“TMR”) and percutaneous myocardial channeling (“PMC”), which are cardiovascular procedures. PMC was formerly referred to as percutaneous myocardial revascularization (“PMR”). The new name PMC more literally depicts the immediate physiologic tissue effect of the Cardiogenesis PMC system to ablate precise, partial thickness channels into the heart muscle from the inside of the left ventricle.
      Cardiogenesis markets its products for sale primarily in the U.S., Europe and Asia. Cardiogenesis operates in a single segment.
      These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has sustained significant operating losses for the last several years and may continue to incur losses through 2006. Management believes its cash and cash equivalents balance as of December 31, 2005 is sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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

Use of Estimates:
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) the allowance for doubtful accounts, inventory reserves, warranty obligations, asset impairment valuations and income tax valuations.

Reclassifications:
      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Cash and Cash Equivalents:
      All highly liquid instruments purchased with a maturity of three months or less at the time of purchase are considered cash equivalents.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash:
      In conjunction with the secured convertible term note, $2,877,250 of the amounts received by the Company was deposited in a restricted cash account. For the years ended December 31, 2005 and 2004, the Company earned $84,000 and $7,000, respectively, of interest income related to this balance, which is also restricted. Funds deposited in the restricted cash account will only be released to the Company, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by Cardiogenesis subject to certain stock price requirements and trading volume limitations. See Note 7.

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

Accounting for the Impairment or Disposal of Long-Lived Assets:
      The Company assesses potential impairment of finite lived, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows. The amount of impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underperformance relative to historic or projected future operating results. The Company did not identify any asset impairment as of December 31, 2005.

Fair Value of Financial Instruments:
      The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, trade accounts payable, accrued liabilities, capital leases and the secured convertible term note and related embedded derivatives. The carrying amounts of certain of Cardiogenesis’ financial instruments including cash and cash equivalents, accounts receivable, trade accounts payable, and accrued liabilities approximate fair value due to their short maturities. The fair value of the embedded derivatives related to the Secured Convertible Term Note and related obligations was determined using the Binomial Option Pricing Model.

Derivative financial instruments:
      The Company’s derivative financial instruments consist of embedded derivatives related to the $6,000,000 Secured Convertible Term Note (“Note”). These embedded derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that the Company record the derivatives at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005 and 2004, the derivatives were valued at $237,000 and $2,337,000, respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of December 31, 2005 and 2004, respectively: dividend yield of 0% and 0%; annual volatility of 89.78% and 70.50%; and risk free interest rate of 4.40% and 3.25% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as current liabilities at December 31, 2005 and long-term liabilities at December 31, 2004. See Note 7.

Revenue Recognition:
      Cardiogenesis recognizes revenue on product sales upon shipment of the products when the price is fixed or determinable and when collection of sales proceeds is reasonably assured. Where purchase orders allow customers an acceptance period or other contingencies, revenue is recognized upon the earlier of acceptance or removal of the contingency.
      Revenues from sales to distributors and agents are recognized upon shipment when there is evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collection of the sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.
      The Company frequently loans lasers to hospitals in accordance with its loaned laser programs. Historically, the Company recognized revenues for loaned lasers utilizing the policy stated above. Under certain loaned laser programs the Company charged the customer an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser or collected an upfront deposit that can be applied towards the purchase of a laser. Under these programs, the Premiums or deposits were recorded as deferred revenue and recognized into income generally in the lesser of: (a) the amount of the deferred premium as of the end of a month; or (b) the list price of a laser divided by 24 months.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      However, subsequent to December 31, 2005, the Company determined that these arrangements met the definition of a lease and should have been recorded under Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. After considering the provisions of SFAS No. 13, the Company has concluded that the amounts should be classified as operating leases. In addition, the Premium is considered contingent rent under Statement of Financial Accounting Standards No. 29 “Determining Contingent Rentals” (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved.
      Based on the Company’s analysis of the impact of lease accounting to its consolidated financial statements for each of the four quarters in the years ended December 31, 2003, 2004, and 2005 and for the years ended December 31, 2003 and 2004, the Company determined that the impact between its historical accounting and the application of lease accounting was insignificant for restatement. However, the Company has reclassified the loaned lasers as property, plant and equipment in the accompanying balance sheets. Such adjustment resulted in an increase to property, plant and equipment and a related decrease to inventories in the amount $87,000 at December 31, 2004. In addition, the Company has revised the statements of cash flows for the adjustments. For the year ended December 31, 2004, the adjustments resulted in an increase in depreciation and amortization expense in the amount of $32,000, a decrease in inventory reserves in the amount of $32,000, a decrease in the change in inventories of $73,000 and an increase in the cash used in the acquisition of property and equipment of $73,000. For the year ended December 31, 2003, the adjustments resulted in an increase in depreciation and amortization expense in the amount of $153,000, a decrease in inventory reserves in the amount of $153,000, an increase in the change of inventories in the amount of $27,000, and an increase in the cash used for acquisitions of property and equipment in the amount of $27,000.
      Beginning in January 2006, the Company will record these transactions as leases in compliance with SFAS No. 13.

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

Advertising:
      Cardiogenesis expenses all advertising as incurred. Cardiogenesis’ advertising expenses were $739,000, $573,000 and $80,000 for 2005, 2004, and 2003, respectively. Advertising expenses include fees for website design and hosting, reprints from medical journals, promotional materials and sales sheets.

Income Taxes:
      Cardiogenesis accounts for income taxes using the asset and liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect for the

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation:
      The Company accounts for non-employee stock-based compensation under SFAS No. 123 “Accounting For Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company’s common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company will adopt SFAS No. 123(R) in the first fiscal quarter of 2006.
      SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123(R), the Company plans to use the modified prospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a negative impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.
      At December 31, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 10). During the years ended December 31, 2005, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying consolidated statements of operations, as all

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.
      Had compensation cost for the Company’s stock based employee compensation plans been determined based on the fair value of the options at the grant date for awards consistent with the provisions of SFAS No. 123, Cardiogenesis’ net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net loss as reported	$(1,857)	$(1,319)	$(348)
Stock-based employee compensation	(303)	(482)	(1,135)

Pro forma net loss	$(2,160)	$(1,801)	$(1,483)

Basic and diluted net loss per share as reported	$(0.04)	$(0.03)	$(0.01)
Pro forma basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.04)
Weighted average basic and diluted shares outstanding	43,414	41,152	37,303
      The above pro-forma disclosures are not necessarily representative of the effects on reported net income or loss for future years. The aggregate fair value and weighted average fair value per share of options granted in the years ended December 31, 2005, 2004 and 2003 were $349,000, $593,000 and $651,000, and $0.32, $0.63 and $0.33, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

Expected life of option	4.43 years	7 years	7 years
Risk-free interest rate	3.93%	3.7%	3.68%
Expected dividends	—	—	—
Expected volatility	88%	79%	151%
      The aggregate fair value and weighted average fair value per share of purchase rights under the Employee Stock Purchase Plan (“ESPP”) in fiscal years 2005, 2004 and 2003 were $73,000, $45,000 and $55,000, and $0.19, $0.34, and $0.43, respectively. The fair value for the purchase rights under the ESPP is estimated using the Black-Scholes option pricing model, with the following assumptions for the rights granted in 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.93%	3.7%	3.68%
Expected dividends	—	—	—
Expected volatility	88%	79%	151%
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

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options at each financial date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value.

Net Income (Loss) Per Share:
      Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method and convertible notes payable using the “as-if converted”.
      Options to purchase 4,537,000, 4,177,000 and 4,070,000 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively. The range of per share exercise prices for these options was $0.32-$12.6875 for 2005, 2004 and 2003. Warrants to purchase 75,000 shares of common stock at $1.63 per share were outstanding as of December 31, 2005 and 2004. Warrants to purchase 275,000 shares of common stock at prices ranging from $0.35 to $0.44 per share were outstanding as of December 31, 2005 and 2004. Warrants to purchase 3,100,000 shares of common stock at $1.37 per share were outstanding at December 31, 2005 and 2004. In addition, warrants to purchase 2,640,000 shares of common stock at $0.50 per share were also outstanding at December 31, 2005 and 2004. At December 31, 2005 and 2004, the convertible note payable balance was $4,709,000 and $6,000,000, respectively. The Note is convertible at $0.50 per share subject to certain downward adjustments due to decreases in the Company’s stock price. None of the options, warrants or convertible notes were included in the calculation of diluted loss per share because the exercise prices were greater than the average stock price used in the calculation and the effect would be anti-dilutive.

Recently Issued Accounting Standards:
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement 3.” This statement replaces Accounting Principles Board (“APB”) Opinion No. 20 (“APB No. 20”), Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Reporting.” APB No. 20 required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 generally requires retrospective application to prior period’s financial statements of changes in accounting principle. SFAS No. 154 is effective in the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on the Company’s consolidated financial condition or results of operations.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company will adopt SFAS No. 123(R) in the first fiscal quarter of 2006.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories:
      Inventories consist of the following (in thousands):

	December 31,

	2005	2004

Raw materials	$683	$710
Work in process	192	183
Finished goods	1,849	802

	$2,724	$1,695

4.	Property and Equipment:
      Property and equipment consists of the following (in thousands):

	December 31,

	2005	2004

Computers and equipment	$3,212	$3,031
Manufacturing and demonstration equipment	2,240	2,240
Leasehold improvements	193	193
Loaned lasers	3,417	3,447

	9,062	8,911
Less accumulated depreciation and amortization	(8,158)	(8,223)

	$904	$688

      Equipment under capital lease of $28,000 and $28,000, net of accumulated amortization of $11,000 and $7,000 at December 31, 2005 and 2004, respectively, is included in computers and equipment.

5.	Other Assets:
      Other assets consist of the following (in thousands):

	December 31,

	2005	2004

Debt issuance costs, net	$181	$381
Licensing fee for PMC, net	925	1,119
Rental security deposit	66	85

	$1,172	$1,585

      On January 5, 1999, Cardiogenesis entered into an Agreement (“the PLC agreement”) with PLC Systems, Inc. (“PLC”), which granted Cardiogenesis a non-exclusive worldwide use of certain PLC patents. In return, Cardiogenesis agreed to pay PLC a fee totaling $2,500,000 over an approximately forty-month period. The present value of these payments of $2,300,000 was recorded as a prepaid asset, included in other assets, and is being amortized over the life of the underlying patents. The Company has included the related amortization expense in sales, general and administrative expenses in the accompanying consolidated statements of operations. The Company has recorded related accumulated amortization of $1,363,000 and $1,168,000 as of December 31, 2005 and 2004, respectively. The patent is being amortized straight-line at a rate of approximately $195,000 per year through 2010.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The patents covered in the PLC agreement are valuable to the Company’s Percutaneous Myocardial Channeling (“PMC”) product line. The PMC product line is not approved for sale in the United States but is sold internationally. If PMC product sales are not substantial and consistent in the future, the Company may suffer an impairment of the asset’s value.
      In connection with the October 2004 financing transaction discussed in Note 7, the Company capitalized debt issuance costs of $417,000. The costs are being amortized over the life of the note using the effective interest method. The total amortization expense related to the debt issuance costs was $200,000 and $66,000 for 2005 and 2004 respectively. These expenses are included in non-cash interest expense in the accompanying consolidated statements of operations.

6.	Accrued Liabilities:
      Accrued liabilities consist of the following (in thousands):

	December 31,

	2005	2004

Accrued accounts payable and related expenses	$123	$200
Accrued vacation	238	206
Accrued commissions	279	602
Accrued other	415	255

	$1,055	$1,263

7.	Secured Convertible Term Note and Related Obligations:
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
      Under certain circumstances, the Note agreement could result in conversion of the Company’s common stock at conversion prices that are low enough that the shares required would be in excess of the shares currently authorized by the Company. If the Company was in a situation where the current shares authorized were not sufficient to cover the conversion amount, a cash payment would be required. Since there is a possibility that a cash payment would be required, certain features of the Note as well as other equity related instruments have been recorded as liabilities on the Company’s consolidated balance sheets.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The $6,000,000 Note includes certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

•	The Note is convertible at the holder’s option at any time at the fixed conversion price of $.50 per share. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s consolidated balance sheets at its fair value;

•	Beginning May 2005, the Company is required to make monthly principal payments of $104,000 per month. The monthly payment as well as related accrued interest must be converted to common stock at the fixed conversion price of $0.50 if the fair value of the Company’s common stock is greater than $0.55 per share for the 5 days preceding the payment due date. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

•	Restricted cash must be converted at a fixed conversion price of $0.50 per share if the fair value of the Company’s common stock is greater than 125%, 150% or 175% (each threshold must meet higher trading volume limits) of the initial fixed conversion price of $0.50 per share. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s consolidated balance sheets at its fair value;

•	Annual interest on the Note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest may not be less than six and one-half percent (6.5%). For every 25% increase in the Company’s common stock fair value above $0.50 per share, the interest rate will be reduced by 2%. The interest rate may never be reduced below 0%. Interest on the Note is payable monthly in arrears on the first day of each month during the term of the Note, beginning November 2004. The potential interest rate reduction due to future possible increases in the Company’s stock price has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s consolidated balance sheets at its fair value;

•	The Note agreement includes a liquidated damages provision based on any failure to meet registration requirements for shares issuable under the conversion of the note or exercise of the warrants by February 2005. This liquidated damages feature represented an embedded derivative, however since the Company has met the registration requirements, this derivative is no longer valid.

•	The Note agreement contains certain events of default including delinquency, bankruptcy, change in control and stop trade or trade suspension. In the event of default, Laurus has the right to call the debt at a 30% premium, increase the note rate to the stated rate, increase the note rate by an additional 12%, foreclose on the collateral, and/or seek other remedies. Laurus’ right to increase the interest rate on the debt in the event of default represents an embedded derivative. However, based on the de minimus value associated with this feature, no value has been assigned at issuance and at December 31, 2005. Pursuant to the terms of the Note, an event of default includes a suspension of trading of the Company’s common stock on the OTC Bulletin Board which remains uncured within thirty (30) days of notice of the suspension. To the extent that the delisting is deemed a “suspension of trading” and the Company is unable to have its common stock listed on the OTC Bulletin Board within such thirty day period, the Company will be in default of its obligations under the Note. If an event of default occurs under the Note, interest on the Note will accrue at the default rate which is the then current prime rate plus 12% per annum until the default is cured. In addition, the holder of the Note will have the right to accelerate the Note and declare it immediately due and payable and exercise its rights as a secured creditor under applicable law and the security agreement with the Company, including the right to foreclose upon the assets of the Company securing the Note, which constitute substantially all of the Company’s assets. Based on the above, the Company has classified the entire balance of the secured

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible term note and related obligations as current at December 31, 2005. In addition, to mitigate the financial consequences of any possible default, in May 2006, the Company repaid approximately $2,417,000 of the outstanding principal amount of the Note out of the restricted cash account created for the benefit of Laurus and the Company. In connection with the repayment, the Company was required to pay a prepayment penalty (equal to 20% of the amount to be repaid) out of the Company’s unrestricted cash.
      In conjunction with the Note, the Company issued a warrant to purchase 2,640,000 shares of common stock. The accounting treatment of the derivatives and warrant requires that the Company record the derivatives and the warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005 and December 31, 2004, the derivatives were valued at $237,000 and $2,337,000, respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of December 31, 2005 and December 31, 2004, respectively: dividend yield of 0% and 0%; annual volatility of 89.78% and 70.5%; and risk free interest rate of 4.40% and 3.25% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as current liabilities at December 31, 2005 and long-term liabilities at December 31, 2004. See Note 7.
      The warrant was valued at $562,000 and $766,000 at December 31, 2005 and 2004, respectively, using the Binomial Option Pricing model with the following assumptions: dividend yield of 0% and 0%; annual volatility of 90.69% and 70.5%; risk-free interest rate of 4.36% and 3.94%; and exercise factor of 2 times and 2 times. The fair value of this warrant is included in the Secured Convertible Term Note and related obligations on the consolidated balance sheets and the change in the fair value is included in other non-cash income (expense) on the consolidated statements of operations.
      The initial relative fair value assigned to the embedded derivative was $1,075,000 and the initial relative fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and are being recorded at fair market value at each balance sheet date. The fair values of the derivative at December 31, 2005 and 2004, were $237,000 and $2,337,000, respectively. The fair values of the warrant at December 31, 2005 and 2004, were $562,000 and $766,000, respectively. In addition, the initial relative fair value assigned to the discount on the note payable was $1,706,000 and the initial value of the debt issue costs was $417,000, both of which were recorded as discounts to the Note and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At December 31, 2005 and 2004, the unamortized discount on the Note was $739,000 and $1,488,000, respectively. The weighted average effective interest rate on the Note for the years ended December 31, 2005 and 2004, was 25%.
      Future principal obligations due under the Note, net of restricted cash and assuming the Company will not be in default of the provisions in the secured convertible note as discussed above, are as follows:

Year Ending December 31,

2006	1,249,000
2007	1,043,000

Total	$2,292,000

      The market price of the Company’s common stock significantly impacts the extent to which the Company is permitted to convert the unrestricted and restricted portions of the Laurus debt into shares of the Company’s common stock. The lower the market price of the Company’s common stock as of the respective

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
times of conversion, the more shares the Company will need to issue to Laurus to convert the principal and interest payments then due on the unrestricted portion of the debt. If the market price of the Company’s common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company’s operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the unrestricted portion of the Laurus debt.
      Further, prior to the full repayment of the unrestricted portion of the Laurus debt, the Company will only be able to require conversions of the remaining restricted cash amount of $2,508,000 to the extent the market price of the Company’s common stock exceeds certain levels. To the extent that the market price of the Company’s common stock does not reach such specified levels, the Company will be not be entitled to take possession of any of the restricted cash during the term of the Laurus note. The restricted portion of the debt will continue to accrue interest during the entire period that the Company is unable to require conversion. In addition, to the extent that conversions of the restricted portion of the debt are not effected during the term of the Note, the Company has only a limited ability to convert a specified amount of the restricted debt (subject to meeting certain minimum market price thresholds and volume requirements), and the Company will be required to repay the remaining restricted principal and interest in cash. The cash required to pay such principal amounts payable would come from the restricted cash and any such interest amounts payable would most likely be paid from available cash, which may not be sufficient to repay the amounts due.
      The following table presents a reconciliation between the principal amount of the Note and the current and long term carrying amount of the Note on the consolidated balance sheets:

	December 31,	December 31,
	2005	2004

Principal Note balance	$6,000	$6,000
Principal conversions	(1,184)	—
Cash payments	(107)	—

Total secured convertible term note	4,709	6,000
Unamortized discount on Note	(739)	(1,488)
Derivative valuation	237	2,337
Warrant valuation	562	766

Total secured convertible term note and related obligations	$4,769	$7,615

      During the year ended December 31, 2005, the Company issued an aggregate of 3,182,754 shares of its common stock in connection with the conversion of $1,427,354 in principal and accrued interest on the Note. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price. In the year ended December 31, 2005, the total loss associated to the Laurus conversions was $387,000 and is included in the Statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

8.	Long-term Liabilities:
      In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At December 31, 2005 and 2004, the fair value of this warrant was $344,000 and $496,000 and is classified in the

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated balance sheets as the other long-term liability and the change in the fair value is included in other non-cash income (expense) on the consolidated statements of operations.

9.	Commitments and Contingencies:

Operating Lease
      Cardiogenesis has entered into a non-cancelable operating lease for an office facility with terms extending through October 2006. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,

2006	310

$310

      Rent expense was approximately $362,000, $359,000, and $547,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation
      In November 2003, the Company’s employment relationship with Darrell Eckstein, the former President, Chief Operating Officer, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary was terminated. In connection with the termination of his employment and his employment agreement with the Company, Mr. Eckstein brought a breach of contract claim (among other claims) against the Company whereby he sought unspecified monetary damages. On August 9, 2005, the Company entered into a settlement agreement with Mr. Eckstein with respect to all of his claims against the Company. The Company denied any wrongdoing as part of the settlement. The total settlement amount was $600,000 and was charged to expense in June 2005. In the Company’s Form 10Q for the quarters ended June 30, 2005 and September 30, 2005, the Company included this expense in the non-operating income (expense) line item on the consolidated statements of operations. However, based on further review, for the year ended December 31, 2005, the expense has been included in the sales, general and administrative line item in the consolidated statement of operations. In accordance with the settlement agreement, the Company paid $400,000 in August 2005 and $200,000 in January 2006. Pursuant to the terms of the settlement agreement, the Company received a release of all claims.
      On July 12, 2006, the Company terminated Michael Quinn as Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. Mr. Quinn has subsequently alleged wrongful termination and a breach of his employment agreement and has indicated that he believes he is entitled to monetary damages in excess of $4,750,000 plus other, non-economic damages, including punitive damages. As of July 22, 2006, the Company had not been informed of the initiation of any formal legal proceedings.

10.	Shareholders’ Equity:

Issuances of Common Stock:
      In January 2004, Cardiogenesis sold approximately 3,100,000 shares of common stock to private investors for a total price of $2,700,000.
      During the year ended December 31, 2005, the Company issued an aggregate of 3,182,754 shares of its common stock in connection with the conversion of $1,427,354 in principal and accrued interest on the Note. See Note 7.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended December 31, 2005, the Company issued 146,388 shares of common stock for $47,210 in connection with the exercise of options.
      During the year ended December 31, 2005, the Company issued 272,697 shares of common stock for $103,691 in connection with purchases under the ESPP (see below).

Warrants:
      During the year ended December 31, 2001, the Company issued warrants to purchase 75,000 shares of common stock at a price of $1.63 per share in connection with a facilities lease agreement executed in 2001. The warrants were fair valued at $94,000 using the Black-Scholes pricing model and are being amortized over the five-year lease term. For the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization charges to rent expense of $19,000 per year in connection with these warrants. The warrants expired in May 2006 and were outstanding at December 31, 2005.
      During the year ended December 31, 2003, the Company issued five-year warrants to purchase 275,000 shares of common stock at exercise prices ranging from $0.35 to $0.44 per share in connection with a credit facility that was executed in March 2003 and canceled in March 2004. The warrants were fair valued at $75,000 using the Black-Scholes pricing model. For the year ended December 31, 2004, the Company recorded amortization of $31,000 in connection with these warrants. The warrants were fully amortized in 2004 when the credit facility was cancelled. The warrants expire in March 2008 and were outstanding at December 31, 2005.
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
      During the years ended December 31, 2005, 2004 and 2003, no warrants were exercised, forfeited or cancelled.
      With the signing of the Laurus agreement in October 2004, the Company no longer had enough authorized shares to cover potential conversion of every equity instrument currently outstanding. Under EITF 00-19, it is assumed that there may be a circumstance that cash payment may have to be made by the Company to compensate the holder of these instruments, if authorized shares are not available. Therefore, in October 2004, the Company recognized a liability of $341,000 for the value of the warrant to purchase 3,100,000 shares of common stock at the date of the signing of the agreement with Laurus. At December 31, 2004 the value of the warrant had increased to $496,000 and an expense of $155,000 included in “Other non-cash expense” on the income statement for to “mark to market” the value of the warrant. At December 31, 2005, the warrant was valued at $496,000. In addition, the Company recognized a liability of $631,000 for the value of the warrant to purchase 2,640,000 shares of common stock at the date of the signing of the agreement with Laurus. At December 31, 2004 the value of the warrant had increased to $766,000 and an expense of $135,000 included in “Other non-cash expense” on the income statement to “mark to market” the value of the warrant. At December 31, 2005, the warrant was valued at $562,000.

Options Granted to Consultants:
      At December 31, 2005, 2004, 2003, options for consultants to purchase a total of 70,000, 70,000 and 57,000 shares of common stock, respectively, at exercise prices ranging from $0.50 to $1.40 per share were outstanding. The terms under which stock options are exercised are the same as Cardiogenesis’ Stock Option

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan which is described below. Substantially all of these options were exercisable at the date of grant. These options are included in the Stock Option Plan disclosures below.

Options Granted to Employees:
      During the years ended December 31, 2005 and 2004, the Company issued options to purchase 1,081,250 and 941,000 shares of the Company’s common stock to certain officers, directors and employees. During the years ended December 31, 2005, 2004 and 2003, no compensation expense was recognized in the accompanying consolidated statements of operations for these options issued under APB 25.

Shareholder Rights Plan:
      The Company’s articles of incorporation authorize the board of directors, subject to any limitations prescribed by law, to issue shares of preferred stock in one or more series without shareholder approval. On August 17, 2001 the Company adopted a shareholder rights plan, as amended, and under the rights plan, the board of directors declared a dividend distribution of one right for each outstanding share of common stock to shareholders of record at the close of business on August 30, 2001. Pursuant to the Rights Agreement, in the event (a) any person or group acquires 15% or more of the Company’s then outstanding shares of voting stock (or 21% or more of the Company’s then outstanding shares of voting stock in the case of State of Wisconsin Investment Board), (b) a tender offer or exchange offer is commenced that would result in a person or group acquiring 15% or more of the Company’s then outstanding voting stock, (c) the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or (d) 50% or more of the Company’s consolidated assets or earning power are sold, then the holders of the Company’s common stock are entitled to exercise the rights under the Rights Plan, which include, based on the type of event which has occurred, (i) rights to purchase preferred shares from the Company, (ii) rights to purchase common shares from the Company having a value twice that of the underlying exercise price, and (iii) rights to acquire common stock of the surviving corporation or purchaser having a market value of twice that of the exercise price. The rights expire on August 17, 2011, and may be redeemed prior thereto at $0.001 per right under certain circumstances.

Stock Option Plan:
      Cardiogenesis maintains a Stock Option Plan, which includes the Employee Program under which incentive and nonstatutory options may be granted to employees and the Consultants Program, under which nonstatutory options may be granted to consultants of the Company. As of December 31, 2005, Cardiogenesis had reserved a total of 11,100,000 shares of common stock for issuance under this plan. Under the plan, options may be granted at not less than fair market value, as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

Directors’ Stock Option Plan:
      Cardiogenesis maintains a Directors’ Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 2005, Cardiogenesis had reserved 1,025,000 shares of common stock for issuance under this plan. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally vest over twelve to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan:
      Cardiogenesis maintains an Employee Stock Purchase Plan (“ESPP”), under which 1,678,400 shares of common stock have been reserved for issuance. Cardiogenesis adopted the ESPP in April 1996. The purpose of the ESPP is to provide eligible employees of Cardiogenesis with a means of acquiring common stock of Cardiogenesis through payroll deductions. Eligible employees are permitted to purchase common stock at 85% of the fair market value through payroll deductions of up to 15% of an employee’s compensation, subject to certain limitations. During fiscal years 2005, 2004 and 2003, approximately 273,000, 184,000 and 131,000 shares, respectively, were sold through the ESPP.
      Option activity under the Stock Option Plan and the Directors Stock Option Plan is as follows (in thousands, except per share amounts):

		Outstanding Options

			Weighted
	Shares		Average
	Available	Number	Price per
	for Grant	of Shares	Share

Balance, December 31, 2002	1,320	3,477	$1.74
Additional shares reserved	1,500	—	—
Options granted	(2,034)	2,034	$0.52
Options forfeited	834	(834)	$1.46
Options exercised	—	(607)	$0.48

Balance, December 31, 2003	1,620	4,070	$1.37
Additional shares reserved	1,800	—	—
Options granted	(941)	941	$0.87
Options forfeited	487	(487)	$1.72
Options expired	30	(30)	$1.44
Options exercised	—	(317)	$0.58

Balance, December 31, 2004	2,996	4,177	$1.28

Additional shares reserved	1,650	—	—
Options granted	(1,081)	1,081	$0.55
Options forfeited	567	(567)	$1.97
Options expired	10	(10)	$1.67
Options exercised	—	(146)	$0.32

Balance, December 31, 2005	4,142	4,537	$1.10

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the Company’s stock options outstanding and exercisable under the Stock Option Plan and the Director’s Stock Option Plan at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

	(In thousands)			(In thousands)
$0.32 - $ 0.46	554	8.92	$0.32	538	$0.32
$0.48 - $ 0.54	779	9.41	$0.53	682	$0.51
$0.56 - $ 0.83	1,079	8.08	$0.66	752	$0.68
$0.84 - $ 1.16	948	7.02	$1.00	906	$1.00
$1.17 - $ 1.40	257	7.01	$1.27	250	$1.27
$1.68 - $ 3.88	791	5.03	$1.82	791	$1.82
$4.00 - $ 6.94	74	3.24	$6.29	74	$6.29
$7.43 - $11.50	55	2.10	$9.78	55	$9.78

	4,537	7.04	$1.10	4,048	$1.16

      The Company’s stock options exercisable under the Stock Option Plan and the Director’s Stock Option Plan at December 31, 2005 and 2004 were 4,048,000 and 3,407,000 shares, respectively.

11.	Employee Retirement Plan:
      Cardiogenesis maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors. For the years ended December 31, 2005, 2004 and 2003, $234,000, $115,000 and $85,000 of employer contributions were made to the plan, respectively.

12.	Segment Disclosures
      The Company operates in one segment. The principal markets for the Company’s products are in the United States. International sales occur in Europe, Canada and Asia and amounted to $676,000, $483,000 and $415,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The international sales represent 4%, 3% and 3% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of international sales are denominated in Euros and any related foreign currency gains and losses are considered insignificant.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes:
      Significant components of Cardiogenesis’ deferred tax assets are as follows (in thousands):

	December 31

	2005	2004

Net operating losses	$54,496	$53,751
Credits	3,648	3,627
Research and development	991	748
Reserves	637	355
Accrued liabilities	288	1,099
Depreciation/Amortization	350	195

Net deferred tax asset	60,410	59,775
Less valuation allowance	(60,410)	(59,775)

Net deferred tax assets	$—	$—

      The Company has established a valuation allowance to the extent of its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet dates that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
      As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $155,232,000 and $31,144,000, respectively, to offset future taxable income. In addition, the Company had federal and state credit carryforwards of approximately $2,532,000 and $1,467,000 available to offset future tax liabilities. The Company’s net operating loss carryforwards, as well as federal credit carryforwards, will expire at various dates beginning in 2008 through 2024, if not utilized. Research and experimentation credits carry forward indefinitely for state purposes. The Company also has manufacturers investment credits for state purposes of approximately $223,000.
      The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering and the merger with Cardiogenesis resulted in changes in ownership which could restrict the utilization of the carryforwards.
      Income tax expense for each of the three years ended December 31, 2005 represented current state minimum taxes of $800 per year.

14.	Risks and Concentrations:
      Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2005, three customers individually accounted for 23%, 13%, and 10% of gross accounts receivable. For the years ended December 31, 2005, 2004 and 2003, no customer individually accounted for 10% or more of net revenues.
      At December 31, 2005 and 2004, the Company had amounts on deposit with financial institutions in excess of the federally insured limits of $100,000.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

15.	Subsequent Events:
      From January 1 through June 30, 2006, the Company issued 56,000 shares of common stock in connection with purchases under the ESPP and 116,000 shares in connection with the exercise of options.
      On July 12, 2006, the Company terminated Michael Quinn as Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. Mr. Quinn has subsequently alleged wrongful termination and a breach of his employment agreement and has indicated that he believes he is entitled to monetary damages in excess of $4,750,000 plus other, non-economic damages, including punitive damages. As of July 22, 2006, the Company had not been informed of the initiation of any formal legal proceedings.

CARDIOGENESIS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
	of Period	Additions(1)	Deductions(2)	Period

	(In thousands)
Inventory reserve:
Year ended December 31, 2003
Inventory reserve	$361	$198	$186	$373
Year ended December 31, 2004
Inventory reserve	$373	$32	$3	$402
Year ended December 31, 2005
Inventory reserve	$402	$—	$11	$391
Valuation allowance relating to deferred tax asset:
Year ended December 31, 2003
Valuation allowance	$62,460	$—	$2,824	$59,636
Year ended December 31, 2004
Valuation allowance	$59,636	$139	$—	$59,775
Year ended December 31, 2005
Valuation allowance	$59,775	$929	$—	$60,704
Allowance for doubtful accounts:
Year ended December 31, 2003
Allowance for doubtful accounts	$449	$26	$449	$26
Year ended December 31, 2004
Allowance for doubtful accounts	$26	$19	$34	$11
Year ended December 31, 2005
Allowance for doubtful accounts	$11	$213	$12	$212

(1)	Charged to costs and expenses.

(2)	Amounts written off against the reserve.
      THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

EXHIBIT INDEX

Exhibit No.		Description

3	.1.1(1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996
3	.1.2(2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3	.1.3(3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3	.1.4(4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3	.2(5)	Amended and Restated Bylaws

4	.1(6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4	.2(7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4	.3(8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4	.4(9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4	.5(10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4	.6(11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4	.7(12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4	.8(13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4	.9(14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4	.10(15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4	.11(16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4	.12(17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10	.1(18)*	Form of Indemnification Agreement by and between the Company and each of its officers and directors

10	.2(32)*	Stock Option Plan, as amended and restated July 2005

10	.3(32)*	Director Stock Option Plan, as amended and restated July 2005

10	.4(32)*	Employee Stock Purchase Plan, as amended and restated July 2005

10	.5(19)	Facilities Lease for the Company’s executive offices in Foothill Ranch, California

10	.6(20)*	401(k) Plan, as restated January 1, 2005

10	.8(21)*	Description of the Stock Option Plan

10	.9(22)*	Description of the Director Stock Option Plan

10	.10(23)*	Form of Stock Option Agreement for Executive Officers under the Stock Option Plan

10	.11(24)*	Form of Grant Notice under the Stock Option Plan

10	.12(25)*	Form of Stock Option Agreement for Directors under the Director Stock Option Plan

10	.13(26)*	Form of Grant Notice under the Director Stock Option Plan

10	.14(27)(28)*	Employment Agreement, dated as of September 27, 2001, between the Company and Michael J. Quinn

Exhibit No.		Description

10	.15(29)(28)*	Amendment No. 1 to Employment Agreement, dated July 3, 2002, between the Company and Michael J. Quinn

10	.16(30)(28)*	Amendment No. 2 to Employment Agreement, dated May 19, 2003, between the Company and Michael J. Quinn

10	.17(30)(28)*	Amendment No. 3 to Employment Agreement, dated March 16, 2005, between the Company and Michael J. Quinn

10	.18(31)(28)*	Form of Employment Agreement, dated October 28, 2005, between the Company and Michael J. Quinn

10	.19(32)*	Confidentiality and Intellectual Property Agreement, dated October 30, 2005, between the Company and Michael J. Quinn

21	.1(32)	List of Subsidiaries

23	.1(32)	Consent of PricewaterhouseCoopers LLP

23	.2(32)	Consent of Corbin & Company LLP

31	.1(32)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2(32)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(32)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 33-03770), filed May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed April 18, 1996

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/ A filed August 16, 2001

(20)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed March 31, 2005

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(22)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(23)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(24)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(25)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(26)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(27)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on April 16, 2002

(28)	The Registrant is currently investigating issues relating to the validity and effectiveness of the October 28, 2005 Employment Agreement filed as Exhibit 10.18 to this Annual Report on Form 10-K. Accordingly, the Registrant has filed both that Agreement and the original Employment Agreement (and amendments) with Michael J. Quinn

(29)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2002

(30)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 31, 2005

(31)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2005

(32)	Filed herewith