Form 10QSB
period 2006-03-31
CARDIOGENESIS CORP /CA
filed 2006-08-21
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
Commission file number 0-28288

CARDIOGENESIS CORPORATION
(Exact name of small business issuer as specified in its charter)

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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as of the latest practicable date.
45,273,701 shares of Common Stock, no par value as of July 31, 2006
     Transitional Small Business Disclosure Format (Check One): Yes☐ No☑

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

March 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$2,953
Accounts receivable, net of allowance for doubtful accounts of $297	2,598
Inventories, net of reserves of $350	2,337
Prepaids and other current assets	295
Restricted cash	2,537

Total current assets	10,720
Property and equipment, net	856
Other assets, net	1,075

Total assets	$12,651

Current liabilities:
Accounts payable	$730
Accrued liabilities	1,339
Deferred revenue	616
Notes payable	64
Current portion of capital lease obligation	5
Secured convertible term note and related obligations, net of discount	4,944

Total current liabilities	7,698
Capital lease obligation, less current portion	11
Other long term liability	503

Total liabilities	8,212

Commitments and Contingencies
Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—
Common stock:
no par value; 75,000 shares authorized; 45,274 shares issued and outstanding	173,120
Accumulated deficit	(168,681)

Total shareholders’ equity	4,439

Total liabilities and shareholders’ equity	$12,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Net revenues	$4,849	$2,991
Cost of revenues	890	605

Gross profit	3,959	2,386

Operating expenses:
Research and development	356	350
Sales, general and administrative	3,386	3,744

Total operating expenses	3,742	4,094

Operating income (loss)	217	(1,708)
Other income (expense):
Interest expense	(127)	(185)
Interest income	53	42
Non-cash interest expense	(217)	(500)
Change in fair value of derivative	(53)	(386)
Other non-cash expense	(420)	(74)

Total other expense, net	(764)	(1,103)

Net loss	(547)	(2,811)

Net loss per share:
Basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	45,171	41,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(547)	$(2,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative and warrant fair value adjustments	473	460
Amortization of discount on notes payable	174	201
Depreciation and amortization	152	91
Bad debt expense	85	—
Interest expense accrued on notes payable	56	108
Amortization of other assets	49	48
Amortization of debt issuance costs	43	49
Gain on debt extinguishment	—	(307)
Stock-based compensation expense	83	—
Changes in operating assets and liabilities:
Accounts receivable	384	1,435
Inventories	387	(449)
Prepaids and other current assets	89	118
Other assets	(24)	(15)
Accounts payable	(348)	484
Accrued liabilities	228	(504)
Long term liabilities	—	521
Deferred revenue	222	(54)

Net cash provided by (used in) operating activities	1,506	(625)

Cash flows from investing activities:
Acquisition of property and equipment	(104)	(233)

Net cash (used in) provided by investing activities	(104)	(233)

Cash flows from financing activities:
Decrease in restricted cash, net of interest income	—	332
Net proceeds from issuance of common stock from exercise of options	37	2
Payments on secured convertible term note	(313)	—
Payments on short term borrowing and short term note payable	(16)	(2)

Net cash (used in) provided by financing activities	(292)	332

Net increase (decrease) in cash and cash equivalents	1,110	(526)
Cash and cash equivalents at beginning of period	1,843	4,740

Cash and cash equivalents at end of period	$2,953	$4,214

Supplemental schedule of cash flow information:
Interest paid	$70	$5

Taxes paid	$3	$1

Issuance of common stock upon conversion of debt and accrued interest	$—	$413

Financing of insurance premiums	$64	$184

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies:
Interim Financial Information (unaudited):
The accompanying unaudited condensed consolidated financial statements have been prepared by Cardiogenesis Corporation (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. SEC.
     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of March 31, 2006 and expected cash flows from operations will be sufficient to meet the Company’s capital and operating requirements for the next 12 months.
     The Company may require additional financing in the future. There can be no assurance that the Company will be able to obtain additional debt or equity financing if and when needed or on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.
Net Income (Loss) Per Share:
     Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method and convertible notes payable using the “if converted method.”
     All potentially dilutive shares, approximately 9,888,000 and 11,614,000 as of March 31, 2006 and 2005, respectively, have been excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended.
Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) the allowance for doubtful accounts, inventory reserves, warranty obligations, valuation of embedded derivatives, asset impairment and deferred income taxes.
Reclassifications:
     Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Derivative financial instruments:
     The Company’s derivative financial instruments consist of embedded derivatives related to the $6,000,000 Secured Convertible Term Note (“Note”). These embedded derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that the Company record the derivatives at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of March 31, 2006, the fair value of the derivatives were valued as a liability of $290,000. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of March 31, 2006: dividend yield of 0%; annual volatility of 88.68%; and risk free interest rate of 4.63% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are included in secured convertible term note and related obligations in the accompanying condensed consolidated balance sheet (see Note 5).
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
     The Company frequently loans lasers to hospitals in accordance with our loaned laser programs. The revenue recognition policy for the programs in which we charge the customer stated list price (the “List Price”) on our disposable handpieces is in compliance with the policy stated above. For the other loaned laser programs in which the Company charges the customer an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser or collect an upfront deposit that can be to apply towards the purchase of a laser, the Company applies the policy below:
     In 2006, the Company determined that these arrangements are subject to lease accounting under Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. Since the four criteria in paragraph 7 of SFAS No. 13 have not been met, the lasers loaned under these arrangements should be classified as operating leases. In addition, the Premium is considered contingent rent under Statement of Financial Accounting Standards No. 29 “Determining Contingent Rentals” (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. Cardiogenesis determined the contingency is considered to be resolved concurrent with the sale of the handpieces.
     During prior periods, the Premiums or deposits related to the lasers were recorded as deferred revenue and the Company recognized monthly as revenue the lesser of: (a) the amount of the deferred premium as of the end of a month; (b) the list price of a laser divided by 24 months; or (c) the amount of the deferred premium or initial deposit when the lasers were sold or returned. Based on the Company’s analysis of the impact of lease accounting to its consolidated financial statements for the quarter ended March 31, 2005, the Company determined that the impact between its historical accounting and the application of lease accounting was insignificant for restatement. However, the Company has reclassified the loaned lasers as property, plant and equipment at March 31, 2005. Such reclassification resulted in an increase to property, plant and equipment and a related decrease to inventories in the amount $194,000 at March 31, 2005. In addition, the Company has adjusted the statements of cash flows for the reclassifications. For the three months ended March 31, 2005, the reclassifications resulted in an increase in depreciation and amortization expense in the amount of $20,000, a decrease in inventory reserves in the amount of $20,000, a decrease in the change in inventories of $127,000 and an increase in the cash used in the acquisition of property and equipment of $127,000.

Segment Disclosures
     The Company operates in one segment. The principal markets for the Company’s products are in the United States. International sales occur in Europe, Canada, Mexico and Asia and amounted to $140,000 and $110,000 for the three months ended March 31, 2006 and 2005, respectively. The international sales represent 3% and 4% of total sales for the three months ended March 31, 2006 and 2005, respectively. The majority of international sales are denominated in Euros and any related foreign currency gains and losses are considered insignificant.
Recently Issued Accounting Standards
     Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
2. Inventories:
     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

March 31,
2006
Raw materials	$708
Work-in-process	158
Finished goods	1,471

Total	$2,337

3. Adoption of SFAS 123 (R)
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s consolidated statements of operations for option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2006 was 20% for all options and was based on historical forfeiture experience. The estimated term of option grants for the three months ended March 31, 2006 was 4.48 years. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2006 and 2005. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to 3 years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by management and the Company’s board of directors. As of March 31, 2006, the Company is authorized to issue up to 12,125,000 shares under these plans.
Summary of Assumptions and Activity
     The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2006		2005
Stock options:
Expected term	4.48	years	4.35	years
Expected volatility	88.68%			70.50%
Risk-free interest rate	4.63%			3.72%
Expected dividends	$—			$—
     The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period (dollars and shares in thousands, except per share data):

Three Months Ended
March 31, 2005
Net loss – as reported	$(2,811)

Add: Share-based employee compensation expense included in net loss, net of tax effects	—

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(282)

Net loss – pro forma	$(3,093)

Net loss per common share – as reported
Basic and diluted	$(0.07)

Net loss per common share – pro forma
Basic and diluted	$(0.07)

     A summary of option activity as of March 31, 2006 and changes during the three months then ended, is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2006	4,537	$1.16	7.1
Options granted	1,101	$0.49	10.0
Options exercised	(116)	$0.32	—
Options forfeited	(278)	$0.72	—

Options outstanding at March 31, 2006	5,244	$1.01	7.5	$261

Vested or expected to vest	4,195	$1.01	7.5	$209

Options exercisable at March 31, 2006	4,115	$1.15	7.5	$169

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 2.5 million outstanding and 1.5 million exercisable stock options that were in-the-money at March 31, 2006.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $0.34 per option. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $22,000.

     As of March 31, 2006 there was approximately $375,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average life of 2.6 years. The total fair value of shares, net of estimated forfeitures, vested during the three months ended March 31, 2006, was approximately $83,000.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s operating income for the three months ended March 31, 2006 was approximately $83,000 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss was approximately $83,000 greater than if it had continued to account for share-based compensation under APB Opinion No. 25. The net cash provided by operating activities did not change as a result of the adoption of SFAS 123R.
     The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three months ended March 31, 2006 which was allocated as follows (dollars in thousands):

Three Months Ended
March 31, 2006
Stock-based compensation expense included in:
Research and development	$8
Sales, general and administrative	75

Stock based compensation expense related to employee and director stock options	$83

4. Legal Matters
     On July 12, 2006, Cardiogenesis terminated Michael Quinn as its Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. At the time of termination, Mr. Quinn stated that he intended to bring claims against the Company relating to his termination, including claims for payment of severance he claimed is owed to him under the terms of his employment agreement. On July 18, 2006, the Company received correspondence from Mr. Quinn’s counsel alleging wrongful termination and breach of Mr. Quinn’s employment agreement and indicating that Mr. Quinn is entitled to monetary damages in excess of $4,750,000 plus other, non-economic damages, including punitive damages. As of August 18, 2006, the Company had not been informed of the initiation of any formal legal proceedings. The Company believes that Mr. Quinn’s claims are without merit and intends to vigorously defend any actions brought by Mr. Quinn.

5. Secured Convertible Term Note and Related Obligations
     In connection with the Company’s October 2004 financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), it issued a secured convertible term note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of the Company’s common stock at a price of $0.50 per share to Laurus in a private offering. The Note includes embedded derivative financial instruments. Both the warrant and the derivatives are required to be accounted for separately from the related debt securities and recorded as liabilities on the consolidated balance sheet at fair value. In the consolidated statements of operations, changes in the estimated fair value of the Laurus warrant are charged under the caption “Other non-cash expense” and resulted in a charge to expense of $260,000 for the three months ended March 31, 2006. In addition, changes in the estimated fair value of the derivatives are charged under the caption “Change in fair value of derivative” and resulted in a charge to expense of $53,000 for the three months ended March 31, 2006.
     The initial relative fair value assigned to the embedded derivative was $1,075,000 and the initial relative fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and are being amortized to interest expense over the expected term of the debt, using the effective interest method. The Company amortized $174,000 of the discount to interest expense during the three month period ended March 31, 2006 and the unamortized discount on the Note was $565,000 at March 31, 2006.
     Debt issuance costs of $417,000 were incurred in conjunction with the transaction. During the three months ended March 31, 2006, the Company amortized $43,000 of debt issuance costs to interest expense and the unamortized balance was $139,000 at March 31, 2006.
     During the three months ended March 31, 2006, Laurus did not convert any shares of common stock. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price.
     The following table presents a reconciliation between the principal amount of the Note and the current carrying amount of the Note on the consolidated balance sheet (in thousands):

March 31
2006
Original Note balance	$6,000
Principal conversions	(1,184)
Cash payments	(419)

Total secured convertible term note	4,397
Unamortized discount on note	(565)
Derivative valuation	290
Warrant valuation	822

Secured convertible term note and related obligations, net	$4,944

     Pursuant to the terms of the note, an “event of default” includes a suspension of trading of the Company’s common stock on the OTC Bulletin Board which remains uncured within thirty (30) days of notice of the suspension. To the extent that the delisting of the Company’s stock in May 2006 is deemed a “suspension of trading,” the Company could be deemed to be in default of its obligations under the note. If an event of default occurs under the note, interest on the note would accrue at the default rate which is the then current prime rate plus 12% per annum until the default is cured. In addition, the holder of the note will have the right to accelerate and declare it immediately due and payable and exercise its rights as a secured creditor under applicable law and the security agreement with the Company, including the right to foreclose upon the Company’s assets that secure the note, which constitute substantially all of the Company’s assets.

Restricted Cash
     Funds deposited in the restricted cash account will only be released to the Company, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by the Company subject to certain stock price levels and trading volume limitations. In May 2006, the Company repaid the amounts due on the restricted cash account, see Note 8.
6. Other Long Term Liabilities:
In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At March 31, 2006, the fair value of the warrant liability was $503,000 and is classified in the accompanying condensed consolidated balance sheet as other long term liability and the loss on change in fair value of $160,000 in included in other non-cash expense.
7. Shareholders’ Equity:
Issuances of Common Stock:
     During the quarter ended March 31, 2006, the Company issued 116,250 shares of common stock for $37,000 in connection with the exercise of options.
     During the quarter ended March 31, 2006, the Company issued 55,786 shares of common stock in connection with purchases under the Employee Stock Purchase Plan. The shares were issued in connection with the November 15, 2005 purchase and the related proceeds and expense were recorded in 2005. However, the shares were not issued until January 2006.
8. Subsequent Events
     In May 2006, the Company repaid $2,417,000 of the Note’s outstanding principal amount out of the restricted cash and related interest of $314,000. In connection with the repayment, the Company was required to pay a prepayment penalty of $483,000.
Item 2. Management’s Discussion and Analysis or Plan of Operation
     This Management’s Discussion and Analysis or Plan of Operation contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled “Factors Affecting Future Results” to review conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.
     The following discussion should be read in conjunction with financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.
Overview
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
     In May 1997, we received CE Mark approval for our TMR system and in April 1998 we received CE Mark approval for our PMC system. The CE Mark allows us to commercially distribute these products within the European Community. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In February 1999, we received approval from the Food and Drug Administration (“FDA”) for the marketing of our TMR products for treatment of stable patients with severe angina. Effective July 1999, the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financial Administration (“HCFA”) implemented a national coverage decision for Medicare coverage for any TMR as a primary and secondary procedure. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.
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
     As of March 31, 2006, we had an accumulated deficit of $168,681,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $4,849,000 for the quarter ended March 31, 2006 increased $1,858,000, or 62%, when compared to net revenues of $2,991,000 for the quarter ended March 31, 2005. The increase in net revenues is primarily attributed to an increase in the sale price and number of units sold of our TMR laser systems and an increase in the number of handpiece delivery systems sold.
     For the quarter ended March 31, 2006, domestic disposable handpiece revenue increased by $518,000 and domestic laser revenue increased by $1,267,000 compared to the quarter ended March 31, 2005. In the first quarter of 2006, domestic handpiece revenue included $427,000 in sales of product to customers operating under the loaned laser program, of which $192,000 was attributed to premiums associated with such sales. In the first quarter of 2005, domestic handpiece revenue included $426,000 in sales of product to customers operating under the loaned laser program, of which $146,000 was attributed to premiums associated with such sales. In the first quarter of 2006 and 2005, sales of handpieces to customers not operating under the loaned laser program were $2,630,000 and $2,115,000, respectively. International sales, accounting for approximately 3% of net revenues for the quarter ended March 31, 2006, increased $30,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $250,000 increased $44,000 for the quarter ended March 31, 2006 when compared to $206,000 for the quarter ended March 31, 2005.
Gross Profit
     Gross profit increased to 82% of net revenues for the quarter ended March 31, 2006 as compared to 80% of net revenues for the quarter ended March 31, 2005. Gross profit in absolute dollars increased by $1,573,000 to $3,959,000 for the quarter ended March 31, 2006, as compared to $2,386,000 for the quarter ended March 31, 2005. The increase in gross profit, as a percentage of sales and in absolute terms, resulted from an increase in sales of our higher margin lasers resulting in higher profit margins.
Research and Development
     Research and development expenditures of $356,000 increased $6,000 or 2% for the quarter ended March 31, 2006 when compared to $350,000 for the quarter ended March 31, 2005. The balance remained relatively flat as a result of cost containment measures to focus only on essential research and development projects.
Sales, General and Administrative
     Sales, general and administrative expenditures of $3,386,000 decreased $358,000 or 10% for the quarter ended March 31, 2006 when compared to $3,744,000 for the quarter ended March 31, 2005. The decrease in expenses resulted primarily from a decrease in marketing expenses of $600,000 related to a decrease in headcount and a decrease in marketing events and promotional items in 2006 as a result of cost containment measures implemented to focus on our core operating functions. There was an offsetting increase of $295,000 in domestic sales expenses related to increased commissions based on higher sales.
Other Income (Expense)
     The following table reflects the components of and changes to other income (expense):

	Three Months Ended March 31,
	2006	2005	Change
	($ In thousands)
Interest expense — Secured Convertible Term Note	$(117)	$(108)	$(9)	8%
Interest expense — other	(10)	(77)	67	87%
Interest income	53	42	11	26%
Non-cash interest expense — Accretion of discount on Note	(174)	(201)	27	13%
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(43)	(50)	7	14%
Non-cash interest expense- Loss on conversion of debt	—	(249)	249	100%
Change in fair value of derivative	(53)	(386)	333	86%
Other non-cash expense- Change in fair value of warrants	(420)	(74)	(346)	468%

Total other expense, net	$(764)	$(1,103)	$339	31%

Liquidity and Capital Resources
     At March 31, 2006, we had cash and cash equivalents of $2,953,000 compared to $1,843,000 at December 31, 2005, an increase of $1,110,000. During the three months ended March 31, 2006, we had a net loss of $547,000 and had net cash provided by operating activities of $1,506,000 primarily from a decrease in accounts receivable due to improved collection efforts, a decrease in inventory as a result of the increase in sales, and increases in the valuation of derivative and warrant liabilities.

     Cash used in investing activities during the three months ended March 31, 2006 was $104,000 due to an increase in property and equipment purchases.
     In October 2004, we completed a financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. Net proceeds to us from the financing, after payment of fees and expenses to Laurus and its affiliates, were $5,752,500. Of this amount, $2,877,000 was deposited in a restricted cash account and was not available for use in our operations. As of March 31, 2006, there was $2,537,000 in the restricted cash account, which included $29,000 of interest income. Funds deposited in the restricted cash account will only be released to us, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by us subject to certain stock price levels and trading volume limitations. In May 2006, we repaid $2,417,000 of the Note’s outstanding principal amount out of the restricted cash account created for the benefit of Laurus and the Company and related interest of $314,000. In connection with the repayment, we were required to pay a prepayment penalty of $483,000 out of our unrestricted cash.
     The Note matures in October 2007, absent earlier redemption by us or earlier conversion by Laurus. Annual interest on the Note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest may not be less than six and one-half percent (6.5%), subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Since November 2004, interest on the Note is payable monthly in arrears on the first day of each month during the term of the Note. In addition, since May 2005, we have been required to make monthly principal payments of $104,091 per month. The Note is convertible into shares of our common stock at the option of Laurus and, in certain circumstances, at our option.
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
     We have incurred significant losses for the last several years and at March 31, 2006 we have an accumulated deficit of $168,681,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.
     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of March 31, 2006 and expected cash from operations will be sufficient to meet our capital, debt and operating requirements through the next 12 months. However, if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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
     Revenues from sales to distributors and agents are recognized upon shipment when there is evidence that an arrangement exists, delivery has occurred under our standard FOB shipping point terms, the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured. The contracts regarding these sales do not include any rights of return or price protection clauses.
     We frequently loan lasers to hospitals in accordance with our loaned laser programs. The revenue recognition policy for the programs in which we charge the customer a stated list price (the “List Price”) on our disposable handpieces is in compliance with the policy stated above. For the other loaned laser programs in which we charge the customer an additional amount (the “Premium”) over the stated list price on our handpieces in exchange for the use of the laser or collect an upfront deposit that can be applied towards the purchase of a laser, we have historically applied the policies below:
     Depending on the program, the Premiums or deposits related to the lasers were recorded as deferred revenue and we recognized revenue applying one of the following methods: (a) the amount of the deferred premium as of the end of a month; (b) the list price of a laser divided by 24 months; or (c) the amount of the deferred premium or initial deposit when the lasers were sold or returned.
     However, subsequent to December 31, 2005, we determined that these arrangements are subject to lease accounting under Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing our handpieces. Since the four criteria in paragraph 7 of SFAS No. 13 have not been met, the lasers loaned under these arrangements should be classified as operating leases. In addition, the Premium is considered contingent rent under Statement of Financial Accounting Standards No. 29 “Determining Contingent Rentals” (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. We determined the contingency is considered to be resolved concurrent with the sale of the handpieces.
     Based on our analysis of the impact of lease accounting to our consolidated financial statements for the quarter ended March 31, 2005 we determined that the impact between our historical accounting and the application of lease accounting was insignificant for restatement. However, we have reclassified the loaned lasers as property, plant and equipment resulting in an increase to property, plant and equipment and a related decrease to inventories in the amount $194,000 at March 31, 2005. We have adjusted the statements of cash flows for the reclassifications. For the quarter ended March 31, 2005, the reclassifications resulted in an increase in depreciation and amortization expense in the amount of $20,000, a decrease in inventory reserves in the amount of $20,000, an increase in the change in inventories of $127,000 and an increase in the cash used in the acquisition of property and equipment of $127,000.
     We have not restated current or prior year financial presentation to reflect the effects of lease accounting under SFAS No. 13. Beginning in January 2006, we recorded these transactions as leases in compliance with SFAS No. 13.
Stock Based Compensation:
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, stock-based compensation expense was recognized in our consolidated statements of operations for option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2006 was 20% for all options and was based on historical forfeiture experience. The estimated terms of option grants for the three months ended March 31, 2006 and 2005 and were 4.48 and 4.35 years respectively. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     As of March 31, 2006 there was approximately $375,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average life of 2.5 years. The total fair value of shares net of estimated forfeitures vested during the three months ended March 31, 2006, was approximately $83,000.
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
Item 3. Controls and Procedures
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
     Other than as described above, during the fiscal quarter ended March 31, 2006 no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II Other Information
Item 1. Legal Proceedings
     On July 12, 2006, we terminated Michael Quinn as our Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. At the time of termination, Mr. Quinn stated that he intended to bring claims against us relating to his termination, including claims for payment of severance he claimed is owed to him under the terms of his employment agreement. On July 18, 2006, we received correspondence from Mr. Quinn’s counsel alleging wrongful termination and breach of Mr. Quinn’s employment agreement and indicating that Mr. Quinn is entitled to monetary damages in excess of $4,750,000 plus other, non-economic damages, including punitive damages. As of July 31, 2006, we had not been informed of the initiation of any formal legal proceedings. The Company believes that Mr. Quinn’s claims are without merit and intends to vigorously defend any actions brought by Mr. Quinn.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description

3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit No.	Description

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: August 21, 2006	/s/ JOSEPH R. KLETZEL, II

Joseph R. Kletzel, II
Interim Chief Executive Officer, Interim Chief Operating Officer, and Chairman of the Board

Date: August 21, 2006	/s/ William R. Abbott

William R. Abbott
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer, Secretary and Treasurer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

Exhibit No.	Description

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith