Form 10QSB
period 2006-06-30
CARDIOGENESIS CORP /CA
filed 2006-08-21
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
45,273,701 shares of Common Stock, no par value as of July 31, 2006
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

June 30,
2006
ASSETS
Current assets:
Cash and cash equivalents	$1,775
Accounts receivable, net of allowance for doubtful accounts of $297	2,845

Inventories, net of reserves of $344	2,474

Prepaids and other current assets	356

Total current assets	7,450
Property and equipment, net	833
Other assets, net	913

Total assets	$9,196

Current liabilities:
Accounts payable	$653
Accrued liabilities	1,091
Deferred revenue	778
Notes payable	28
Current portion of capital lease obligation	5
Secured convertible term note and related obligations, net of debt discount	2,007

Total current liabilities	4,562
Capital lease obligation, less current portion	9
Other long term liability	294

Total liabilities	4,865

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—
Common stock:
no par value; 75,000 shares authorized; 45,274 shares issued and outstanding	173,164

Accumulated deficit	(168,833)

Total shareholders’ equity	4,331

Total liabilities and shareholders’ equity	$9,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$4,392	$4,885	$9,241	$7,876
Cost of revenues	831	925	1,721	1,530

Gross profit	3,561	3,960	7,520	6,346

Operating expenses:
Research and development	283	687	639	1,037
Sales, general and administrative	3,229	4,907	6,615	8,651

Total operating expenses	3,512	5,594	7,254	9,688

Operating income/(loss)	49	(1,634)	266	(3,342)
Other income (expense):
Interest expense	(545)	(69)	(672)	(254)
Interest income	36	44	89	86
Non-cash interest expense	(554)	(346)	(771)	(846)
Change in fair value of derivative	343	1,055	290	669
Other non-cash expense	519	92	99	18

Total other income (expense), net	(201)	776	(965)	(327)

Net loss	(152)	(858)	(699)	(3,669)

Net loss per share:
Basic and diluted	$—	$(0.02)	$(0.02)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	45,274	42,808	45,223	42,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(699)	$(3,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative and warrant fair value adjustments	(389)	(687)
Amortization of discount on notes payable	619	481
Depreciation and amortization	309	213
Bad debt expense	85	13
Interest expense accrued on note payable	56	105
Amortization of other assets	96	97
Amortization of debt issuance costs	152	115
Loss on debt extinguishment	—	249
Stock-based compensation expense	127	—
Interest income on restricted cash	(29)	(35)
Changes in operating assets and liabilities:
Accounts receivable	137	432
Inventories	251	(890)
Prepaids and other current assets	49	249
Other assets	11	44
Accounts payable	(425)	231
Accrued liabilities	(100)	809
Deferred revenue	384	(75)

Net cash provided by (used in) operating activities	833	(2,318)

Cash flows from investing activities:
Acquisition of property and equipment	(238)	(506)

Net cash used in investing activities	(238)	(506)

Cash flows from financing activities:
Decrease in restricted cash, net of interest income		345
Net proceeds from issuance of common stock from exercise of options	37	97
Payments on secured convertible term note	(624)	(97)
Payments on capital lease obligations and short term note payable	(76)	(3)

Net cash provided by in financing activities	(663)	342

Net decrease in cash and cash equivalents	(68)	(2,482)
Cash and cash equivalents at beginning of period	1,843	4,740

Cash and cash equivalents at end of period	$1,775	$2,258

Supplemental schedule of cash flow information:
Interest paid	$379	$5

Taxes paid	$3	$1

Issuance of common stock upon conversion of debt and accrued interest	$—	$730

Financing of insurance premiums	$85	$295

Repayment of restricted cash portion of the secured convertible term note	$2,417	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies:
Interim Financial Information (unaudited):
The accompanying unaudited condensed consolidated financial statements have been prepared by Cardiogenesis Corporation. (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Item 301(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.
     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of June 30, 2006 and expected cash flows from operations will be sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     All potentially dilutive shares, approximately 3,254,000 and 11,884,000 as of June 30, 2006 and 2005, respectively, have been excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended.
Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) the allowance for doubtful accounts, inventory reserves, warranty obligations, valuation of embedded derivatives, asset impairment valuations and deferred income taxes.

Reclassifications:
     Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
Derivative financial instruments:
     The Company’s derivative financial instruments consist of embedded derivatives related to the $6,000,000 Secured Convertible Term Note (“Note”). These embedded derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that the Company record the derivatives at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of June 30, 2006, the fair value of as an asset of $53,000. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of June 30, 2006: dividend yield of 0%; annual volatility of 84.79%; and risk free interest rate of 5.00% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are included in secured convertible term note and related obligations in the accompanying condensed consolidated balance sheet (see Note 5).
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
     During prior periods, the Premiums or deposits related to the lasers were recorded as deferred revenue and the Company recognized monthly as revenue the lesser of: (a) the amount of the deferred premium as of the end of a month; (b) the list price of a laser divided by 24 months; or (c) the amount of the deferred premium or initial deposit when the lasers were sold or returned. Based on the Company’s analysis of the impact of lease accounting to its consolidated financial statements for the quarter ended June 30, 2005, the Company determined that the impact between its historical accounting and the application of lease accounting was insignificant for restatement. However, the Company has reclassified the loaned lasers as property, plant and equipment at June 30, 2006. Such reclassification resulted in an increase to property, plant and equipment and a related decrease to inventories in the amount $379,000 at June 30, 2005. In addition, the Company has adjusted the statements of cash flows for the reclassifications. For the six months ended June 30, 2005, the reclassifications resulted in an increase in depreciation and amortization expense in the amount of $67,000, a decrease in inventory reserves in the amount of $67,000, a decrease in the change in inventories of $359,000 and an increase in the cash used in the acquisition of property and equipment of $359,000.
Segment Disclosures
     The Company operates in one segment. The principal markets for the Company’s products are in the United States. International sales occur in Europe, Canada, Mexico and Asia and amounted to $25,000 and $364,000 for the three months ended June 30, 2006 and 2005 respectively. International sales amounted to $165,000 and $474,000 for the six months ended June 30, 2006 and 2005, respectively. The international sales represent 1% and 7% of total sales for the three months ended June 30, 2006 and 2005, respectively. The international sales represent 2% and 6% of total sales for the six months ended June 30, 2006 and 2005, respectively. The majority of international sales are denominated in Euros and any related foreign currency gains and losses are considered insignificant.
Recently Issued Accounting Standards
     Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
2. Inventories:
     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

June 30,
2006
Raw materials	$793
Work-in-process	344
Finished goods	1,337

Total	$2,474

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
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2006 was 20% for all options and was based on historical forfeiture experience. The estimated terms of option grants for the six months ended June 30, 2006 and 2005 and were 4.26 and 4.52 years respectively. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended June 30, 2006 and 2005. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to 3 years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by Company’s board of directors. As of June 30, 2006, the Company is authorized to issue up to 12,125,000 shares under these plans.
Summary of Assumptions and Activity
     The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2006		2005
Stock options:
Expected term	4.26	years	4.52	years
Expected volatility	84.79%		93.05%
Risk-free interest rate	5.00%		3.80%
Expected dividends	$—		$—
     The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period (dollars in thousands except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income – as reported	$(858)	$(3,669)

Add: Share-based employee compensation expense included in net loss, net of tax effects	—	—

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(91)	(378)

Net income – pro forma	$(949)	$(4,047)

Net income per common share – as reported
Basic and diluted	$(0.02)	$(0.09)

Net income per common share – pro forma
Basic and diluted	$(0.02)	$(0.10)

     A summary of option activity as of June 30, 2006 and changes during the six months then ended, is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2006	4,537	$1.16	7.1
Options granted	1,238	$0.49	10.0
Options exercised	(116)	$0.32	—
Options forfeited	(409)	$0.89	—

Options outstanding at June 30, 2006	5,250	$0.99	7.3	$29

Vested or expected to vest	4,200	$0.99	7.3	$23

Options exercisable at June 30, 2006	4,164	$1.12	7.3	$29

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 439,000 outstanding and 411,000 exercisable stock options that were in-the-money at June 30, 2006.

     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $0.34 and $0.35 per option, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately zero and $22,000, respectively.
     As of June 30, 2006 there was approximately $227,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average life of 2.5 years. The total fair value of shares net of estimated forfeitures vested during the six months ended June 30, 2006, was approximately $127,000.
     As a result of adopting SFAS 123R on January 1, 2006, both the Company’s operating loss and net loss for the three and six months ended June 30, 2006, was approximately $44,000 and $127,000 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss and was approximately $127,000 greater than if it had continued to account for share-based compensation under APB Opinion No. 25. The net cash provided by operating activities did not change as a result of the adoption of SFAS 123R.
     The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Stock-based compensation expense included in:
Research and development	$2	$10
Sales, general and administrative	42	117

Stock based compensation expense related to employee and director stock options	$44	$127

4. Legal Matters
     On July 12, 2006, Cardiogenesis terminated Michael Quinn as its Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. At the time of termination, Mr. Quinn stated that he intended to bring claims against the Company relating to his termination, including claims for payment of severance he claimed is owed to him under the terms of his employment agreement. On July 18, 2006, the Company received correspondence from Mr. Quinn’s counsel alleging wrongful termination and breach of Mr. Quinn’s employment agreement and indicating that Mr. Quinn is entitled to monetary damages in excess of $4,750,000 plus other, non-economic damages, including punitive damages. As of July 31, 2006, the Company had not been informed of the initiation of any formal legal proceedings. The Company believes that Mr. Quinn’s claims are without merit and intends to vigorously defend any actions brought by Mr. Quinn.
5. Secured Convertible Term Note and Related Obligations
     In connection with the Company’s October 2004 financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), it issued a secured convertible term note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of the Company’s common stock at a price of $0.50 per share to Laurus in a private offering. The Note includes embedded derivative financial instruments. Both the warrant and the derivatives are required to be accounted for separately from the related debt securities and recorded as liabilities on the consolidated balance sheet at fair value. In the consolidated statements of operations, changes in the estimated fair value of the Laurus warrant are charged under the caption “Other non-cash expense” and resulted in income of $309,000 and $49,000 for the three and six months ended June 30, 2006. In addition, changes in the estimated fair value of the derivatives are charged under the caption “Change in fair value of derivative” and resulted in income of $343,000 and $290,000 for the three and six months ended June 30, 2006.
     The initial relative fair value assigned to the embedded derivative was $1,075,000 and the initial relative fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and are being amortized to interest expense over the expected term of the debt, using the effective interest method. The Company amortized $445,000 and $619,000 of the discount to interest expense during the three and six month period ended June 30, 2006, respectively, and the unamortized discount on the Note was $120,000 at June 30, 2006.
     Debt issuance costs of $417,000 were incurred in conjunction with the transaction. During the three and six months ended June 30, 2006, the Company amortized $109,000 and $152,000, respectively, of debt issuance costs to interest expense and the unamortized balance was $30,000 at June 30, 2006.
     During the six months ended June 30, 2006, Laurus did not convert any shares of common stock. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price.
     The following table presents a reconciliation between the principal amount of the Note and the current carrying amount of the Note on the consolidated balance sheet (in thousands):

June 30,
2006
Original Note balance	$6,000
Principal conversions	(1,184)
Cash payments	(3,149)

Total secured convertible term note	1,667
Unamortized discount on Note	(120)
Derivative valuation	(53)
Warrant valuation	513

Secured convertible term note and related obligations, net	$2,007

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
Restricted Cash
     Funds deposited in the restricted cash account will only be released to the Company, if at all, upon satisfaction of certain conditions, such as: 1) voluntary conversion of the restricted funds by Laurus, and 2) conversion rights of the restricted funds by the Company subject to certain stock price levels and trading volume limitations. In May 2006, the Company repaid $2,417,000 of the Note’s outstanding principal amount out of the restricted cash account related interest of $314,000. In connection with the repayment, the Company was required to pay a prepayment penalty of $483,000.
6. Other Long Term Liabilities
In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At June 30, 2006, the fair value of the warrant liability was $294,000 and is classified in the accompanying condensed consolidated balance sheet as other long term liability and the loss on change in fair value of $150,000 in included in other non-cash expense.

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

     As of June 30, 2006, we had an accumulated deficit of $168,833,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $4,392,000 for the quarter ended June 30, 2006 decreased $493,000, or 10%, when compared to net revenues of $4,885,000 for the quarter ended June 30, 2005.
     For the quarter ended June 30, 2006, domestic disposable handpiece revenue decreased by $36,000 and domestic laser revenue decreased by $39,000 compared to the quarter ended June 30, 2005. In the second quarter of 2006, domestic handpiece revenue included $531,000 in sales of product to customers operating under the loaned laser program, of which $163,000 was attributed to premiums associated with such sales. In the second quarter of 2005, domestic handpiece revenue included $641,000 in sales of product to customers operating under the loaned laser program, of which $53,000 was attributed to premiums associated with such sales. In the second quarter of 2006 and 2005, sales of handpieces to customers not operating under the loaned laser program were $2,497,000 and $2,423,000, respectively. International sales, accounting for less than 1% of net revenues for the quarter ended June 30, 2006, decreased $322,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $262,000 decreased $95,000 for the quarter ended June 30, 2006 when compared to $357,000 for the quarter ended June 30, 2005.
     Net revenues of $9,241,000 for the six months ended June 30, 2006 increased $1,365,000, or 17%, when compared to net revenues of $7,876,000 for the six months ended June 30, 2005. The increase is primarily related to the increase in the number of laser units sold.
     For the six months ended June 30, 2006, domestic handpiece revenue increased by $482,000 compared to the six months ended June 30, 2005. In the first six months of 2006, domestic handpiece revenue consisted of $959,000 in sales to customers operating under the loaned laser program and $5,128,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $355,000 was attributed to premiums associated with handpiece sales. In the first six months of 2005, domestic handpiece revenue consisted of $1,067,000 in sales to customers operating under the loaned laser program and $4,538,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $199,000 was attributed to premiums associated with handpiece sales.
     For the six months ended June 30, 2006, domestic laser revenue increased by $1,227,000 compared to the same period in 2005. International sales, accounting for approximately 2% of net revenues for the six months ended June 30, 2006, decreased $292,000 from the same period in the prior year when international sales accounted for 6% of total sales. In addition, service and other revenue of $512,000 decreased $51,000 or 9% for the six months ended June 30, 2006 when compared to $563,000 for the six months ended June 30, 2005.
Gross Profit
     Gross profit represented 81% of net revenues for the quarter ended June 30, 2006 and 2005. Gross profit in absolute dollars decreased by $399,000 to $3,561,000 for the quarter ended June 30, 2006, as compared to $3,960,000 for the quarter ended June 30, 2005. The decrease in gross profit was primarily the result of lower sales volume.
     Gross profit represented 81% of net revenues for the six months ended June 30, 2006 and 2005. Gross profit in absolute dollars increased $1,174,000 to $7,520,000 for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The increase in gross profit was primarily due to the increased sales.

Research and Development
     Research and development expenditures of $283,000 decreased $404,000 or 59% for the quarter ended June 30, 2006 when compared to $687,000 for the quarter ended June 30, 2005. Research and development expenditures of $639,000 decreased $398,000 or 38% for the six months ended June 30, 2006 when compared to $1,037,000 for the six months ended June 30, 2005. The decreases in the three months and six months ended June 30, 2006 research and development expenditures were primarily due to certain product development expenses in the 2005 periods that did not recur in the current year periods.
Sales, General and Administrative
     Sales, general and administrative expenditures of $3,229,000 decreased $1,678,000 or 34% for the quarter ended June 30, 2006 when compared to $4,907,000 for the quarter ended June 30, 2005. Sales, general and administrative expenditures of $6,615,000 decreased $2,036,000 or 24% for the six months ended June 30, 2006 when compared to $8,651,000 for the six months ended June 30, 2005. The decreases for both the three and six month periods are primarily the result of a $600,000 legal settlement that was recorded in the second quarter of 2005 as well as our efforts to consolidate sales territories and reduce marketing expenses for exhibitions and meetings during the first two quarters of 2006. The legal settlement was originally recorded by us as a non-operating expense and has subsequently been reclassified as an operating expense.
Other Income (Expense)
     The following table reflects the components of other income (expense):

	Three months ended June 30,		Six months ended June 30,
	2006	2005(1)	2006	2005(1)
	($ In thousands)
Interest expense — Secured Convertible Term Note	$(50)	$(64)	$(167)	$(172)
Interest expense — other	(12)	(5)	(22)	(82)
Interest expense — prepayment penalty	(483)	—	(483)	—
Interest income	36	44	89	86
Non-cash interest expense — Accretion of discount on Note	(109)	(197)	(152)	(398)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(445)	(44)	(619)	(94)
Non-cash interest expense- Loss on conversion of debt	—	(105)		(354)
Change in fair value of derivative	343	1,055	290	669
Other non-cash income (expense)- Change in fair value of warrants	519	92	99	18

Total other income (expense), net	$(201)	$776	$(965)	(327)

(1)	In the three months and six months ended June 30, 2005, we reported other income (expense) of $176,000 and ($927,000), respectively. However, we subsequently have determined that a $600,000 legal settlement originally included in non-operating expense should have been included in operating expenses. Therefore, we have reduced the June 30, 2005 other expense and increased the selling, general and administrative expenses to reflect this reclassification.

Liquidity and Capital Resources
     At June 30, 2006, we had cash and cash equivalents of $1,775,000 compared to $1,843,000 at December 31, 2005, an decrease of $68,000. During the six months ended June 30, 2006, we had a net loss of $699,000 and had net cash provided by operating activities of $833,000 primarily from a decrease in accounts receivable due to improved collection efforts, a decrease in inventory as a result of the increase in sales, and an increase in deferred service revenue due to an increase in sales of services contracts.
     Cash used in investing activities during the three months ended June 30, 2006 was $238,000 due to an increase in gross property and equipment related to property and equipment purchases.
     In October 2004, we completed a financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. Net proceeds to us from the financing, after payment of fees and expenses to Laurus and its affiliates, were $5,752,500. Of this amount, $2,877,000 was deposited in a restricted cash account and was not available for use in our operations. As of June 30, 2006, the entire restricted cash balance had been repaid. In May 2006, we repaid $2,417,000 of the Note’s outstanding principal amount out of the restricted cash account and related interest of $314,000. In connection with the repayment, we were required to pay a prepayment penalty of $483,000.
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
     We have incurred significant losses for the last several years and at June 30, 2006 we have an accumulated deficit of $168,833,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.
     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of June 30, 2006 and expected cash from operations will be sufficient to meet our capital, debt and operating requirements through the next 12 months. However, if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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
     Depending on the program, the Premiums or deposits related to the lasers were recorded as deferred revenue and we recognized monthly as revenue the lesser of: (a) the amount of the deferred premium as of the end of a month; (b) the list price of a laser divided by 24 months; or (c) the amount of the deferred premium or initial deposit when the lasers were sold or returned.
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
     Based on our analysis of the impact of lease accounting to our consolidated financial statements for the quarter ended June 30, 2005 we determined that the impact between our historical accounting and the application of lease accounting was insignificant for restatement. However, we have reclassified the loaned lasers as property, plant and equipment resulting in an increase to property, plant and equipment and a related decrease to inventories in the amount $379,000 at June 30, 2005. We have adjusted the statements of cash flows for the reclassifications. For the quarter ended June 30, 2005, the reclassifications resulted in an increase in depreciation and amortization expense in the amount of $67,000, a decrease in inventory reserves in the amount of $67,000, a decrease in the change in inventories of $359,000 and an increase in the cash used in the acquisition of property and equipment of $359,000.
     We have not restated current or prior year financial presentation to reflect the effects of lease accounting under SFAS No. 13. Beginning in January 2006, we recorded these transactions as leases in compliance with SFAS No. 13.
Stock Based Compensation:
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment , (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2006 was 20% for all options and was based on historical forfeiture experience. The estimated terms of option grants for the six months ended June 30, 2006 and 2005 and were 4.26 and 4.52 years respectively. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     As of June 30, 2006 there was approximately $227,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average life of 2.5 years. The total fair value of shares net of estimated forfeitures vested during the six months ended June 30, 2006, was approximately $127,000.

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

     Other than as described above, during the fiscal quarter ended June 30, 2006 no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

Exhibit No.	Description
4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: August 21, 2006	/s/ JOSEPH R. KLETZEL, II
Joseph R. Kletzel, II
Interim Chief Executive Officer, Interim Chief Operating Officer, and Chairman of the Board

Date: August 21, 2006	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer, Secretary and Treasurer)

Exhibit Index

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

Exhibit No.	Description

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith