Form 10QSB
period 2006-09-30
CARDIOGENESIS CORP /CA
filed 2006-11-13
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
Commission file number 0-28288

CARDIOGENESIS CORPORATION
(Exact name of small business issuer as specified in its charter)

California	77-0223740

(State of incorporation)	(I.R.S. Employer
Identification Number)
11 Musick
Irvine, California 92618
(Address of principal executive offices)
(949) 420-1800
(Registrant’s telephone number, including area code)
26632 Towne Centre Drive, Suite 320
Foothill Ranch, CA 92610
(Former address, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
     State the number of shares outstanding of each of the issuer’s classes of common stock outstanding as of the latest practicable date.
45,273,701 shares of Common Stock, no par value as of October 31, 2006
     Transitional Small Business Disclosure Format (Check One):  Yes  ☐     No  ☑

CARDIOGENESIS CORPORATION

		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	a. Unaudited condensed consolidated balance sheet as of September 30, 2006	1

	b. Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005	2

	c. Unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005	3

	d. Notes to unaudited condensed consolidated financial statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	33

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 6.	Exhibits	34

	Signatures	37

	Certifications
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Item 1. Financial Statements (unaudited)
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

September 30,
2006
ASSETS
Current assets:
Cash and cash equivalents	$1,528
Accounts receivable, net of allowance for doubtful accounts of $98	3,123
Inventories, net of reserves of $484	2,512
Prepaids and other current assets	538

Total current assets	7,701
Property and equipment, net	738
Intangible asset, net	779
Other assets	68

Total assets	$9,286

Current liabilities:
Accounts payable	$748
Accrued liabilities	1,640
Deferred revenue	859
Notes payable	255
Current portion of capital lease obligation	5
Secured convertible term note and related obligations, net of debt discount	1,774

Total current liabilities	5,281
Capital lease obligation, less current portion	8
Other long term liability	238

Total liabilities	5,527

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—
Common stock:
no par value; 75,000 shares authorized; 45,274 shares issued and outstanding	173,379
Accumulated deficit	(169,620)

Total shareholders’ equity	3,759

Total liabilities and shareholders’ equity	$9,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$4,212	$4,392	$13,453	$12,268
Cost of revenues	1,007	809	2,728	2,339

Gross profit	3,205	3,583	10,725	9,929

Operating expenses:
Research and development	461	350	1,100	1,387
Sales, general and administrative	3,541	2,771	10,156	11,422

Total operating expenses	4,002	3,121	11,256	12,809

Operating (loss)/income	(797)	462	(531)	(2,880)
Other income (expense):
Interest expense	(52)	(167)	(724)	(421)
Interest income	21	28	110	114
Gain on insurance settlement	70	—	70	—
Non-cash interest expense	(31)	(338)	(802)	(1,184)
Change in fair value of derivative	—	744	290	1,413
Other non-cash income, net	2	78	101	96

Total other income (expense), net	10	345	(955)	18

Net (loss) income	$(787)	$807	$(1,486)	$(2,862)

Net (loss)/income per share:
Basic	$(0.02)	$0.02	$(0.03)	$(0.07)

Diluted	$(0.02)	$0.01	$(0.03)	$(0.07)

Weighted average shares outstanding:
Basic	45,274	43,989	45,240	42,907

Diluted	45,274	54,537	45,240	42,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,486)	$(2,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative and warrant fair value adjustments	(391)	(1,510)
Amortization of discount on notes payable	644	660
Depreciation and amortization	450	360
Bad debt expense	183	13
Provision for obsolete inventory	147	—
Amortization of intangible asset	146	146
Amortization of debt issuance costs	158	159
Loss on debt extinguishment	—	364
Stock-based compensation expense	313	—
Stock-based compensation expense related to legal settlement	29	—
Gain on insurance settlement	(70)	—
Interest income on restricted cash	(39)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(239)	450
Inventories	65	(1,210)
Prepaids and other current assets	227	378
Other assets	21	64
Accounts payable	(329)	335
Accrued liabilities	715	185
Deferred revenue	465	(89)

Net cash provided by (used in) operating activities	1,009	(2,607)

Cash flows from investing activities:
Acquisition of property and equipment	(284)	(711)
Cash received from insurance proceeds	70	—

Net cash used in investing activities	(214)	(711)

Cash flows from financing activities:
Decrease in restricted cash, net of interest income	—	410
Net proceeds from issuance of common stock from exercise of options	37	98
Payments on secured convertible term note	(937)	(170)
Payments on capital lease obligations and short term note payable	(210)	(5)

Net cash (used in) provided by financing activities	(1,110)	333

Net decrease in cash and cash equivalents	(315)	(2,985)
Cash and cash equivalents at beginning of period	1,843	4,740

Cash and cash equivalents at end of period	$1,528	$1,755

Supplemental schedule of cash flow information:
Interest paid	$70	$6

Taxes paid	$41	$1

Supplemental schedule of non-cash financing activities:
Issuance of common stock upon conversion of debt and accrued interest	$—	$730

Financing of insurance premiums	$445	$295

Repayment of restricted cash portion of the secured convertible term note	$2,547	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies:
Interim Financial Information:
The accompanying unaudited condensed consolidated financial statements have been prepared by Cardiogenesis Corporation (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Item 301(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.
     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of September 30, 2006 and expected cash flows from operations will be sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     All potentially dilutive shares, approximately 2,851,000 and 15,395,000 as of September 30, 2006 and 2005, respectively, have been excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended.
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
Derivative financial instruments:
     The Company’s derivative financial instruments consist of embedded derivatives related to the $6,000,000 Secured Convertible Term Note (“Note”). These embedded derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that the Company record the derivatives at their fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of September 30, 2006, the fair value of the embedded derivative was an asset of $53,000. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of September 30, 2006: dividend yield of 0%; annual volatility of 92.55%; and risk free interest rate of 4.91% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are included in secured convertible term note and related obligations in the accompanying condensed consolidated balance sheet (see Note 6).
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
     However, subsequent to December 31, 2005, the Company determined that these arrangements met the definition of a lease and should have been recorded under Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. After considering the provisions of SFAS No. 13, the Company has concluded that the amounts should be classified as operating leases. In addition, the Premium is considered contingent rent under Statement of Financial Accounting Standards No. 29 Determining Contingent Rentals (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved.
     Based on the Company’s analysis of the impact of lease accounting to its condensed consolidated financial statements for the nine months and quarter ended September 30, 2005, the Company determined that the impact between its historical accounting and the application of lease accounting was insignificant for restatement. However, the Company has reclassified the loaned lasers as property, plant and equipment at September 30, 2006. Such reclassification resulted in an increase to property, plant and equipment and a related decrease to inventories totaling $505,000 at September 30, 2005. In addition, the Company has adjusted the statements of cash flows for the reclassifications. For the nine months ended September 30, 2005, the reclassifications resulted in an increase in depreciation and amortization expense in the amount of $137,000, a decrease in inventory reserves in the amount of $137,000, a decrease in the change in inventories of $555,000 and an increase in the cash used in the acquisition of property and equipment of $555,000.
Segment Disclosures
     The Company operates in one segment. The principal markets for the Company’s products are in the United States. International sales occur in Europe, Canada, Mexico and Asia and amounted to $120,000 and $85,000 for the three months ended September 30, 2006 and 2005, respectively. International sales amounted to $282,000 and $538,000 for the nine months ended September 30, 2006 and 2005, respectively. The international sales represent 3% and 2% of total sales for the three months ended September 30, 2006 and 2005, respectively. The international sales represent 2% and 4% of total sales for the nine months ended September 30, 2006 and 2005, respectively. The majority of international sales are denominated in Euros and any related foreign currency gains and losses are considered insignificant.
Recently Issued Accounting Standards
     Recent accounting pronouncements, other than SFAS No. 123(R) disclosed in Note 4, issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
2. Inventories:
     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

September 30,
2006
Raw materials	$697
Work-in-process	166
Finished goods	1,649

Total	$2,512

3. Intangible Asset:
     On January 5, 1999, the Company entered into an agreement (“the PLC agreement”) with PLC Systems, Inc. (“PLC”), which granted the Company a non-exclusive worldwide use of certain PLC patents. In return, the Company paid PLC a fee totaling $2,500,000 between January 1999 and July 2002. The present value of those payments of $2,300,000 was recorded as an intangible asset and is being amortized over the life of the underlying patents. The Company has included the related amortization expense of approximately $50,000 and $146,000 in sales, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, respectively.
4. Adoption of SFAS 123 (R):
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

     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended September 30, 2006 was 20% for all options and was based on historical forfeiture experience. The estimated term of option grants for the nine months ended September 30, 2006 and 2005 was 4.09 and 4.48 years, respectively. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended September 30, 2006 and 2005. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to three years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of September 30, 2006, the Company is authorized to issue up to 12,125,000 shares under these plans.
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996. A total of 1,500,000 common shares are reserved for issuance under this plan, as amended. Future increases may occur on the first day of each year until 2015, in amounts that the Board of Directors determines. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.

     The Company has treated the ESPP as a compensatory plan and has recorded compensation expense of approximately $87,000 during the three and nine months ended September 30, 2006 in accordance with SFAS No. 123(R).
     During the three and nine months ended September 30, 2006, the Company’s employees have elected not to purchase any shares under the ESPP. However, at September 30, 2006, the Company has accrued approximately $56,000 for the potential issuance of common stock under the ESPP at November 15, 2006.
Summary of Assumptions and Activity
     The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.
     The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the nine months ended September 30, 2006 and 2005 were based on the following assumptions:

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006		2005
Expected term	4.09	years	4.48	years
Expected volatility	106.27%		95.39%
Risk-free interest rate	4.89%		3.84%
Expected dividends	$—		$—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006		2005
Expected term	0.50	years	0.50	years
Expected volatility	106.27%		95.39%
Risk-free interest rate	4.89%		3.84%
Expected dividends	$—		$—

     A summary of option activity as of September 30, 2006 and changes during the nine months then ended, is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2006	4,537	$1.16	7.1
Options granted	1,268	$0.49	10.0
Options exercised	(116)	$0.32	—
Options forfeited/canceled	(1,111)	$0.79	—

Options outstanding at September 30, 2006	4,578	$1.03	6.8	$43

Vested or expected to vest	4,455	$1.10	6.4	$34

Options exercisable at September 30, 2006	3,962	$1.11	6.4	$41

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 469,000 outstanding and 415,000 exercisable stock options that were in-the-money at September 30, 2006.
     The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $0.30 and $0.35 per option, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately zero and $22,000, respectively.
     As of September 30, 2006 there was approximately $203,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.3 years. For the three and nine month periods ended September 30, 2006, the amounts of stock-based compensation expense related to stock options were approximately $99,000 and $226,000, respectively. For the nine month period ended September 30, 2006, the amount of stock-based compensation expense related to ESPP purchases was approximately $87,000.
     As a result of adopting SFAS 123(R) on January 1, 2006, both the Company’s operating loss and net loss for the three and nine months ended September 30, 2006, was approximately $186,000 and $313,000 higher, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s net loss per common share, basic and diluted, was approximately $0.01 greater for the nine months ended September 30, 2006, than if it had continued to account for share-based compensation under APB 25. There was no per share effect for the three months ended September 30, 2006. The net cash provided by operating activities did not change as a result of the adoption of SFAS 123(R).
     The following table summarizes stock-based compensation expense related to stock options and ESPP purchases under SFAS 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Stock-based compensation expense included in:
Research and development	$21	$31
Sales, general and administrative	165	282

	$186	$313

Stock-based compensation expense related to employee and director stock options	$99	$226
Stock-based compensation expense related to the ESPP	87	87

	$186	$313

     The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period (dollars in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss) — as reported	$807	$(2,862)

Add: Share-based employee compensation expense included in net income (loss), net of tax effects	—	—

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(67)	(470)

Net income (loss) — pro forma	$740	$(3,332)

Net income (loss) per common share — as reported
Basic	$0.02	$(0.07)

Diluted	$0.01	$(0.07)

Net income (loss) per common share — pro forma
Basic	$0.02	$(0.08)

Diluted	$0.01	$(0.08)

5. Legal Matters:
     On July 12, 2006, Cardiogenesis terminated Michael Quinn as its Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. At the time of termination, Mr. Quinn stated that he intended to bring claims against the Company relating to his termination, including claims for payment of severance he claimed was owed to him under the terms of his employment agreement.
     On October 12, 2006, Cardiogenesis and Mr. Quinn entered into a Memorandum of Understanding (the “MOU”) pursuant to which the parties agreed to settle certain disputes between them relating to Mr. Quinn’s termination from employment.
     Pursuant to the terms of the MOU, the Company will pay Mr. Quinn a total of approximately $500,000 in 72 equal bi-monthly installments and will also pay approximately $51,000 to Mr. Quinn’s counsel as attorney’s fees. At September 30, 2006, the entire balance, plus $28,000 of related payroll taxes, was accrued for and included in accrued liabilities. Mr. Quinn will be entitled to retain 689,008 previously issued stock options having the following exercise prices:
89,008 shares at $0.32 per share
150,000 shares at $0.70 per share
200,000 shares at $0.54 per share
250,000 shares at $0.50 per share
     The exercise period of these options has been extended so that each option shall terminate on October 12, 2009. In the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense, net of forfeitures, of $103,000 related to the vesting of these options which is included in sales, general, and administrative expenses, of which $29,000 related to the modification of the original terms of these options.
     In addition, Mr. Quinn will be entitled to statutory indemnification and any indemnification required by the Company’s bylaws relating to his services on the Board of Directors of the Company. The MOU also provides that both parties will not disparage each other.

     On October 24, 2006, the Company and Mr. Quinn entered into a Settlement Agreement and General Release that formalizes the settlement contemplated by the MOU and includes customary releases and other provisions.
6. Secured Convertible Term Note and Related Obligations:
     In connection with the Company’s October 2004 financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), it issued a secured convertible term note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of the Company’s common stock at a price of $0.50 per share to Laurus in a private offering. The Note includes embedded derivative financial instruments. Both the warrant and the derivatives are required to be accounted for separately from the related debt instrument and recorded as liabilities on the consolidated balance sheet at fair value. In the consolidated statements of operations, changes in the estimated fair value of the Laurus warrant are charged under the caption “Other non-cash income, net” and resulted in expense of $54,000 and $5,000 for the three and nine months ended September 30, 2006, respectively, and expense of $114,000 and $93,000 for the three and nine months ended September 30, 2005, respectively. In addition, changes in the estimated fair value of the derivatives are charged under the caption “Change in fair value of derivative” and resulted in income of $0 and $290,000 for the three and nine months ended September 30, 2006, respectively, and in income of $744,000 and $1,413,000 for the three and nine months ended September 30, 2005, respectively.
     The initial fair value assigned to the embedded derivatives was $1,075,000 and the initial fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and are being amortized to interest expense over the expected term of the debt, using the effective interest method. The Company amortized $25,000 and $644,000 of the discount to interest expense during the three and nine month period ended September 30, 2006, respectively, and the unamortized discount on the Note was $95,000 at September 30, 2006. The Company amortized $179,000 and $577,000 of the discount to interest expense during the three and nine month period ended September 30, 2005 and the unamortized discount on the Note was $905,000 at September 30, 2005,
     Debt issuance costs of $417,000 were incurred in connection with the transaction. During the three and nine months ended September 30, 2006, the Company amortized $6,000 and $158,000, respectively, of debt issuance costs to interest expense and the unamortized balance was $24,000 at September 30, 2006. During the three and nine months ended September 30, 2005, the Company amortized $44,000 and $138,000 of debt issuance costs to interest expense and the unamortized balance was $223,000 at September 30, 2005.
     During the nine months ended September 30, 2006, Laurus did not convert any debt amounts into shares of common stock. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price. However, in May 2006, the Company repaid $2,417,000 of the Note’s outstanding principal amount out of the restricted cash account and related interest of $314,000. In connection with the repayment, the Company was required to pay a prepayment penalty of $483,000 and amortized $381,000 of the corresponding unamortized debt discount to interest expense.
     The following table presents a reconciliation between the principal amount of the Note and the current carrying amount of the Note on the consolidated balance sheet (in thousands):

September 30,
2006
Original Note balance	$6,000
Principal conversions	(1,184)
Cash payments	(3,461)

Total secured convertible term note	1,355
Unamortized discount on Note	(95)
Derivative valuation	(53)
Warrant valuation	567

Secured convertible term note and related obligations, net	$1,774

     Pursuant to the terms of the note, an “event of default” includes a suspension of trading of the Company’s common stock on the OTC Bulletin Board which remains uncured within thirty (30) days of notice of the suspension. To the extent that the delisting of the Company’s stock in May 2006 is deemed a “suspension of trading,” the Company could be deemed to be in default of its obligations under the note. If an event of default occurs under the note, interest on the note would accrue at the default rate which is the then current prime rate plus 12% per annum until the default is cured. In addition, the holder of the note will have the right to accelerate and declare it immediately due and payable and exercise its rights as a secured creditor under applicable law and the security agreement with the Company, including the right to foreclose upon the Company’s assets that secure the note, which constitute substantially all of the Company’s assets. Based on the potential event of default, the Company has recorded the entire principal balance as current in the accompanying condensed consolidated balance sheet.
7. Other Long Term Liability:
     In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At September 30, 2006, the fair value of the warrant liability was $238,000 and is classified in the accompanying condensed consolidated balance sheet as other long term liability. For the three and nine months ended September 30, 2006, the loss on change in fair value of $56,000 and $106,000, respectively, is included in other non-cash expense. For the three and nine months ended September 30, 2005, the gain on fair value of $36,000 and loss on fair value of $3,000, respectively, is included in other non-cash expense.

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
Overview
     Cardiogenesis Corporation, incorporated in California in 1989, designs, develops and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease through transmyocardial revascularization (“TMR”) and percutaneous myocardial channeling (“PMC”). PMC was formerly referred to as percutaneous myocardial revascularization (“PMR”). The new name PMC more literally depicts the acute physiologic tissue effect of the Cardiogenesis PMC system to ablate precise, partial thickness channels into the heart muscle from the inside of the left ventricle. TMR and PMC are recent laser-based heart treatments in which channels are made in the heart muscle. Published research indicates these procedures encourage new vessel formation, or angiogenesis in ischemic myocardium. TMR is performed by a cardiac surgeon through a small incision in the chest under general anesthesia. PMC is performed by an interventional cardiologist in a catheter-based procedure which utilizes local anesthesia. Clinical studies have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with TMR or PMC plus medications, when compared with patients who received medications alone.
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
     In August 2004, we met with the FDA and agreed on the steps needed to design and initiate a new Investigational Device Exemption (IDE) clinical trial to confirm the safety and efficacy of PMC. In January 2005, we again met with the agency and agreed on major trial parameters. We came to agreement with the FDA on a final trial design and received formal FDA approval of the updated prospective, sham controlled, randomized, multi-center IDE clinical trial protocol in January 2006. We have initiated the pursuit of a corporate partner in the interventional cardiology arena to support the completion of this significant trial. There can be no assurance, however, that we will attract the necessary capital required to support the trial or that we will ultimately receive a favorable determination from the FDA.

     In December 2004, we signed a distribution agreement to begin selling platelet rich plasma (“PRP”) products. The new autologous platelet and growth factor concentrating system, celleratOR, consisted of a general use centrifuge and cell separator tubes. The revenue generated from the PRP product line was less than 1% of total revenues for the nine months ended September 30, 2006 and 2005, and therefore in September 2006 we determined that this was not a profitable business venture for us to pursue and the remaining inventory on hand was written down to the estimated fair value.
     As of September 30, 2006, we had an accumulated deficit of $169,620,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $4,212,000 for the quarter ended September 30, 2006 decreased $180,000, or 4%, when compared to net revenues of $4,392,000 for the quarter ended September 30, 2005.
     For the quarter ended September 30, 2006, domestic disposable handpiece revenue decreased by $117,000 and domestic laser revenue decreased by $93,000 compared to the quarter ended September 30, 2005. In the third quarter of 2006, domestic handpiece revenue included $675,000 in sales of product to customers operating under the loaned laser program, of which $212,000 was attributed to premiums associated with such sales. In the third quarter of 2005, domestic handpiece revenue included $484,000 in sales of product to customers operating under the loaned laser program, of which $121,000 was attributed to premiums associated with such sales. In the third quarter of 2006 and 2005, sales of handpieces to customers not operating under the loaned laser program were $2,115,000 and $2,423,000, respectively. International sales, accounting for approximately 3% of net revenues for the quarter ended September 30, 2006, increased $36,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $219,000 decreased $6,000 for the quarter ended September 30, 2006 when compared to $225,000 for the quarter ended September 30, 2005.
     Net revenues of $13,453,000 for the nine months ended September 30, 2006 increased $1,185,000, or 10%, when compared to net revenues of $12,268,000 for the nine months ended September 30, 2005. The increase is primarily related to increases in the number and sales price of laser units sold.
     For the nine months ended September 30, 2006, domestic handpiece revenue increased by $309,000 compared to the nine months ended September 30, 2005. In the first nine months of 2006, domestic handpiece revenue consisted of $1,634,000 in sales to customers operating under the loaned laser program and $7,243,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $567,000 was attributed to premiums associated with handpiece sales. In the first nine months of 2005, domestic handpiece revenue consisted of $1,550,000 in sales to customers operating under the loaned laser program and $6,961,000 in sales to customers not operating under the loaned laser program. For those sales to customers operating under the loaner laser program, $320,000 was attributed to premiums associated with handpiece sales.
     For the nine months ended September 30, 2006, domestic laser revenue increased by $1,134,000 compared to the same period in 2005. International sales, accounting for approximately 2% of net revenues for the nine months ended September 30, 2006, decreased $256,000 from the same period in the prior year when international sales accounted for 4% of total sales. In addition, service and other revenue of $731,000 decreased $58,000 or 7% for the nine months ended September 30, 2006 when compared to $789,000 for the nine months ended September 30, 2005.

Gross Profit
     Gross profit represented 76% and 82% of net revenues for the quarter ended September 30, 2006 and 2005, respectively. Gross profit in absolute dollars decreased by $378,000 to $3,205,000 for the quarter ended September 30, 2006, as compared to $3,583,000 for the quarter ended September 30, 2005. The decrease in gross profit as a percentage of sales resulted primarily from the impairment of inventories associated with the excess parts used to maintain and service TMR2000 lasers and the discontinued PRP product line. The revenue generated from the PRP product line was less than 1% of total revenues for the nine months ended September 30, 2006 and 2005, and therefore in September 2006 we determined that this was not a profitable business venture for us to pursue and the remaining inventory on hand was written down to the estimated fair value.
     Gross profit represented 80% and 81% of net revenues for the nine months ended September 30, 2006 and 2005, respectively. The decrease in gross profit as a percentage of sales resulted primarily from the impairment of inventories associated with the discontinued PRP product line and parts used to maintain and service TMR2000 lasers. Gross profit in absolute dollars increased $796,000 to $10,725,000 for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The increase in gross profit absolute dollars was primarily due to the increased sales.
Research and Development
     Research and development expenditures of $461,000 increased $111,000 or 32% for the quarter ended September 30, 2006 when compared to $350,000 for the quarter ended September 30, 2005. Research and development expenditures of $1,100,000 decreased $287,000 or 21% for the nine months ended September 30, 2006 when compared to $1,387,000 for the nine months ended September 30, 2005. The increase in research and development expenditures for the three months ended September 30, 2006 was primarily the result of increased spending on research activity related to the efficacy of TMR and an additional $21,000 associated with stock-based compensation expense related to stock options and ESPP purchases. The decrease in research and development expenditures for the nine months ended September 30, 2006 was primarily due to the fact that certain product development expenses related to our minimally invasive TMR platform incurred in 2005 did not recur in 2006.
Sales, General and Administrative
     Sales, general and administrative expenditures of $3,541,000 increased $770,000 or 28% for the quarter ended September 30, 2006 when compared to $2,771,000 for the quarter ended September 30, 2005. The increase in sales, general and administrative expenditures for the three months ended September 30, 2006 was primarily due to approximately $682,000 of expense associated with the legal settlement reached with our former Chairman, Chief Executive Officer and President, Michael Quinn, which includes $103,000 of stock-based compensation expense related to the settlement. In addition, there was $91,000 associated with stock-based compensation expense related to other stock options and ESPP purchases. Sales, general and administrative expenditures of $10,156,000 decreased $1,266,000 or 11% for the nine months ended September 30, 2006 when compared to $11,422,000 for the nine months ended September 30, 2005. The decrease in sales, general and administrative expense was primarily due to the fact that the nine months ended September 30, 2005 sales, general and administrative expense included a $600,000 settlement agreement with our former President and Chief Operating Officer, in addition, we benefited from additional savings generated through the consolidation of sales territories, as well as reduced marketing expenses including expenses for exhibitions and meetings.

Other Income (Expense)
     The following table reflects the components of other income (expense):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005(1)
		($ In thousands)
Interest expense — Secured Convertible Term Note	$(41)	$(166)	$(208)	$(338)
Interest expense — other	(11)	(1)	(33)	(83)
Interest expense — prepayment penalty	—	—	(483)	—
Interest income	21	28	110	114
Insurance settlement	70	—	70	—
Non-cash interest expense — Accretion of discount on Note	(25)	(179)	(644)	(577)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(6)	(44)	(158)	(138)
Non-cash interest expense- Loss on conversion of debt	—	(115)	—	(469)
Change in fair value of derivative	—	744	290	1,413
Other non-cash income (expense)— Change in fair value of warrants	2	78	101	96

Total other income (expense), net	$10	$345	$(955)	18

(1)	In the nine months ended September 30, 2005, we reported other expense of $582,000. However, we subsequently have determined that a $600,000 legal settlement originally included in non-operating expense should have been included in operating expenses. Therefore, we have reduced the September 30, 2005 other expense and increased the selling, general and administrative expenses to reflect this reclassification.

Liquidity and Capital Resources
     At September 30, 2006, we had cash and cash equivalents of $1,528,000 compared to $1,843,000 at December 31, 2005, a decrease of $315,000. During the nine months ended September 30, 2006, we had a net loss of $1,486,000 and had net cash provided by operating activities of $1,009,000. The net cash provided by operating activities is primarily due to an increase in accrued liabilities and deferred service revenue. The increase in Accrued liabilities as of September 30, 2006 results primarily from the settlement agreement reached with our former Chairman, Chief Executive Officer and President, Michael Quinn. The settlement agreement resulted in an accrual of $579,000 for compensation and associated payroll taxes and legal fees. The compensation and associated payroll taxes will be paid out over a three year period beginning in the fourth quarter of 2006. The increase in deferred service revenue is primarily due to the increase in sales of service contracts.
     Cash used in investing activities during the nine months ended September 30, 2006 was $214,000 primarily related to property and equipment purchases.
     In October 2004, we completed a financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. Net proceeds to us from the financing, after payment of fees and expenses to Laurus and its affiliates, were $5,752,500. Of this amount, $2,877,000 was deposited in a restricted cash account and was not available for use in our operations. In May 2006, the entire restricted cash balance had been repaid.
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
     Pursuant to the terms of the Note, an “event of default” includes a suspension of trading of our common stock on the OTC Bulletin Board which remains uncured within thirty (30) days of notice of the suspension. As previously reported by us, to the extent that the delisting of our stock in May 2006 is deemed a “suspension of trading,” we could be deemed to be in default of our obligations under the Note. If an event of default occurs under the Note, interest on the Note would accrue at the default rate which is the then current prime rate plus 12% per annum until the default is cured. In addition, the holder of the Note will have the right to accelerate and declare it immediately due and payable and exercise its rights as a secured creditor under applicable law and the security agreement with us, including the right to foreclose upon our assets that secure the Note, which constitute substantially all of our assets. To the extent that a default is declared and we repay the note in full out of cash and other current assets, our liquidity and capital resources would be materially and adversely affected. In such event, to the extent that we were unable to generate sufficient working capital from operations, we would be required to seek additional debt and/or equity financing to satisfy our ongoing working capital requirements. There can be no assurances that such financing would be available on favorable terms, if at, all.
     The Note includes embedded derivative financial instruments. In conjunction with the Note, we issued a warrant to purchase 2,640,000 shares of common stock. The accounting treatment of the derivatives and warrant requires that we record the derivatives and warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrant is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives and warrant is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.
     We have incurred significant losses for the last several years and at September 30, 2006 we have an accumulated deficit of $169,620,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.

     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of September 30, 2006 and expected cash from operations will be sufficient to meet our capital, debt and operating requirements through the next 12 months. However, if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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

     However, subsequent to December 31, 2005, we determined that these arrangements met the definition of a lease and should have been recorded under Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing our handpieces. After considering the provisions of SFAS No. 13, the Company has concluded that the amounts should be classified as operating leases. In addition, the Premium is considered contingent rent under Statement of Financial Accounting Standards No. 29 Determining Contingent Rentals (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved.
     Based on our analysis of the impact of lease accounting to our consolidated financial statements for the quarter ended September 30, 2005 we determined that the impact between our historical accounting and the application of lease accounting was insignificant for restatement. However, we have reclassified the loaned lasers as property, plant and equipment resulting in an increase to property, plant and equipment and a related decrease to inventories in the amount $505,000 at September 30, 2005. We have adjusted the statements of cash flows for the reclassifications. For the quarter ended September 30, 2005, the reclassifications resulted in an increase in depreciation and amortization expense in the amount of $137,000, a decrease in inventory reserves in the amount of $137,000, a decrease in the change in inventories of $555,000 and an increase in the cash used in the acquisition of property and equipment of $555,000.
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
     We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of

SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended September 30, 2006 was 20% for all options and was based on historical forfeiture experience. The estimated term of option grants for the three and nine months ended September 30, 2006 and 2005 was 4.09 and 4.48 years respectively. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     As of September 30, 2006 there was approximately $203,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.3 years. For the three and nine month periods ended September 30, 2006, the amounts of stock-based compensation expense related to stock options were approximately $99,000 and $226,000, respectively. For the nine month periods ended September 30, 2006, the amounts of stock-based compensation expense related to ESPP purchases were approximately $87,000.
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

Factors Affecting Future Results
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
     On January 5, 1999, the Company entered into an agreement (“the PLC agreement”) with PLC Systems, Inc. (“PLC”), which granted the Company a non-exclusive worldwide use of certain PLC patents. In return, the Company paid PLC a fee totaling $2,500,000 between January 1999 and July 2002. The present value of those payments of $2,300,000 was recorded as an intangible asset and is being amortized over the life of the underlying patents. The PLC patents are valuable to our PMC product line. The PMC product line is not approved for sale in the United States but is sold internationally. If PMC product sales decline in the future, we may suffer an impairment of the asset’s value.

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
     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended October 31, 2006, the closing prices of our common stock as reported on the OTC Bulletin Board or Pink Sheets ranged from a high of $0.59 per share to a low of $0.25 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
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
     Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team and could impair our ability to effectively operate and grow our business. For example, in April 2005, Christine Ocampo, our former Chief Financial Officer, resigned, and in July 2006 we terminated the employment of Michael Quinn, our former Chief Executive Officer, President and Chairman of the Board. We depend on the skills and abilities of our key management level employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover. To the extent we are unable to identify or retain suitable management personnel, our business and prospects could be adversely affected.
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
If an Event of Default Occurs Under the Convertible Note Issued to Laurus, It Could Seriously Harm Our Operations.
     On October 26, 2004, we issued a $6,000,000 secured convertible term note to Laurus, of which $1,355,000 remained outstanding as of September 30, 2006. Pursuant to the terms of the note, an “event of default” includes a suspension of trading of our common stock on the OTC Bulletin Board which remains uncured within thirty (30) days of notice of the suspension. To the extent that the delisting of our stock in May 2006 is deemed a “suspension of trading,” the Company could be deemed to be in default of its obligations under the note. If an event of default occurs under the note, interest on the note would accrue at the default rate which is the then current prime rate plus 12% per annum until the default is cured. In addition, the holder of the note will have the right to accelerate and declare it immediately due and payable and exercise its rights as a secured creditor under applicable law and the security agreement with us, including the right to foreclose upon our assets that secure the note, which constitute substantially all of our assets.
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
Recent rulemaking by the Financial Accounting Standards Board requires us to expense equity compensation given to our employees and could significantly harm our operating results and may reduce our ability to effectively utilize equity compensation to attract and retain employees.
     We historically have used stock options as a component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning in the first quarter ending March 31, 2006. The adoption of this accounting change has reduced our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

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
Item 3. Controls and Procedures
     (a) As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the three months ended September 30, 2006 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     The Company’s management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Remediation of Material Weakness in Internal Control
     As reported in our 2005 Form 10-KSB, and our March 31, 2006 and June 30, 2006 Forms 10-QSB, we determined that the Company did not maintain effective controls over cash disbursements. The Company determined that certain employee expense reports were not reviewed and the expenses were not authorized.
     The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of June 30, 2006 because of a material weakness in our internal controls over financial reporting.
     In the third quarter of 2006, the Company implemented an appropriate level of review for each employee expense report and will implement a new expense policy that will specifically address the issues that were identified. Management believes that these procedures, implemented upon the identification of the material weakness, will allow the Company to maintain effective internal control over financial reporting.
     As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.
(b) Changes in internal control over financial reporting. Other than as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
     On July 12, 2006, we terminated Michael Quinn as our Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. At the time of termination, Mr. Quinn stated that he intended to bring claims against us relating to his termination, including claims for payment of severance he claimed was owed to him under the terms of his employment agreement
     On October 12, 2006, Cardiogenesis and Mr. Quinn entered into a Memorandum of Understanding (the “MOU”) pursuant to which the parties agreed to settle certain disputes between them relating to Mr. Quinn’s termination from employment.
     Pursuant to the terms of the MOU, we will pay Mr. Quinn a total of approximately $500,000 in 72 equal bi-monthly installments and will also pay approximately $51,000 to Mr. Quinn’s counsel as attorney’s fees. At September 30, 2006 the entire balance, plus $28,000 of related payroll taxes, was accrued for and included in accrued liabilities. Mr. Quinn will be entitled to retain 689,008 previously issued stock options having the following exercise prices:
89,008 shares at $0.32 per share
150,000 shares at $0.70 per share
200,000 shares at $0.54 per share
250,000 shares at $0.50 per share
     The exercise period of these options has been extended so that each option shall terminate on October 12, 2009. In the three and nine months ended September 30, 2006, we recognized stock-based expense, net of forfeitures, of $103,000 related to the vesting of these options which is included in sales, general, and administrative expenses, of which $29,000 related to the modifications of the original terms of these options.
     In addition, Mr. Quinn will be entitled to statutory indemnification and any indemnification required by our bylaws relating to his services on our Board of Directors. The MOU also provides that both parties will not disparage each other.
     On October 24, 2006, we entered into a Settlement Agreement and General Release with Mr. Quinn that formalizes the settlement contemplated by the MOU and includes customary releases and other provisions.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit No.	Description

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1 (18)	Standard Industrial/Commercial Multi-Tenant Lease — Net by and between John Robert Meehan and Cardiogenesis Corporation

31.1 (19)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (19)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (19)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k Filed August 25, 2006

(19)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: November 13, 2006	/s/ JOSEPH R. KLETZEL, II

Joseph R. Kletzel, II
Interim Chief Executive Officer, Interim Chief
Operating Officer, and Chairman of the Board

Date: November 13, 2006	/s/ William R. Abbott

William R. Abbott
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer, Secretary and
Treasurer)

Exhibit Index

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(18)	Standard Industrial/Commercial Multi-Tenant Lease — Net by and between John Robert Meehan and Cardiogenesis Corporation

31.1 (19)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (19)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (19)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k Filed August 25, 2006

(19)	Filed herewith