Form 10KSB/A
period 2006-12-31
CARDIOGENESIS CORP /CA
filed 2007-04-30
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number: 0-28288

Cardiogenesis Corporation
(Name of small business issuer in its charter)

California	77-0223740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 Musick, Irvine, CA	92618
(Address of principal executive offices)	Zip Code
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
Yes ☑           No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
State issuer’s revenues for its most recent fiscal year: $17,117,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $11,822,638 as of April 19, 2007.
State the number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date: 45,273,701 shares of common stock, no par value, outstanding as of April 24, 2007.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the following documents are incorporated by reference into Part III of this Form 10-KSB: None
     Transitional Small Business Disclosure Format            YES ☐           NO ☑

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 solely for the purpose of providing the information required by Items 9, 10, 11, 12, and 14 of Part III of Form 10-KSB. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrants 2007 Annual Meeting of Shareholders. However, since the date of the original filing of the Form 10-KSB, the Company has determined that it will not file its definitive proxy statement within 120 days following the end of its fiscal year and, in accordance with SEC rules, must file an amendment to its Form 10-KSB to include the disclosures required by Part III of Form 10-KSB. In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Annual Report on Form 10-KSB includes currently dated certifications from the Company’s President and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s President and Chief Financial Officer are attached to this Amendment No. 1 to Form 10-KSB as Exhibits 31.1, 31.2 and 32.1. Except for the foregoing amended information, this Amendment No. 1 to Form 10-KSB continues to speak as of the date of the original filing of the Form 10-KSB, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
Executive Officers
     Officers serve at the discretion of our Board of Directors and are appointed annually. The following table sets forth the name, age and position of each of our executive officers as of April 19, 2007. Also provided below is a brief description of the business experience of each executive officer during the past five years:

Name	Age	Position
Richard P. Lanigan	48	President
William R. Abbott	50	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Charles J. Scarano	45	Senior Vice President of Worldwide Marketing
Gerard A. Arthur	48	Senior Vice President of Operations
John P. McIntyre	41	Vice President of Scientific and Regulatory Affairs
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
     William R. Abbott joined us as Senior Vice President, Chief Financial Officer, Secretary and Treasurer in May 2006. From 1997 to 2005, Mr. Abbott served in several financial management positions at Newport Corporation most recently as Vice President of Finance and Treasurer. From 1993 to 1997, Mr. Abbott served as Vice President and Corporate Controller of Amcor Sunclipse North America. From 1991 to 1992, Abbott served as Director of Financial Planning for the Western Division of Coca-Cola Enterprises, Inc. From 1988 to 1991, Abbott was Controller of McKesson Water Products Company. Prior to that, Abbott spent 6 years in management positions at PepsiCo, Inc. and began his career with PricewaterhouseCoopers, LLP. Mr. Abbott has a Bachelor of Science degree in accounting from Fairfield University and a Masters in Business Administration degree from Pepperdine University.
     Charles J. Scarano has been our Senior Vice President of Worldwide Marketing since November 2005. From July through December 2006 he was also responsible for Business Development. From January 2005 to November 2005, Mr. Scarano was the Vice President, General Manager of the International Business Unit. From June 2004 to January 2005 Mr. Scarano was the Director of Marketing. Prior to joining Cardiogenesis, Mr. Scarano served as Executive Vice President of OroPro, Inc., directing the business development, branding and strategic marketing efforts. Before OroPro he was Vice President of Marketing at Optimize, Inc. and prior to that he served as Vice President of Sales for Gabriel Medical. Prior to joining Gabriel Medical, Mr. Scarano spent several years with

Stryker Endoscopy and Allergan Pharmaceuticals in sales and marketing management positions. Mr. Scarano received his B.A in Communications from Arizona State University.
     Gerard A. Arthur was promoted to the position of Senior Vice President of Operations in January 2007. Prior to January 2007, Mr. Arthur had served as Vice President, General Manager of the Worldwide Service Division since December 2003. From 1993 to December 2003, Mr. Arthur was Director of Worldwide Service. Prior to Cardiogenesis, from 1991 to 1993, Mr. Arthur served as Service Manager at Intelligent Surgical Lasers, Inc. From 1990 to 1991, he served as Manager of Laser Services at National Instrument Service Corporation. From 1986 to 1990, he served as Service Manager for Medical Lasers at Carl Zeiss, Inc. Mr. Arthur has worked in the medical laser field for over twenty years. He is a graduate of the School of Marine Radio & Radar, Limerick, Ireland.
     John P. McIntyre has been our Vice President of Scientific and Regulatory Affairs since November 2005. From March 2005 to November 2005, Mr. McIntyre served as Vice President of Research and Development. From January 2003 to March 2005, Mr. McIntyre was our Director of Product Development and Quality. From February 2002 to January 2003, Mr. McIntyre was our Senior Manager of Quality and Engineering. Mr. McIntyre has over 15 years experience in the medical device industry. Prior to joining Cardiogenesis, Mr. McIntyre worked in the Cardio Vascular and Vascular Divisions of Edwards Lifesciences Corporation (formerly Baxter Healthcare Corporation) and Innercool Therapies, Inc. in positions of increasing responsibility for both Research and Development Engineering and Regulatory Affairs. Mr. McIntyre received his B.S. in Bioengineering, graduating Magna Cum Laude from University of California-San Diego and his M.S. in Biomedical Engineering from University of California-Davis as a National Science Foundation Graduate Research Fellowship Stipend Winner.
Board of Directors
     All of our directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors or executive officers. We currently do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors but the Board may receive input or suggestions as to nominees from its corporate governance committee.
     The following table sets forth the name, age and position of each of the members of our Board of Directors as of April 19, 2007. Also provided below is a brief description of the business experience of each director during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws:

Name	Age	Position
Gary S. Allen, M.D.	41	Director
Paul J. McCormick	53	Director
Robert L. Mortensen	72	Director
Marvin J. Slepian, M.D.	51	Chief Scientific Officer, Director
Gregory D. Waller	57	Director
     Gary S. Allen, MD became a member of the Board in October 2005. Since 2004, Dr. Allen has been affiliated with Cardiovascular Surgeons, P.A. of Orlando, Florida and has served as the Chief of Cardiothoracic Surgery at Osceola Regional Medical Center in Kissimmee, Florida. He earned his Bachelor’s Degree in Biochemistry from Skidmore College, his Medical Degree from Albany Medical College and completed his general surgery training and residency at the University of Texas Healthcare Sciences Center in Houston, Texas. Dr. Allen completed a National Institutes of Health (NIH) granted Post Doctoral fellowship at the University of Utah Artificial Heart Research Laboratory) and his cardiothoracic surgery fellowship at the University of Utah, Salt Lake City. His professional affiliations include the Society of Thoracic Surgeons, the Florida Society of Thoracic Surgeons, the International Society for Minimally Invasive Cardiac Surgery and the Southern Thoracic Society. Dr. Allen is also a member of the Scientific Advisory Boards of ESTECH and Alsius Corporation.

     Paul J. McCormick was appointed to our Board of Directors in April 2007. Mr. McCormick is currently President and Chief Executive Officer of Endologix, Inc., a developer and manufacturer of minimally invasive treatments for cardiovascular disease and a reporting company under the Securities Exchange Act of 1934, and has served on its Board of Directors since May 2002. Mr. McCormick joined the former Endologix in January 1998, prior to its merger with Radiance Medical Systems, Inc. in May 2002, as Vice President of Sales and Marketing, and served as President and Chief Operating Officer from January 2001 until the merger in May 2002. He then served in the same position with Endologix until January 2003 when he became President and Chief Executive Officer. Previously, he held various sales and marketing positions at Progressive Angioplasty Systems, Heart Technology, Trimedyne Inc., and United States Surgical Corporation.
     Robert L. Mortensen has served as one of our directors since April 1992. In May 2006, Mr. Mortensen became an investor in and a member of the Board of Directors of Mobius Photonics, a start up company focused on development of a fiber laser system for drilling precise micro holes for electronic manufacturing applications. Mr. Mortensen was also a member of the Board of Directors of Lightwave Electronics Corporation until May 2005 when the Company was acquired by JDS Uniphase Corporation. In 1984, Mr. Mortensen founded Lightwave Electronics Corporation, a solid-state laser company, and until his retirement in 2001 was either its President or Chairman of the Board. Mr. Mortensen holds an M.B.A. from Harvard University.
     Marvin J. Slepian, M.D. became a member of our Board of Directors in December 2003. Since 1991, Dr. Slepian has taught medicine at the University of Arizona and currently serves as a Clinical Professor of Medicine and Director of Interventional Cardiology at the Sarver Heart Center at the University of Arizona. Dr. Slepian is a Co-Founder, Chairman, Chief Scientific and Medical Officer of SynCardia Systems, Inc., a privately-held company that manufacturers a complete artificial heart for patients with end-stage heart disease. He was also one of the founders of Focal, Inc., a publicly-traded company that developed novel polymer-based therapeutics for surgery and angioplasty, including the world’s first synthetic tissue sealant. Focal Inc. was acquired by Genzyme, Inc. in April 2001. Dr. Slepian has served as the Company’s Chief Scientific Officer since August 2004 but is not an employee of the Company. Dr. Slepian received a Bachelor of Arts degree from Princeton University in 1977 and a Medical Doctor degree from the University of Cincinnati College of Medicine in 1981. He did his residency in internal medicine at NYU School of Medicine/ Bellevue Hospital where he was also chief resident. In addition, Dr. Slepian was a Clinical and Research Fellow in the Cardiology Division of the John Hopkins University School of Medicine and participated in a second fellowship in interventional Cardiology at the Cleveland Clinic Foundation.
     Gregory D. Waller was appointed to our Board of Directors in April 2007. Mr. Waller served as Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., a manufacturer and marketer of consumable dental products, from August 1993 to May 2005 and was formerly the Vice President and Treasurer of Kerr, Ormco and Metrex. Mr. Waller joined Ormco in December 1980 as Vice President and Controller and served as Vice President of Kerr European Operations from July 1989 to August 1993. Mr. Waller began his career with American Hospital Supply Corporation, in the Harleco and McGaw Divisions before transferring to the Ormco Division, which was subsequently acquired by Sybron. Mr. Waller received both a BA in political science and an MBA with a concentration in accounting from California State University at Fullerton. Mr. Waller also currently serves as a member on the Board of Directors and as the audit committee chairman for Clarient Inc., Endologix, Inc. and SenoRx Inc., each of which is a reporting company under the Securities Exchange Act of 1934, as well as for privately held Alsius Corporation, and Vivometrics, Inc.
Audit Committee Financial Expert
     During 2006, the Board of Directors did not have a separate audit committee and the entire Board of Directors served in such capacity. The Company did not have an “audit committee financial expert” on its Board during 2006. Mr. Waller, who was appointed to the Board in April 2007, has been determined by the Board of Directors to be an “audit committee financial expert” as defined by the Securities and Exchange Commission. Although Cardiogenesis is not currently subject to NASD rules regarding director independence, the Board has determined that Mr. Waller is an “independent director” as such term is defined in NASD Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) Executive officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that, except as indicated below, all of our executive officers, directors and ten percent shareholders complied with all applicable filing requirements during 2006, except as disclosed herein.
     William R. Abbott failed to timely file a Form 3 as a result of his appointment as Senior Vice President, Chief Financial Officer and his related grant of an option to purchase 100,000 shares of common stock on May 15, 2006. Mr. Abbott subsequently filed the requisite Form 3 on December 1, 2006.
     Gary S. Allen, M.D. failed to timely file a Form 4 with respect to the acquisition of 4,500 shares of common stock on April 17, 2006. Dr. Allen subsequently filed the requisite Form 4 on April 28, 2006.
     Henry R. Rossell, a former officer of the Company, failed to timely file a Form 4 with respect to the grants of an option to purchase 500 shares of common stock on March 15, 2006, 500 shares of common stock on March 31, 2006, 500 shares on May 31, 2006, and 500 shares on June 12, 2006. Mr. Rossell subsequently filed the requisite Form 4 on December 1, 2006.
Code of Ethics
     Cardiogenesis has a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Conduct covers all officers, directors, and employees and is available on our website at http://www.cardiogenesis.com/ethics.php.
Item 10. Director and Executive Officer Compensation.
Executive Officer Compensation
     The following table sets forth certain information concerning the compensation for the past fiscal year of (i) each person who served as our principal executive officer during 2006, (ii) the other two most highly compensated executive officers who were serving as executive officers at the end of 2006, and (iii) two additional individuals who served as executive officers during 2006 and who would have been included in (ii) above had they been serving in such capacity at the end of 2006.
Summary Compensation Table

				Option	All Other
	Fiscal	Salary	Bonus	Awards ($)	Compensation	Total
Name and Principal Position	Year	($)	($)	(1)	($)	($)

Joseph R. Kletzel, II (2)	2006	$141,250	—	$11,250	$846	$153,346
Former Interim Chief Executive Officer, Interim Chief Operating Officer, and Executive Chairman of the Board
Richard P. Lanigan (3) President	2006	$264,688	—	$14,703	$1,168	$280,559

				Option	All Other
	Fiscal	Salary	Bonus	Awards ($)	Compensation	Total
Name and Principal Position	Year	($)	($)	(1)	($)	($)
Michael J. Quinn (4) Former Chief Executive Officer, President, Chairman of the Board	2006	$214,043	—	$140,501	$136,254	$490,798
Gerard A. Arthur (3) Senior Vice President of Operations	2006	$188,153	—	$5,464	$708	$194,325
Larry J. Czapla (5) Former Senior Vice President of Worldwide Sales	2006	$211,858	—	$25,889	$33,504	$271,251
Henry R. Rossell (6) Former Senior Vice President of Domestic Sales	2006	$301,745	—	$8,090	$26,360	$336,195
Charles J. Scarano (3) Senior Vice President of Worldwide Marketing	2006	$180,000	—	$16,292	$826	$197,118

(1)	This column reflects the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the named executives, in 2006 as well as prior years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive.

(2)	Mr. Kletzel died on January 15, 2007. Mr. Kletzel’s Salary includes $125,000 related to compensation paid to him while he served as interim Chief Operating Officer from May to July 2006 and also as interim Chief Executive Officer from July to November 2006. All Other Compensation represents life insurance premiums.

(3)	All Other Compensation represents life insurance premiums.

(4)	Mr. Quinn’s employment was terminated by the Company on July 12, 2006. Mr. Quinn’s Option Awards reflect stock-based compensation expense in 2006, excluding the impact of estimated forfeitures, of $128,583 related to the accelerated vesting of approximately 208,000 shares and modification of the original terms for all the options that he was allowed to retain. Mr. Quinn’s Other Compensation includes $45,342 in accrued vacation pay owed to him upon termination of his employment, $11,450 related to reimbursed country club membership dues and $758 in personal life insurance premiums. Other Compensation also includes $27,704 representing the portion paid in 2006 to Mr. Quinn for severance benefits, which was part of a total severance benefits payable to Mr. Quinn totaling approximately $500,000 payable through October 2009. In addition, Other Compensation also includes $51,000 paid directly to Mr. Quinn’s counsel as attorney’s fees. See, “Payments upon Termination or Change of Control.”

(5)	Mr. Czapla’s employment was terminated by the Company on July 13, 2006. In 2006, Mr. Czapla received an award of 150,000 options at an option price of $0.47 vesting over 12 months and an award of 50,000 options at an option price of $0.50 vesting over 36 months. All of these options expired unexercised in accordance with their terms 90 days following the termination of his employment. Mr. Czapla’s Other Compensation includes $19,231 related to severance payments paid to him in 2006, $7,500 related to an auto allowance, $6,250 in accrued vacation pay owed to him upon termination of his employment, and $523 in life insurance premiums.

(6)	Mr. Rossell’s employment was terminated by the Company on November 30, 2006. In 2006, Mr. Rossell received the following option grants, each with one year from grant date vesting terms: 3,750 options at an option price of $0.44, 500 options at an option price of $0.47, 500 options at an option price of $0.58, 500 options at an option price of $0.25 and 500 options at an option price of $0.38. All of these options expired unexercised in accordance with their terms 90 days following the termination of his employment. Mr. Rossell’s Other Compensation includes $21,538 related to vacation pay owed to him upon termination of his employment, $4,000 related to an auto allowance, and $822 in life insurance premiums.
Option Grants in Fiscal Year 2006
     The Company has not granted any stock or equity incentive plan awards and has only granted options to purchase shares of common stock. The following table sets forth information regarding outstanding shares of our common stock underlying both exercisable and unexercisable stock options held by each named executive officer in the Summary Compensation Table above and the exercise prices and expiration dates thereof as of December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End

			Equity
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option Exercise	Option
	Options (#)	Options (#)	Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Richard P. Lanigan	7,500	—	—	$8.75	1/17/2007
	6,500	—	—	$6.94	2/20/2008
	4,000	—	—	$10.75	3/13/2008
	5,000	—	—	$7.44	8/10/2008
	10,548	—	—	$8.75	5/4/2009
	1,452	—	—	$8.75	5/4/2009
	17,533	—	—	$6.06	12/15/2009
	3,467	—	—	$6.06	12/15/2009
	12,417	—	—	$6.56	4/11/2010
	12,583	—	—	$6.56	4/11/2010
	7,644	—	—	$1.38	11/28/2010
	17,356	—	—	$1.38	11/28/2010
	11,806	—	—	$2.57	5/14/2011
	13,194	—	—	$2.57	5/14/2011
	13,890	—	—	$1.01	8/2/2011
	11,110	—	—	$1.01	8/2/2011
	22,917	—	—	$0.91	5/31/2012
	14,583	—	—	$0.91	5/31/2012
	74,332	—	—	$0.32	1/7/2013
	58,802	—	—	$0.32	1/7/2013
	83,333	—	—	$0.70	6/24/2013
	16,667	—	—	$0.70	6/24/2013
	50,000	—	—	$1.03	2/26/2014
	75,000	—	—	$0.54	1/14/2015
	25,000	75,000 (1)	—	$0.50	3/21/2016

Michael J. Quinn (2)	89,008	—	—	$0.32	10/12/2009
	150,000	—	—	$0.70	10/12/2009
	200,000	—	—	$0.54	10/12/2009
	250,000	—	—	$0.50	10/12/2009

Gerard A. Arthur	708	—	—	$8.00	10/23/2007
	1,000	—	—	$8.75	5/4/2009
	4,500	—	—	$6.06	12/15/2009
	1,000	—	—	$4.00	7/11/2010
	11,000	—	—	$2.89	6/15/2011

			Equity
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option Exercise	Option
	Options (#)	Options (#)	Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
	7,500	—	—	$1.19	9/5/2011
	5,000	—	—	$0.70	1/18/2012
	10,000	—	—	$0.84	6/13/2012
	65,849	—	—	$0.32	1/7/2013
	10,000	—	—	$0.70	6/24/2013
	20,000	—	—	$1.03	2/26/2014
	40,000	—	—	$0.54	1/14/2015
	12,500	37,500 (1)	—	$0.50	3/21/2016

Henry R. Rossell (3)	100,000	—	—	$0.32	1/7/2013
	50,000	—	—	$0.70	6/24/2013
	50,000	—	—	$1.03	2/26/2014
	75,000	—	—	$0.54	1/14/2015
	3,750	—	—	$0.61	8/9/2015
	2,500	—	—	$0.54	9/2/2015
	5,000	—	—	$0.49	9/27/2015

Charles J. Scarano	41,667	8,333 (1)	—	$0.64	6/7/2014
	10,000	5,000 (1)	—	$0.59	12/31/2014
	15,000	—	—	$0.54	1/14/2015
	25,000	75,000 (1)	—	$0.50	3/21/2016

(1)	Options vest monthly over a 36 month period following the date of grant.

(2)	On October 24, 2006, the Company and Michael J. Quinn entered into a settlement agreement pursuant to which the parties agreed to settle certain disputes between them relating to the termination of Mr. Quinn’s employment. In accordance with the agreement, Mr. Quinn was entitled to retain previously issued stock options. In 2006, Mr. Quinn was awarded options to purchase 250,000 shares with the original monthly vesting term over a 36 month period expiring on 3/21/2016. However, based on the settlement agreement, on October 12, 2006, these options were fully vested and the expiration date was changed to 10/12/2009. See, “Payments upon Termination or Change of Control.”

(3)	Henry R. Rossell’s employment was terminated on November 30, 2006, and all options granted to him expired 90 days following the date of his termination in accordance with their terms. Mr. Rossell did not exercise any of these options prior to cancellation.
Employment Contracts of Executive Officers; Payments Upon Termination or Change of Control
     None of the named executive officers have employment agreements with us currently and none of them have entered into any agreement or arrangement that entitles them to the payment of benefits if their employment is terminated, including termination following a change in control.
     Prior to his termination by us in July 2006, Michael J. Quinn was a party to an employment agreement. Pursuant to the terms of his employment agreement, Mr. Quinn was eligible to receive his base salary and certain other benefits, including (i) an annual bonus determined by the Board of Directors, (ii) options or other rights to acquire our common stock, under terms and conditions determined by the Board of Directors. Under the terms of such employment contract, to the extent Mr. Quinn was determined to have been terminated without cause, he would have been entitled to receive certain severance benefits which include payment of annual salary and continuation of insurance benefits for the remainder of his employment term or three years (whichever is longer).
     On July 12, 2006, we terminated Michael Quinn as its Chairman, Chief Executive Officer and President in accordance with the terms of his employment agreement. At the time of termination, Mr. Quinn stated that he intended to bring claims against us relating to his termination, including claims for payment of severance he claimed was owed to him under the terms of his employment agreement. In October 2006, we entered into a settlement agreement with Mr. Quinn pursuant to which we agreed to settle certain disputes between them relating to Mr. Quinn’s termination from employment. Pursuant to the terms of the settlement, we agreed to pay Mr. Quinn a total of approximately $500,000 in equal bi-monthly installments over a period of three years and also paid approximately $51,000 to Mr. Quinn’s counsel as attorney’s fees. Mr. Quinn was also allowed to retain 689,008 previously issued stock options having the following exercise prices:
  89,008 shares at $0.32 per share
150,000 shares at $0.70 per share
200,000 shares at $0.54 per share
250,000 shares at $0.50 per share
     The exercise period of these options has been extended so that each option shall terminate on October 12, 2009. We also agreed that Mr. Quinn would be entitled to statutory indemnification and any indemnification required by our bylaws relating to his service on the Board of Directors of the Company.
Director Compensation
     Prior to January 1, 2007, for serving on the Board of Directors, non-employee directors received fees of $2,500 per board meeting and $500 per committee meeting, provided such committee meeting did not occur on the same day as a board meeting.
     As of January 1, 2007, the compensation payable to each non-employee director changed as follows. Each non-employee director will receive an annual retainer of $12,000 (payable quarterly) and a per meeting fee of $2,500 for each regularly scheduled quarterly meeting of the Board of Directors attended in person by such director as well as reimbursement for travel expenses associated with attendance at any such meeting.
     In addition, the chairmen of our Audit Committee, Compensation Committee, and Corporate Governance Committee will receive an additional annual retainer of $5,000, $2,500 and $2,000 per year, respectively (payable quarterly). Members of the Audit Committee other than the chairman will receive an additional annual retainer of $2,500 (payable quarterly).
     As of April 1, 2007, each member of our Audit Committee, Compensation Committee and Corporate Governance Committee will receive a per meeting fee of $1,000 for each regularly scheduled separate meeting of such Committee attended by such person or telephonically.
     In addition, pursuant to the terms of our 1996 Director Stock Option Plan, each non-employee director receives an option to purchase 22,500 shares of our common stock upon his election to the Board of Directors and subsequent option grants of 7,500 shares upon his re-election each year (provided that such re-election is at least six months after the date of initial election to the Board of Directors). The exercise price is 100% of the closing price of our common stock on the date prior to the grant date. Initial option grants vest as to one-third of the shares on each yearly anniversary of the grant date until fully vested. Subsequent option grants vest in full on the first anniversary of the date of grant. If the non-employee director ceases to serve as a director for any reason, vesting shall cease as of the date of such termination and shall be exercisable for 60 days following termination except in the case of death or disability in which case the option shall be exercisable for a period of 12 months following termination as a director.
     Directors who are employees do not receive any additional compensation for their service on the Board.
     The following table sets forth information concerning the compensation of our non-employee directors during 2006:

Director Compensation

	Fees Earned	Option	All Other
	Or Paid	Awards	Compensation	Total
Name	In Cash	($)	($) ($)	($)

Gary S. Allen, M.D.	$17,000	$4,550	$51,000 (1)	$72,550
Paul J. McCormick (2)	—	—	—	—
Robert L. Mortensen	$16,500	$1,531	—	$18,031
Gregory D. Waller (3)	—	—	—	—
Marvin J. Slepian, M.D	$17,000	$3,800	—	$20,800

(1)	Represents fees we paid Gary S. Allen, M.D. for his consulting services and involvement in our TMR and Pearl studies.

(2)	On April 18, 2007, Paul J. McCormick was elected to serve as a Director and therefore, he did not receive any compensation during 2006.

(3)	On April 1, 2007, Gregory D. Waller was elected to serve as a Director and therefore, he did not receive any compensation during 2006.

     Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The table below sets forth information known to us regarding the beneficial ownership of our common stock as of April 19, 2007; by each of the following:
•	each person know to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each named executive officer;

•	each of our directors; and

•	all executive officers and directors as a group.
     Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within sixty days of the date of this prospectus are deemed outstanding for purposes of computing the beneficial ownership by the person holding such options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is Cardiogenesis Corporation, 11 Musick, Irvine, California 92618.

	Shares of Common Stock
	Beneficially Owned(1)
		Percentage
Name and Address of Beneficial Owner	Number	Ownership(2)
5% Shareholders:
Perkins Capital Management, Inc. (3)	6,342,550	14.0%
730 East Lake Street
Wayzata, MN 55391
Non-Employee Directors:
Gary S. Allen, M.D.(4)	430,525	*
Paul J. McCormick (5)	159,500	*
Robert L. Mortensen (6)	183,696	*
Marvin J. Slepian, M.D. (7)	137,500	*
Gregory D. Waller (8)	—	—
Named Executive Officers:
Richard P. Lanigan (9)	666,788	1.5%
Michael J. Quinn (10)	1,091,658	2.4%
Gerard A. Arthur (11)	201,401	*
Charles J. Scarano (12)	115,972	*
All directors and executive officers as a group (14 persons)(13)	3,250,842	6.9%

*	Less than 1%.

(1)	Except as otherwise indicated and subject to applicable community property and similar laws, the table assumes that each named owner has the sole voting and investment power with respect to such owner’s shares (other than shares subject to options). Amount shares beneficially owned includes shares which are subject to options that are currently, or within sixty days following April 19, 2007, will be, exercisable.

(2)	Percentage ownership is based on 45,273,701 shares of Common Stock outstanding as of April 19, 2007.

(3)	The number of shares of Common Stock beneficially owned or of record has been determined solely from information reported on a Schedule 13G as of January 12, 2007.

(4)	Includes 26,875 shares of Common Stock subject to stock options held by Dr. Allen that are exercisable within 60 days of April 19, 2007.

(5)	Paul J. McCormick was granted 22,500 options upon his appointment to serve as a Director. Mr. McCormick’s options are subject to the option vest 1/3 rd per year through April 18, 2010. Therefore, there are no shares exercisable within 60 days of April 19, 2007.

(6)	Includes 157,500 shares of Common Stock subject to stock options held by Mr. Mortensen that are exercisable within 60 days of April 19, 2007.

(7)	Includes 137,500 shares of Common Stock subject to stock options held by Dr. Slepian that are exercisable within 60 days of April 19, 2007.

(8)	Gregory D. Waller was granted 22,500 options upon his appointment to serve as a Director. Mr. Waller’s options are subject to the option vest 1/3rd per year through April 1, 2010. Therefore, there are no shares exercisable within 60 days of April 19, 2007.

(9)	Includes 583,023 shares of Common Stock subject to stock options held by Mr. Lanigan that are exercisable within 60 days of April 19, 2007.

(10)	Mr. Quinn’s employment was terminated on July 12, 2006. His address is 18 Rolfes Lane, Newbury, MA 01951. Includes 689,008 shares of Common Stock subject to stock options held by Mr. Quinn that are exercisable within 60 days of April 19, 2007.

(11)	Includes 196,001 shares of Common Stock subject to stock options held by Mr. Arthur that are exercisable within 60 days of April 19, 2007.

(12)	Includes 115,972 shares of Common Stock subject to stock options held by Mr. Scarano that are exercisable within 60 days of April 19, 2007.

(13)	Represents shares of Common Stock beneficially owned by all directors, named executive officers, and our other executive officers as of April 19, 2007, as a group. Includes options to purchase an aggregate of 2,047,684 shares of Common Stock exercisable within 60 days of April 19, 2007.
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006, including the 1996 Stock Option Plan, as amended, and the 1996 Director Stock Option Plan, as amended.

	(a)		(c)
	Number of Securities	(b)	Number of Securities
	to be Issued	Weighted Average	Remaining Available for	(d)
	Upon Exercise of	Exercise Price of	Issuance Under Equity	Total of Securities
	Outstanding Options,	Outstanding Options	Compensation Plans (Excluding	Reflected in Columns
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))	(a) and (c)
Stock Option Plans Approved by Shareholders(1)	3,491,000	$0.89	4,822,000	8,313,000
Employee Stock Purchase Plan Approved by Shareholders(2)	—	—	267,743	267,743
Equity Compensation Plans Not Approved by Shareholders(3)	6,015,000	$0.97	N/A	6,015,000

Total	9,506,000	$0.94	5,089,743	14,595,743

(1)	Consists of the Cardiogenesis Corporation Stock Option Plan and Director Stock Option Plan.

(2)	Consists of the Cardiogenesis Corporation Employee Stock Purchase Plan. The Employee Stock Purchase Plan enables employees to purchase the our common stock at a 15% discount to the lower of market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued pursuant to the Employee Stock Purchase Plan during a given six month period and the purchase price of such shares cannot be determined in advance.

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
Item 12. Certain Relationships and Related Transactions, and Director Independence.
     During 2006, we paid Gary S. Allen, M.D. $51,000 for his consulting services and involvement in our TMR and Pearl studies
     Until July 13, 2006, Mr. Quinn’s daughter was employed as our Director of Corporate Events and Communications and received total cash compensation of $67,003. In 2006, Mr. Kletzel’s son was employed as a Director of Sales and received total cash compensation of $258,439.
Item 13. Exhibits

Exhibit No.	Description

3.1.1(1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2(2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3(3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4(4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2(5)	Amended and Restated Bylaws

4.1(6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A.

4.2(7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3(8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4(9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5(10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6(11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7(12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8(13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9(14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10(15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11(16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

Exhibit No.	Description

4.12(17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(18)*	Form of Indemnification Agreement by and between the Company and each of its officers and directors

10.2(19)*	Stock Option Plan, as amended and restated July 2005

10.3(20)*	Director Stock Option Plan, as amended and restated July 2005

10.4(21)*	Employee Stock Purchase Plan, as amended and restated July 2005

10.5(22)	Lease for the Company’s executive offices in Irvine, California

10.6(23)*	401(k) Plan, as restated January 1, 2005

10.8(24)*	Description of the Stock Option Plan

10.9(25)*	Description of the Director Stock Option Plan

10.10(26)*	Form of Stock Option Agreement for Executive Officers under the Stock Option Plan

10.11(27)*	Form of Grant Notice under the Stock Option Plan

10.12(28)*	Form of Stock Option Agreement for Directors under the Director Stock Option Plan

10.13(29)*	Form of Grant Notice under the Director Stock Option Plan

10.14(30)*	Settlement Agreement and General Release between the Registrant and Michael J. Quinn, dated October 24, 2006

10.15(31)*	Summary of Director Compensation

10.16(32)*	Summary of Executive Compensation

21.1(33)	List of Subsidiaries

23.1(34)	Consent of KMJ/Corbin & Company LLP

31.1(35)	Certification of the President pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(35)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(35)	Certifications of the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed April 18, 1996

(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed on August 21, 2006

(20)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on August 21, 2006

(21)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on August 21, 2006

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K filed August 25, 2006

(23)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed March 31, 2005

(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(25)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(26)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(27)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(28)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(29)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(30)	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(31)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(32)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(33)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(34)	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(35)	Filed herewith
Item 14. Principal Accountant Fees and Services.
     The following is a description of aggregate fees billed to Cardiogenesis’ independent registered public accounting firm for each of the past two fiscal years. On July 5, 2005, KMJ Corbin & Company LLP (“Corbin”) was engaged as the independent registered public accounting firm.

	2006	2005
Audit Fees	$95,000	$83,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$95,000	$83,000

     Audit fees represent amounts paid for professional services rendered for the audit of Cardiogenesis’ financial statements for such periods and the review of the financial statements included in Cardiogenesis’ Quarterly Reports during such periods.
Audit Committee Policies and Procedures for Preapproval of Audit and Non-Audit Services
     During 2006, the entire Board of Directors performed the functions of the Audit Committee and followed the pre-approval policies that had previously been approved by the Audit Committee. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee (or the entire Board, as applicable) is requested, if any. The Audit Committee (or the entire Board, as applicable) reviews these requests and advises management if the Audit Committee approves the engagement of the independent registered public accounting firm.
     The Audit Committee (or the entire Board, as applicable) pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by its independent registered public accounting firm, subject to the exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Board of Directors has considered whether the services provided by its independent registered public accounting firm are compatible with maintaining the independence of the independent registered public accounting firm and has concluded that the independence of both PwC and Corbin is maintained and is not compromised by the services provided.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION
By:	/s/ Richard P. Lanigan
Richard P. Lanigan
President

Date: April 30, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard P. Lanigan Richard P. Lanigan	President (Principal Executive Officer)	April 30, 2007

/s/ William R. Abbott William R. Abbott	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 30, 2007

/s/ Gary S. Allen, M.D. Gary S. Allen, M.D.	Director	April 30, 2007

/s/ Robert L. Mortensen Robert L. Mortensen	Director	April 30, 2007

/s/ Marvin J. Slepian, M.D. Marvin J. Slepian, M.D.	Director	April 30, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1.1(1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2(2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3(3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4(4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2(5)	Amended and Restated Bylaws

4.1(6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A.

4.2(7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3(8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4(9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5(10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6(11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7(12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8(13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9(14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10(15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11(16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12(17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(18)*	Form of Indemnification Agreement by and between the Company and each of its officers and directors

10.2(19)*	Stock Option Plan, as amended and restated July 2005

10.3(20)*	Director Stock Option Plan, as amended and restated July 2005

10.4(21)*	Employee Stock Purchase Plan, as amended and restated July 2005

10.5(22)	Lease for the Company’s executive offices in Irvine, California

10.6(23)*	401(k) Plan, as restated January 1, 2005

Exhibit No.	Description

10.8(24)*	Description of the Stock Option Plan

10.9(25)*	Description of the Director Stock Option Plan

10.10(26)*	Form of Stock Option Agreement for Executive Officers under the Stock Option Plan

10.11(27)*	Form of Grant Notice under the Stock Option Plan

10.12(28)*	Form of Stock Option Agreement for Directors under the Director Stock Option Plan

10.13(29)*	Form of Grant Notice under the Director Stock Option Plan

10.14(30)*	Settlement Agreement and General Release between the Registrant and Michael J. Quinn, dated October 24, 2006

10.15(31)*	Summary of Director Compensation

10.16(32)*	Summary of Executive Compensation

21.1(33)	List of Subsidiaries

23.1(34)	Consent of KMJ/Corbin & Company LLP

31.1(35)	Certification of the President pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(35)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(35)	Certifications of the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed April 18, 1996

(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed on August 21, 2006

(20)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on August 21, 2006

(21)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on August 21, 2006

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K filed August 25, 2006

(23)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed March 31, 2005

(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(25)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(26)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(27)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(28)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(29)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005

(30)	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(31)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(32)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(33)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(34)	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2007

(35)	Filed herewith