Form 10QSB
period 2007-03-31
CARDIOGENESIS CORP /CA
filed 2007-05-15
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
Commission file number 0-28288

CARDIOGENESIS CORPORATION
(Exact name of small business issuer as specified in its charter)

California	77-0223740

(State of incorporation or organization)	(I.R.S. Employer
Identification Number)
11 Musick
Irvine, California 92618
(Address of principal executive offices)
(949) 420-1800
(Issuer’s telephone number)
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
Yes ☐       No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
45,273,701 shares of Common Stock, no par value, as of April 30, 2007
     Transitional Small Business Disclosure Format (Check One): Yes ☐       No ☑

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

March 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$3,028
Accounts receivable, net of allowance for doubtful accounts of $160	1,586
Inventories, net	2,232
Prepaids and other current assets	388

Total current assets	7,234
Property and equipment, net	537
Other assets, net	54

Total assets	$7,825

Current liabilities:
Accounts payable	$320
Accrued liabilities	1,596
Deferred revenue	1,325
Current portion of capital lease obligation	11
Secured convertible term note and related obligations, net of debt discount	802

Total current liabilities	4,054
Capital lease obligation, less current portion	28
Other long term liability	104

Total liabilities	4,186

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—
Common stock:
no par value; 75,000 shares authorized; 45,274 shares issued and outstanding	173,425
Accumulated deficit	(169,786)

Total shareholders’ equity	3,639

Total liabilities and shareholders’ equity	$7,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Net revenues	$3,370	$4,849
Cost of revenues	643	890

Gross profit	2,727	3,959

Operating expenses:
Research and development	212	356
Salaries and employee benefits	1,324	2,183
Sales, general and administrative	726	1,203

Total operating expenses	2,262	3,742

Operating income	465	217
Other income (expense):
Interest expense	(31)	(127)
Interest income	28	53
Non-cash interest expense	(46)	(217)
Change in fair value of derivatives	(114)	(53)
Other non-cash income (expense), net	25	(420)

Total other expense, net	(138)	(764)

Net income (loss)	$327	$(547)

Net income (loss) per share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	45,274	45,171

Diluted	45,290	45,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$327	$(547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative and warrant fair value adjustments	89	473
Amortization of discount on notes payable	37	174
Depreciation and amortization	130	152
Bad debt expense	62	85
Interest expense accrued on notes payable	—	56
Amortization of intangible asset	—	49
Amortization of debt issuance costs	9	43
Stock-based compensation expense	24	83
Changes in operating assets and liabilities:
Accounts receivable	679	384
Inventories	(3)	387
Prepaids and other current assets	33	89
Other assets	—	(24)
Accounts payable	(6)	(348)
Accrued liabilities	(10)	228
Deferred revenue	(7)	222

Net cash provided by operating activities	1,364	1,506

Cash flows from investing activities:
Acquisition of property and equipment	(50)	(104)

Net cash used in investing activities	(50)	(104)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options	—	37
Payments on secured convertible term note	(312)	(313)
Payments on capital lease obligation and short term note payable	(92)	(16)

Net cash used in financing activities	(404)	(292)

Net increase in cash and cash equivalents	910	1,110
Cash and cash equivalents at beginning of period	2,118	1,843

Cash and cash equivalents at end of period	$3,028	$2,953

Supplemental schedule of cash flow information:
Interest paid	$27	$70

Taxes paid	$1	$3

Supplemental schedule of non-cash financing activities:
Financing of insurance premiums	$—	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies:
Interim Financial Information:
The accompanying unaudited condensed consolidated financial statements have been prepared by Cardiogenesis Corporation (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Item 301(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-KSB, as filed with the SEC.
     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant operating losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of March 31, 2007 and expected cash flows from operations will be sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
Net Income (Loss) Per Share:
     Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method and convertible notes payable using the “if converted method.” The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.
     As of March 31, 2007, there were approximately 1,457,000 potentially dilutive shares related to the potentially converted shares of convertible debt that were excluded from the diluted income per share as their effect would be anti-dilutive, after considering the related interest effects. As of March 31, 2006, there were approximately 9,888,000 potentially dilutive shares that were excluded from diluted loss per share as their effect would be anti-dilutive for the period then ended.

     The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended March 31, 2007:

	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$327	—	$—

Income available to common shareholders	327	45,274	0.01

Effect of dilutive securities:
Options and warrants	—	16	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$327	45,290	$0.01

Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include (but are not limited to) the realizability of accounts receivable, inventories, recoverability of long-lived assets, warranty obligations, valuation of embedded derivatives, deferred tax assets, stock options and warrants.
Derivative financial instruments:
     The Company’s derivative financial instruments consist of embedded derivatives related to the $6,000,000 Secured Convertible Term Note (“Note”). These embedded derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that the Company record the derivatives at their fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the three months ended March 31, 2007 and 2006, the Company recognized an expense related to the change in fair value of $114,000 and $53,000, respectively. As of March 31, 2007, the fair value of the embedded derivative was an asset of $262,000. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of March 31, 2007: dividend yield of 0%; annual volatility of 93.84%; and risk free interest rate of 5.06% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are included in secured convertible term note and related obligations in the accompanying condensed consolidated balance sheet (see Note 5).
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
     Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for such multiple element arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.
Segment Disclosures:
     The Company operates in one segment. The principal markets for the Company’s products are in the United States. International sales occur in Europe, Canada, Mexico and Asia and amounted to $63,000 and $139,000 for the three months ended March 31, 2007 and 2006, respectively. The international sales represent 2% and 3% of total sales for the three months ended March 31, 2007 and 2006, respectively. The majority of international sales are denominated in U.S. Dollars.
Recently Issued Accounting Standards:
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Statement is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or consolidated results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

     The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the fiscal years ended after November 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
2. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

March 31,
2007
Raw materials	$548
Work-in-process	273
Finished goods	1,411

Total	$2,232

3. Stock-Based Compensation:
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the periods ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s consolidated statements of operations for option grants to employees and directors below the fair market value of the underlying stock at the date of grant. Stock-based compensation expense recognized during the period is based on the value of the portion of share-

based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the periods ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the quarters ended March 31, 2007 and 2006 was 20% for all options and was based on historical forfeiture experience and expected future employee forfeitures. The estimated term of option grants for the three months ended March 31, 2007 and 2006 was approximately 4.1 and 4.5 years, respectively.
     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three months ended March 31, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of March 31, 2007, the Company is authorized to issue up to 12,125,000 shares under these plans.
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
     During the quarter ended March 31, 2007, there were no purchases of shares under the ESPP and therefore, the Company has not recorded any compensation expense in accordance with SFAS No. 123(R). In addition, as of November 2006, the Company has suspended the ESPP until further notice.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the three months ended March 31, 2007 and 2006 were based on the following assumptions:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Expected term	4.09 years	4.48 years
Expected volatility	106.57%	88.68%
Risk-free interest rate	4.67%	4.63%
Expected dividend yield	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

Three Months
Ended
March 31,
2006
Expected term	0.50 years
Expected volatility	88.68%
Risk-free interest rate	4.63%
Expected dividend yield	—
     A summary of option activity as of March 31, 2007 and changes during the three months then ended, is presented below (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2007	3,491	$0.89	6.3	$—
Options granted	565	$0.30
Options exercised	—	—
Options forfeited/canceled	(428)	$0.67

Options outstanding at March 31, 2007	3,628	$0.82	6.4	$—

Vested or expected to vest	3,458	$0.85	6.3	$—

Options exercisable at March 31, 2007	2,776	$0.96	5.5	$—

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 5,000 outstanding and zero exercisable stock options that were in-the-money at March 31, 2007. At March 31, 2007, the aggregate intrinsic value on the outstanding shares was insignificant.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $0.22 per option, respectively. There were no options exercised during the three months ended March 31, 2007.
     As of March 31, 2007, there was approximately $217,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.3 years. For the three month periods ended March 31, 2007 and 2006, the amounts of stock-based compensation expense related to stock options were approximately $24,000 and $83,000, respectively. During the quarter ended March 31, 2007, there were no purchases of shares under the ESPP and therefore, the Company has not recorded any compensation expense in accordance with SFAS No. 123(R).
     The following table summarizes stock-based compensation expense related to stock options and ESPP purchases under SFAS 123(R) for the three months ended March 31, 2007 and 2006 which was allocated as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Stock-based compensation expense included in:
Research and development	$3	$8
Sales, general and administrative	21	75

	$24	$83

Stock-based compensation expense related to employee and director stock options	$24	$83
Stock-based compensation expense related to the ESPP	—	—

	$24	$83

4. Legal Matters:
     The Company is not a party to any material legal proceeding.
5. Secured Convertible Term Note and Related Obligations:
     In connection with the Company’s October 2004 financing transaction with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), it issued a secured convertible term note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of the Company’s common stock at a price of $0.50 per share to Laurus in a private offering. The Note includes embedded derivative financial instruments. Both the warrant and the derivatives are required to be accounted for separately from the related debt instrument and recorded as assets or liabilities on the consolidated balance sheet at fair value.
     The Note matures in October 2007, absent earlier redemption by the Company or earlier conversion by Laurus. Annual interest on the Note is equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest may not be less than six and one-half percent (6.5%), subject to certain downward adjustments resulting from certain increases in the market price of Cardiogenesis common stock. Since November 2004, interest on the Note is payable monthly in arrears on the first day of each month during the term of the Note. In addition, since May 2005, the Company has been required to make monthly principal payments of $104,091 per month. The Note is convertible into shares of Cardiogenesis common stock at the option of Laurus and, in certain circumstances, at the Company’s option.
     The initial fair value assigned to the embedded derivatives was $1,075,000 and the initial fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and are being amortized to interest expense over the expected term of the debt, using the effective interest method. The Company amortized $37,000 of the discount to interest expense during the three month period ended March 31, 2007 and the unamortized discount on the Note was $35,000 at March 31, 2007. The Company amortized $174,000 of the discount to interest expense during the three month period ended March 31, 2006.
     In the consolidated statements of operations, changes in the estimated fair value of the Laurus warrant are charged under the caption “Other non-cash income (expense), net” and resulted in expense of $8,000 for the three months ended March 31, 2007 and expense of $260,000 for the three months ended March 31, 2006. In addition, changes in the estimated fair value of the derivatives are charged under the caption “Change in fair value of derivatives” and resulted in a charge to expense of $114,000 for the three months ended March 31, 2007 and in a charge to expense of $53,000 for the three months ended March 31, 2006.
     Debt issuance costs of $417,000 were incurred in connection with the transaction. During the three months ended March 31, 2007, the Company amortized $9,000 of debt issuance costs to interest expense and the unamortized balance was $8,000 at March 31, 2007. During the three months ended March 31, 2006, the Company amortized $43,000 of debt issuance costs to interest expense.
     During the three months ended March 31, 2007, Laurus did not convert any debt amounts into shares of common stock. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price.
     The following table presents a reconciliation between the principal amount of the Note and the current carrying amount of the Note on the consolidated balance sheet (in thousands):

March 31,
2007
Original Note balance	$6,000
Principal conversions	(1,184)
Cash payments	(4,087)

Total secured convertible term note	729
Unamortized discount on Note	(35)
Derivative valuation	(262)
Warrant valuation	370

Secured convertible term note and related obligations, net	$802

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
6. Other Long Term Liability:
     In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At March 31, 2007, the fair value of the warrant liability was $104,000, and is classified in the accompanying condensed consolidated balance sheet as other long term liability. For the three months ended March 31, 2007, the gain on change in fair value of $33,000, is included in other non-cash income. For the three months ended March 31, 2006, the loss on fair value of $160,000 is included in other non-cash expense.
Item 2. Management’s Discussion and Analysis or Plan of Operation
     This Management’s Discussion and Analysis contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled “Risk Factors” contained in Part I, Item 1 of our Annual Report on Form 10-KSB for a discussion of certain risk factors and other conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.
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
     As of March 31, 2007, we had an accumulated deficit of $169,786,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $3,370,000 for the quarter ended March 31, 2007 decreased $1,479,000, or 31%, when compared to net revenues of $4,849,000 for the quarter ended March 31, 2006. The decrease in net revenues is primarily attributed to turnover among sales personnel that resulted in reduced sales coverage.
     For the quarter ended March 31, 2007, domestic disposable handpiece revenue decreased by $770,000 and domestic laser revenue decreased by $653,000 compared to the quarter ended March 31, 2006. In the first quarter of 2007, domestic handpiece revenue included $222,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $2,066,000. In the first quarter of 2006, domestic handpiece revenue included $427,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $2,630,000.
     International sales, accounting for approximately 2% of net revenues for the quarter ended March 31, 2007, decreased $76,000 from the prior year. We define international sales as sales to customers located outside of the United States. In addition, service revenue of $270,000 increased $20,000 for the quarter ended March 31, 2007, when compared to $250,000 for the quarter ended March 31, 2006.
Gross Profit
     Gross profit decreased to 81% of net revenues for the quarter ended March 31, 2007 as compared to 82% of net revenues for the quarter ended March 31, 2006. Gross profit in absolute dollars decreased by $1,232,000 to $2,727,000 for the quarter ended March 31, 2007, as compared to $3,959,000 for the quarter ended March 31, 2006.
Research and Development
     Research and development expenditures of $212,000 decreased $144,000, or 40%, for the quarter ended March 31, 2007 when compared to $356,000 for the quarter ended March 31, 2006. The decrease is primarily due to research expenses for the TMR mechanism of action study included in the first quarter of 2006 that did not occur in the first quarter of 2007.
Sales, General and Administrative
     Sales, general and administrative expenditures, including salaries and employee benefits, totaled $2,050,000 for the quarter ended March 31, 2007. This represents a reduction of $1,336,000, or 40%, as compared to $3,386,000 for the quarter ended March 31, 2006. The decrease in SG&A resulted primarily from a revenue related reduction in commissions of $615,000 and a $391,000 reduction in salary expense associated with personnel restructuring that occurred in 2006. In addition, our professional fees and rent expense decreased in the first quarter of 2007 as compared to the same period in the prior year.
Other Income (Expense)
     The following table reflects the components of other income (expense):

	Three months ended
	March 31,
	2007	2006
	($ In thousands)
Interest expense — Secured Convertible Term Note	$(24)	$(117)
Interest expense — other	(7)	(10)
Interest income	28	53
Non-cash interest expense — Accretion of discount on Note	(37)	(174)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(9)	(43)
Change in fair value of derivative	(114)	(53)
Other non-cash income (expense)— Change in fair value of warrants	25	(420)

Total other expense, net	$(138)	$(764)

Total other expense decreased to $138,000 in the quarter ended March 31, 2007 as compared to the prior year’s period primarily as a result of lower non-cash charges associated with the secured convertible term note and related obligations and the valuation of a warrant classified as the other long term liability.
Liquidity and Capital Resources
     At March 31, 2007, we had cash and cash equivalents of $3,028,000 compared to $2,118,000 at December 31, 2006, an increase of $910,000. During the three months ended March 31, 2007, we had net income of $327,000 and net cash provided by operating activities of $1,364,000 primarily from a decrease in accounts receivable due to a reduction in sales for the first quarter of 2007 as compared to the fourth quarter of 2006 and improved collections.
     Cash used in investing activities during the three months ended March 31, 2007 was $50,000 due to property and equipment purchases.
     In October 2004, we completed a financing transaction with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of our common stock at a price of $0.50 per share to Laurus in a private offering. Net proceeds to us from the financing, after payment of fees and expenses to Laurus and its affiliates, were $5,752,500. Of this amount, $2,877,000 was deposited in a restricted cash account and was not available for use in our operations. In May 2006, the entire restricted cash balance had been repaid.
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
     We have incurred significant losses for the last several years and at March 31, 2007 we have an accumulated deficit of $169,786,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.
     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of March 31, 2007 and expected cash from operations will be sufficient to meet our capital, debt and operating requirements through the next 12 months. However, if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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
Stock Based Compensation:
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
     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the three months ended March 31, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2007 and 2006 of 20% was based on historical forfeiture experience and estimated future employee forfeitures.
     Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 was $24,000 and $83,000, respectively, and was determined by the Black-Scholes valuation model. As of March 31, 2007, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $217,000, which is expected to be recognized as an expense over a weighted-average period of approximately 2.3 years. See Note 3 to our condensed consolidated financial statements for additional information.

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
Inventories:
     Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value. We regularly monitor potential excess or obsolete inventory by analyzing the usage for parts on hand and comparing the market value to cost. When necessary, we reduce the carrying amount of inventory to its market value.
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
Item 3A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, the President and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures at March 31, 2007 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure.
Inherent Limitations on Effectiveness of Controls
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in internal control over financial reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
     The Company is not a party to any material legal proceeding.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: May 15, 2007	/s/ Richard P. Lanigan
Richard P. Lanigan
President (Principal Executive Officer)

Date: May 15, 2007	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith