Form 10QSB
period 2007-06-30
CARDIOGENESIS CORP /CA
filed 2007-08-14
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
45,273,701 shares of Common Stock, no par value, as of July 31, 2007
     Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☑

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

June 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$2,611
Accounts receivable, net of allowance for doubtful accounts of $160	1,328
Inventories	2,450
Prepaids and other current assets	401

Total current assets	6,790
Property and equipment, net	466
Other assets, net	47

Total assets	$7,303

Current liabilities:
Accounts payable	$314
Accrued liabilities	1,576
Deferred revenue	1,366
Current portion of capital lease obligation	11
Secured convertible term note and related obligations, net of debt discount	528

Total current liabilities	3,795
Capital lease obligation, less current portion	26
Other long term liability	77

Total liabilities	3,898

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—
Common stock:
no par value; 75,000 shares authorized; 45,274 shares issued and outstanding	173,446
Accumulated deficit	(170,041)

Total shareholders’ equity	3,405

Total liabilities and shareholders’ equity	$7,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$2,436	$4,392	$5,806	$9,241
Cost of revenues	531	831	1,174	1,721

Gross profit	1,905	3,561	4,632	7,520

Operating expenses:
Research and development	297	283	509	639
Salaries and employee benefits	1,094	1,866	2,418	4,049
Sales, general and administrative	770	1,363	1,496	2,566

Total operating expenses	2,161	3,512	4,423	7,254

Operating income/(loss)	(256)	49	209	266
Other income (expense):
Interest expense	(18)	(545)	(49)	(672)
Interest income	37	36	65	89
Non-cash interest expense	(30)	(554)	(76)	(771)
Change in fair value of derivatives	(76)	343	(190)	290
Other non-cash income	88	519	113	99

Total other income (expense), net	1	(201)	(137)	(965)

Net income/(loss)	(255)	(152)	72	(699)

Net income/(loss) per share:
Basic and diluted	$(0.01)	$—	$—	$(0.02)

Weighted average shares outstanding:
Basic and diluted	45,274	45,274	45,274	45,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$72	$(699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative and warrant fair value adjustments	77	(389)
Amortization of discount on note payable	61	619
Depreciation and amortization	238	309
Bad debt expense	62	85
Interest expense accrued on notes payable	—	56
Amortization of intangible asset	—	96
Amortization of debt issuance costs	15	152
Stock-based compensation expense	45	127
Interest income on restricted cash	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	937	137
Inventories	(221)	251
Prepaids and other current assets	20	49
Other assets	1	11
Accounts payable	(12)	(425)
Accrued liabilities	(30)	(100)
Deferred revenue	34	384

Net cash provided by operating activities	1,299	634

Cash flows from investing activities:
Acquisition of property and equipment	(87)	(238)

Net cash used in investing activities	(87)	(238)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options	—	37
Payments on secured convertible term note	(625)	(624)
Payments on capital lease obligation and short term note payable	(94)	(76)

Net cash used in financing activities	(719)	(663)

Net increase (decrease) in cash and cash equivalents	493	(267)
Cash and cash equivalents at beginning of period	2,118	1,843

Cash and cash equivalents at end of period	$2,611	$1,576

Supplemental schedule of cash flow information:
Interest paid	$48	$379

Taxes paid	$36	$3

Supplemental schedule of non-cash financing activities:
Financing of insurance premiums	$—	$85

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
     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of June 30, 2007 and expected cash flows from operations will be sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     For the three and six months ended June 30, 2007, there were approximately 833,000 potentially dilutive shares related to the potentially converted shares of convertible debt. For the six months ended June 30, 2007, the potentially diluted shares were excluded from the diluted income per share as their effect would be anti-dilutive, after considering the related interest effects. For the three and six months ended June 30, 2006, there were approximately 3,463,000 and 3,492,000, respectively, potentially dilutive shares that were excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended.

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
Derivative financial instruments:
     The Company’s derivative financial instruments consist of embedded derivatives related to the $6,000,000 Secured Convertible Term Note (“Note”). These embedded derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that the Company record the derivatives at their fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the three and six months ended June 30, 2007, the Company recognized an expense related to the change in fair value of $76,000 and $190,000, respectively. During the three and six months ended June 30, 2006, the change in fair value resulted in income of $343,000 and $290,000, respectively. As of June 30, 2007, the fair value of the embedded derivative was an asset of $186,000. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of June 30, 2007: dividend yield of 0%; annual volatility of 88.28%; and risk free interest rate of 4.82% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are included in secured convertible term note and related obligations in the accompanying condensed consolidated balance sheet (see Note 5).
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
Segment Disclosures:
     The Company operates in one segment. The principal markets for the Company’s products are in the United States, but the Company does have sales to customers in Europe, Canada, Mexico, Asia and Egypt. For the three and six months ended June 30, 2007, the Company’s international sales were $17,000 and $80,000, respectively. For the three and six months ended June 30, 2006, the Company’s international sales were $25,000 and $165,000, respectively. International sales represent 1% of total sales for the three and six months ended June 30, 2007 and 1% and 2% for the three and six months ended June 30, 2006, respectively. The majority of international sales are denominated in U.S. Dollars.
Recently Issued Accounting Standards:
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Statement is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or consolidated results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in each of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified the U.S. federal and California as its “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service examination of its 2003 through 2006 U.S. federal income tax returns, and remains subject to California Franchise Tax Board examination of its 2002 through 2006 California Franchise Tax Returns. However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.
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

2. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

June 30,
2007
Raw materials	$525
Work-in-process	291
Finished goods	1,634

Total	$2,450

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
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the periods ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six month periods ended June 30, 2007 and 2006 was 20% for all options and was based on historical forfeiture experience and expected future employee forfeitures. The estimated term of option grants for the three and six months ended June 30, 2007 and 2006 was approximately 2.6 and 4.2 years, respectively.

     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three and six months ended June 30, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. The Company is authorized to issue up to 12,125,000 shares under these plans, as amended.
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996. As of June 30, 2007, a total of 1,500,000 common shares are reserved for issuance under this plan, as amended. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.
     During the quarter ended June 30, 2007, there were no purchases of shares under the ESPP and therefore, the Company has not recorded any compensation expense in accordance with SFAS No. 123(R). In addition, as of November 2006, the Company has suspended the ESPP until further notice. It is expected that the ESPP will be reinstated during the fourth quarter of fiscal 2007.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the six months ended June 30, 2007 and 2006 were based on the following assumptions:

	Six Months Ended
	June 30,	June 30,
	2007	2006
Expected term	4.09 years	4.26 years
Expected volatility	96.19%	84.79%
Risk-free interest rate	4.75%	5.00%
Expected dividend yield	—	—

     A summary of option activity as of June 30, 2007 and changes during the six months then ended, is presented below (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2007	3,491	$0.89	6.3	$—
Options granted	683	$0.30
Options exercised	—	—
Options forfeited/canceled	(583)	$0.73

Options outstanding at June 30, 2007	3,591	$0.80	6.3	$1

Vested or expected to vest	3,413	$0.82	6.1	$—

Options exercisable at June 30, 2007	2,699	$0.95	5.3	$—

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 42,500 outstanding and zero exercisable stock options that were in-the-money at June 30, 2007.
     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $0.20 and $0.22 per option, respectively. There were no options exercised during the six months ended June 30, 2007.
     As of June 30, 2007, there was approximately $215,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.8 years.
     The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006 which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Stock-based compensation expense included in:
Research and development	$3	$2	$6	$10
Sales, general and administrative	18	42	39	117

	$21	$44	$45	$127

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
     The initial fair value assigned to the embedded derivatives was $1,075,000 and the initial fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and are being amortized to interest expense over the expected term of the debt, using the effective interest method. The Company amortized $24,000 and $61,000 of the discount to interest expense during the three and six month periods ended June 30, 2007, respectively, and the unamortized discount on the Note was $11,000 at June 30, 2007. The Company amortized $445,000 and $619,000 of the discount to interest expense during the three and six month period ended June 30, 2006.
     Changes in the estimated fair value of the Laurus warrant are charged under the caption “Other non-cash income” and resulted in income of $61,000 and $53,000 for the three and six months ended June 30, 2007, respectively, and resulted in income of $309,000 and $49,000 for the three and six months ended June 30, 2006, respectively. In addition, changes in the estimated fair value of the derivatives are charged under the caption “Change in fair value of derivatives” and resulted in a charge to expense of $76,000 and $190,000 for the three and six months ended June 30, 2007, respectively, and income of $343,000 and $290,000 for the three and six months ended June 30, 2006, respectively.
     Debt issuance costs of $417,000 were incurred in connection with the transaction. During the three and six months ended June 30, 2007, the Company amortized $6,000 and $15,000, respectively, of debt issuance costs to interest expense and the unamortized balance was $2,000 at June 30, 2007. During the three and six months ended June 30, 2006, the Company amortized $109,000 and $152,000, respectively, of debt issuance costs to interest expense.
     During the six months ended June 30, 2007, Laurus did not convert any debt amounts into shares of common stock. Each conversion of debt into equity is recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt is recorded at time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price.
     The following table presents a reconciliation between the principal amount of the Note and the current carrying amount of the Note on the consolidated balance sheet (in thousands):

June 30,
2007
Original Note balance	$6,000
Principal conversions	(1,184)
Cash payments	(4,400)

Total secured convertible term note	416
Unamortized discount on Note	(11)
Derivative valuation	(186)
Warrant valuation	309

Secured convertible term note and related obligations, net	$528

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

6. Other Long Term Liability:
     In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At June 30, 2007, the fair value of the warrant liability was $77,000, and is classified in the accompanying condensed consolidated balance sheet as other long term liability. For the three and six months ended June 30, 2007, the gain on change in fair value of $27,000 and $60,000, respectively, is included in other non-cash income. For the three and six months ended June 30, 2006, the gain on change in fair value of $209,000 and $50,000, respectively, is included in other non-cash income.
Item 2. Management’s Discussion and Analysis or Plan of Operation
     This Management’s Discussion and Analysis contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled “Risk Factors” contained in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 for a discussion of certain risk factors and other conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.
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
     As of June 30, 2007, we had an accumulated deficit of $170,041,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $2,436,000 for the quarter ended June 30, 2007 decreased $1,956,000, or 45%, when compared to net revenues of $4,392,000 for the quarter ended June 30, 2006. We attributed the decrease in sales for both the three and six month periods ended June 30, 2007 primarily to turnover of our sales force. Approximately two-thirds of the sales force joined the company within the last 5 months which significantly impacted our sales performance in both the second quarter and first half of 2007. During the second quarter we largely completed our sales force expansion effort, hiring and training several new sales professionals. At June 30, 2007, we had filled 14 of 16 domestic territory manager positions.
     For the quarter ended June 30, 2007, domestic disposable handpiece revenue decreased by $1,140,000 and domestic laser revenue decreased by $849,000 compared to the quarter ended June 30, 2006. In the second quarter of 2007, domestic handpiece revenue included $276,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,612,000. In the second quarter of 2006, domestic handpiece revenue included $531,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $2,497,000.
     International sales, accounting for approximately 1% of net revenues for the quarter ended June 30, 2007, decreased $8,000 from the prior year quarter. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $301,000 increased $39,000 for the quarter ended June 30, 2007, when compared to $262,000 for the quarter ended June 30, 2006.
     Net revenues of $5,806,000 for the six months ended June 30, 2007 decreased $3,435,000 or 37% when compared to net revenues of $9,241,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, domestic disposable handpiece revenue decreased by $1,910,000 and domestic laser revenue decreased by $1,502,000 compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, domestic handpiece revenue included $498,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $3,679,000. For the six months ended June 30, 2006, domestic handpiece revenue included $1,067,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $4,538,000.

     International sales, accounting for approximately 1% of net revenues for the six months ended June 30, 2007, decreased $85,000 from the prior year quarter. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $570,000 increased $58,000 for the six months ended June 30, 2007, when compared to $512,000 for the six months ended June 30, 2006.
Gross Profit
     For the quarter ended June 30, 2007, gross profit decreased to 78% of net revenues as compared to 81% of net revenues for the quarter ended June 30, 2006. Gross profit in absolute dollars decreased by $1,656,000 to $1,905,000 for the quarter ended June 30, 2007, as compared to $3,561,000 for the quarter ended June 30, 2006. The decrease in gross margin resulted primarily from the replacement of key components on lasers being used at two international heart centers, at no charge to the customer, to facilitate the re-implementation of TMR programs at those centers. In addition, we wrote off inventory previously located in Europe used to support sales of PMC products.
     For the six months ended June 30, 2007, gross profit decreased to 80% of net revenues as compared to 81% of net revenues for the six months ended June 30, 2006. Gross profit in absolute dollars decreased by $2,888,000 to $4,632,000 for the six months ended June 30, 2007, as compared to $7,520,000 for the six months ended June 30, 2006.
Research and Development
     For the quarter ended June 30, 2007, research and development expenditures of $297,000 increased $14,000, or 5%, when compared to $283,000 for the quarter ended June 30, 2006. As a percentage of revenues, research and development expenditures were 12% during the quarter ended June 30, 2007 as compared to 6% for the prior year period. The increase in expenditure as a percentage of revenue was primarily due to our continuation of research and development efforts at relatively constant levels in the face of the decreases in net revenues. For the six months ended June 30, 2007, research and development expenditures of $509,000 decreased $130,000, or 20%, when compared to $639,000 for the six months ended June 30, 2006. As a percentage of revenues, research and development expenditures were 9% for the six months ended June 30, 2007 as compared to 7% for the corresponding period in the prior year. The decrease in the expense in dollars during the six month period is primarily attributed to research expenses for the TMR mechanism of action study included in the first quarter of 2006 that did not occur in 2007. The decrease in expenditure as a percentage of revenues was primarily due to the decrease in net revenues.
Sales, General and Administrative
     For the quarter ended June 30, 2007, sales, general and administrative expenditures, including salaries and employee benefits, totaled $1,864,000, or 77% of net revenues, as compared to $3,229,000, or 74% of net revenues during the quarter ended June 30, 2006. This represents a reduction of $1,365,000, or 42%, as compared to $3,229,000 for the quarter ended June 30, 2006. The dollar decrease in SG&A resulted primarily from a revenue related reduction in commissions of $524,000 and a $320,000 reduction in salary expense associated with personnel restructuring that occurred in 2006. In addition, our professional fees and rent expense decreased in the second quarter of 2007 as compared to the same period in the prior year. However, because a significant portion of our SG&A expenses are relatively fixed in the short term, SG&A increased as a percentage of net revenues as a result of the decrease in net revenues as compared to the prior year period.
     For the six months ended June 30, 2007, sales, general and administrative expenditures, including salaries and employee benefits, totaled $3,914,000, or 67% of net revenues, as compared to $6,615,000, or 72% of net revenues, for the six months ended June 30, 2006. This represents a reduction of $2,701,000, or 41%, as compared to $6,615,000 for the six months ended June 30, 2006. The decrease in SG&A both in dollars and as a percentage of net revenues resulted primarily from a revenue related reduction in commissions of approximately $1,100,000 and a $711,000 reduction in salary expense associated with personnel restructuring that occurred in 2006. In addition, our professional fees and rent expense decreased in the first half of 2007 as compared to the same period in the prior year.

Other Income (Expense)
     The following table reflects the components of other income (expense):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	($ In thousands)
Interest expense — Secured Convertible Term Note	$(17)	$(50)	$(41)	$(167)
Interest expense — other	(1)	(12)	(8)	(22)
Interest expense — prepayment penalty	—	(483)	—	(483)
Interest income	37	36	65	89
Non-cash interest expense — Accretion of discount on Note	(24)	(109)	(61)	(152)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(6)	(445)	(15)	(619)
Change in fair value of derivative	(76)	343	(190)	290
Other non-cash income (expense)— Change in fair value of warrants	88	519	113	99

Total other income (expense), net	$1	$(201)	$(137)	$(965)

Total other income for the three months ended June 30, 2007 was $1,000 as compared to an expense of $201,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, total other expense was $137,000 and $965,000, respectively. The decrease in other expense for the three and six month period was primarily attributed to the recognition of the prepayment penalty and the acceleration of the amortization of the debt discount of the Note in the prior year period, the reduction in expense associated to the amortization of debt issuance costs offset by expense associated to the change in fair value of the derivative associated with the Note. In addition, for the three month period ended June 30, 2007, the decrease in other expense was offset by a decrease in income associated with the change in fair value of warrants.
Liquidity and Capital Resources
     At June 30, 2007, we had cash and cash equivalents of $2,611,000 compared to $2,118,000 at December 31, 2006, an increase of $493,000. During the six months ended June 30, 2007, we had net income of $72,000 and net cash provided by operating activities of $1,299,000 primarily from a decrease in accounts receivable offset by an increase in inventory resulting primarily from a decrease in sales.
     Cash used in investing activities during the three months ended June 30, 2007 was $87,000 due to property and equipment purchases.
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
     We have incurred significant losses for the last several years and at June 30, 2007 we have an accumulated deficit of $170,041,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in prior years, increasing our sales through direct sales channels and marketing efforts on existing products and achieving timely regulatory approval for certain other products.
     Currently, our primary goal is to achieve consistent profitability at the operating level. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of June 30, 2007 and expected cash from operations will be sufficient to meet our capital, debt and operating requirements through the next 12 months. However, if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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
Related Party Transaction
     In June 2007, we provided an unrestricted educational grant of $80,000 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of our board of directors, is also a member of the Sarver Heart Center. While we are not legally bound to provide any additional funding for such research, we may elect to provide an additional $80,000 grant in the future. We believe the research will lead to a better understanding of the pathogenesis of vascular diseases which could ultimately assist in our product development efforts.
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
     The following presents a summary of our critical accounting policies and estimates, defined as those policies and estimates we believe are: (i) the most important to the portrayal of our financial condition and results of operations, and (ii) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Our most significant estimates relate to the determination of the allowance for bad debt, inventory reserves, valuation allowance relating to deferred tax assets, warranty reserve, the assessment of future cash flows in evaluating intangible assets for impairment and assumptions used in fair value determination of warrants and derivatives.

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

     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the three and six months ended June 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended June 30, 2007 and 2006 of 20% was based on historical forfeiture experience and estimated future employee forfeitures.
     Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2007 was $21,000 and $45,000, respectively, and for the three and six months ended June 30, 2006 was $44,000 and $127,000, respectively, and was determined by the Black-Scholes valuation model. As of June 30, 2007, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $215,000, which is expected to be recognized as an expense over a weighted-average period of approximately 2.8 years. See Note 3 to our condensed consolidated financial statements for additional information.
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

Item 3A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, the President and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures at June 30, 2007 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
     The Company is not a party to any material legal proceeding.
Item 4. Submission of Matters to a Vote of Security Holders
On June 18, 2007, Cardiogenesis held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of KMJ Corbin & Company LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.
Gary S. Allen, M.D., Paul J. McCormick, Robert L. Mortensen, Marvin J. Slepian, M.D. and Gregory D. Waller, all of whom were directors prior to the Annual Meeting and were nominated for election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld	Abstentions/Non-Votes

Gary S. Allen, M.D.	38,051,883	4,179,761	3,012,550

Paul J. McCormick	38,254,683	3,976,961	3,012,550

Robert L. Mortensen	38,008,448	4,223,196	3,012,550

Marvin J. Slepian, M.D.	37,392,033	4,839,611	3,012,550

Gregory D. Waller	38,340,333	3,891,311	3,012,550
In addition, the shareholders approved the ratification of KMJ Corbin & Company LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2007. The following votes were cast on the ratification: 41,590,947 For; 590,093 Against; 50,604 Abstain. There were no broker non-votes.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

Exhibit No.	Description
4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1 (18)	Summary of Non-Employee Director Compensation effective April 1, 2007

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: August 14, 2007	/s/ Richard P. Lanigan
Richard P. Lanigan
President (Principal Executive Officer)

Date: August 14, 2007	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Securities Purchase Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and each of the investors identified therein

4.6 (11)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.7 (12)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.8 (13)	Securities Purchase Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.9 (14)	Secured Convertible Term Note, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.10 (15)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.11 (16)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

4.12 (17)	Security Agreement, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1 (18)	Summary of Non-Employee Director Compensation effective April 1, 2007

31.1 (18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(15)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(16)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(17)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(18)	Filed herewith