Form 10QSB
period 2007-09-30
CARDIOGENESIS CORP /CA
filed 2007-11-14
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
45,273,701 shares of Common Stock, no par value, as of October 31, 2007
     Transitional Small Business Disclosure Format (Check One): Yes ☐       No ☑

CARDIOGENESIS CORPORATION

Item 1. Financial Statements (unaudited)
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

September 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$2,417
Accounts receivable, net of allowance for doubtful accounts of $160	2,025
Inventories	2,262
Prepaids and other current assets	342

Total current assets	7,046
Property and equipment, net	592
Other assets, net	36

Total assets	$7,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$513
Accrued liabilities	1,450
Deferred revenue	1,267
Current portion of capital lease obligation	11
Secured convertible term note and related obligations, net of debt discount	359

Total current liabilities	3,600
Capital lease obligation, less current portion	22
Other long term liability	40

Total liabilities	3,662

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—
Common stock:
no par value; 75,000 shares authorized; 45,274 shares issued and outstanding	173,463
Accumulated deficit	(169,451)

Total shareholders’ equity	4,012

Total liabilities and shareholders’ equity	$7,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$3,486	$4,212	$9,292	$13,453
Cost of revenues	739	1,007	1,913	2,728

Gross profit	2,747	3,205	7,379	10,725

Operating expenses:
Research and development	103	461	612	1,100
Salaries and employee benefits	1,183	2,265	3,601	6,314
Sales, general and administrative	782	1,276	2,278	3,842

Total operating expenses	2,068	4,002	6,491	11,256

Operating income (loss)	679	(797)	888	(531)
Other income (expense):
Interest expense	(10)	(52)	(59)	(724)
Interest income	29	21	94	110
Gain on insurance settlement	—	70	—	70
Non-cash interest expense	(13)	(31)	(89)	(802)
Change in fair value of derivatives	(133)	—	(323)	290
Other non-cash income	38	2	151	101

Total other income (expense), net	(89)	10	(226)	(955)

Net income (loss)	590	(787)	662	(1,486)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.02)	$0.01	$(0.03)

Weighted average shares outstanding:
Basic and diluted	45,274	45,274	45,274	45,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$662	$(1,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative and warrant fair value adjustments	172	(391)
Amortization of discount on note payable	72	644
Depreciation and amortization	366	450
Bad debt expense	62	183
Provision for obsolete inventory	—	147
Amortization of intangible asset	—	146
Amortization of debt issuance costs	17	158
Stock-based compensation expense	62	313
Stock-based compensation expense related to legal settlement	—	29
Gain on insurance settlement	—	(70)
Interest income on restricted cash	—	(39)
Changes in operating assets and liabilities:
Accounts receivable	240	(239)
Inventories	(329)	65
Prepaids and other current assets	79	227
Other assets	10	21
Accounts payable	187	(329)
Accrued liabilities	(156)	715
Deferred revenue	(65)	465

Net cash provided by operating activities	1,379	1,009

Cash flows from investing activities:
Acquisition of property and equipment	(45)	(284)
Cash received from insurance proceeds	—	70

Net cash used in investing activities	(45)	(214)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options	—	37
Payments on secured convertible term note	(937)	(937)
Payments on capital lease obligation and short term note payable	(98)	(210)

Net cash used in financing activities	(1,035)	(1,110)

Net increase (decrease) in cash and cash equivalents	299	(315)
Cash and cash equivalents at beginning of period	2,118	1,843

Cash and cash equivalents at end of period	$2,417	$1,528

Supplemental schedule of cash flow information:
Interest paid	$55	$70

Taxes paid	$67	$41

Supplemental schedule of non-cash financing activities:
Financing of insurance premiums	$—	$445

Repayment of restricted cash portion of the secured convertible term note	$—	$2,547

Reclassification of inventory to fixed assets	$296	$149

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
     These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses for the last several years and may continue to incur losses in the future. Management believes its cash balance as of September 30, 2007 and expected cash flows from operations will be sufficient to meet the Company’s capital and operating requirements for the next 12 months.
     The Company may require additional financing in the future. There can be no assurance that the Company will be able to obtain additional debt or equity financing if and when needed or on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve consistent profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.
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
     For the three and nine months ended September 30, 2007, there were approximately 208,000 potentially dilutive shares related to the potentially converted shares of convertible debt. For the nine months ended September 30, 2007, the potentially diluted shares were excluded from the diluted income per share as their effect would be anti-dilutive, after considering the related interest effects. For the three and nine months ended September 30, 2006, there were approximately 2,806,000 and 2,851,000, respectively, potentially dilutive shares related to the potentially converted shares of convertible debt, options and warrants that were excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended.

Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include (but are not limited to) the realizability of accounts receivable, inventories, recoverability of long-lived assets, warranty obligations and the valuation of embedded derivatives, deferred tax assets, stock options and warrants.
Reclassifications:
     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
Derivative financial instruments:
     The Company’s derivative financial instruments consisted of embedded derivatives related to the $6,000,000 Secured Convertible Term Note (“Note”). These embedded derivatives included certain conversion features and variable interest features. The accounting treatment of derivatives required that the Company record the derivatives at their fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. During the three and nine months ended September 30, 2007, the Company recognized an expense related to the change in fair value of $133,000 and $323,000, respectively. During the three and nine months ended September 30, 2006, the change in fair value resulted in income of $0 and $290,000, respectively. As of September 30, 2007, the fair value of the embedded derivative was an asset of $53,000. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions as of September 30, 2007: dividend yield of 0%; annual volatility of 73.54%; and risk free interest rate of 3.43% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are included in secured convertible term note and related obligations in the accompanying condensed consolidated balance sheet. In October 2007, the Note was repaid in full and such derivatives were recorded as other expense (see Note 5).
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
     The Company frequently loans lasers to hospitals in accordance with its loaned laser programs. Under certain loaned laser programs the Company charges the customer an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser or collects an upfront deposit that can be applied towards the purchase of a laser. These arrangements meet the definition of a lease and are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. Based on the provisions of SFAS No. 13, the loaned lasers are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loaned laser program. In addition, the Premium is considered contingent rent under SFAS No. 29 Determining Contingent Rentals (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.

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
Segment Disclosures:
     The Company operates in one segment. The principal markets for the Company’s products are in the United States, but the Company does have sales to customers in Europe, Canada, Mexico, Asia and Egypt. For the three and nine months ended September 30, 2007, the Company’s international sales were $163,000 and $243,000, respectively. For the three and nine months ended September 30, 2006, the Company’s international sales were $120,000 and $282,000, respectively. International sales represent 5% and 3% of total sales for the three and nine months ended September 30, 2007, respectively, and 3% and 2% for the three and nine months ended September 30, 2006, respectively. The majority of international sales are denominated in U.S. Dollars.
Recently Issued Accounting Standards:
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or consolidated results of operations.
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
2. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

September 30,
2007
Raw materials	$528
Work-in-process	68
Finished goods	1,666

Total	$2,262

3. Stock-Based Compensation:
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the periods ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s consolidated statements of operations for option grants to employees and directors below the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine month periods ended September 30, 2007 and 2006 was 20% for all options and was based on historical forfeiture experience and expected future employee forfeitures. There were no options granted during the quarter.
     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three and nine months ended September 30, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
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
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996. As of September 30, 2007, a total of 1,500,000 common shares are authorized and reserved for issuance under this plan, as amended and 267,743 shares remain available for issuance. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.
     During the three and nine months ended September 30, 2007, there were no purchases of shares under the ESPP and therefore, the Company has not recorded any compensation expense related to ESPP purchases in accordance with SFAS No. 123(R). In addition, as of November 2006, the Company has suspended the ESPP until further notice. It is expected that the ESPP will be reinstated during the fourth quarter of fiscal 2007.
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

     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the nine months ended September 30, 2007 and 2006 were based on the following assumptions:

	Nine Months Ended
	September 30,		September 30,
	2007		2006
Expected term	4.09	years	4.09	years
Expected volatility		96.19%		106.27%
Risk-free interest rate		4.75%		4.89%
Expected dividend yield		—		—
     A summary of option activity as of September 30, 2007 and changes during the nine months then ended, is presented below (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2007	3,491	$0.89	6.3	$—
Options granted	683	$0.30
Options exercised	—	—
Options forfeited/canceled	(985)	$0.59

Options outstanding at September 30, 2007	3,189	$0.85	5.7	$—

Vested or expected to vest	3,087	$0.87	5.6	$—

Options exercisable at September 30, 2007	2,681	$0.95	5.0	$—

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 38,000 outstanding and 2,000 exercisable stock options that were in-the-money at September 30, 2007.
     The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.22 per option, respectively. There were no options granted or exercised during the three months ended September 30, 2007.
     As of September 30, 2007, there was approximately $110,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.5 years.
     The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006 which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Stock-based compensation expense included in:
Research and development	$2	$21	$8	$31
Sales, general and administrative	15	165	54	282

	$17	$186	$62	$313

4. Legal Matters:
     The Company is not a party to any material legal proceeding.

5. Secured Convertible Term Note and Related Obligations:
     In connection with the Company’s October 2004 financing transaction with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), it issued a secured convertible term note (the “Note”) in the aggregate principal amount of $6.0 million and a warrant to purchase an aggregate of 2,640,000 shares of the Company’s common stock at a price of $0.50 per share to Laurus in a private offering. The Note included embedded derivative financial instruments. Both the warrant and the derivatives were required to be accounted for separately from the related debt instrument and recorded as assets or liabilities on the consolidated balance sheet at fair value.
     The Note matured, and was paid off in full, in October 2007. Annual interest on the Note was equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest was not less than six and one-half percent (6.5%), subject to certain downward adjustments resulting from certain increases in the market price of Cardiogenesis common stock. Since November 2004, interest on the Note was payable monthly in arrears on the first day of each month during the term of the Note. In addition, since May 2005, the Company had been required to make monthly principal payments of approximately $104,000 per month. The Note was convertible into shares of Cardiogenesis common stock at the option of Laurus and, in certain circumstances, at the Company’s option.
     The initial fair value assigned to the embedded derivatives was $1,075,000 and the initial fair value assigned to the warrant was $631,000, both of which were recorded as discounts to the Note and were being amortized to interest expense over the expected term of the debt, using the effective interest method. The Company amortized $11,000 and $72,000 of the discount to interest expense during the three and nine month periods ended September 30, 2007, respectively, and the unamortized discount on the Note was zero at September 30, 2007. The Company amortized $25,000 and $644,000 of the discount to interest expense during the three and nine month period ended September 30, 2006.
     Changes in the estimated fair value of the Laurus warrant were charged under the caption “Other non-cash income” and resulted in income of $1,000 and $54,000 for the three and nine months ended September 30, 2007, respectively, and resulted in expense of $54,000 and $5,000 for the three and nine months ended September 30, 2006, respectively. In addition, changes in the estimated fair value of the derivatives are charged under the caption “Change in fair value of derivatives” and resulted in a charge to expense of $133,000 and $323,000 for the three and nine months ended September 30, 2007, respectively, and income of $0 and $290,000 for the three and nine months ended September 30, 2006, respectively.
     The embedded derivatives, valued as an asset of approximately $53,000 at the date of repayment, were recorded as other expense in October 2007. In addition, the Company recorded other income of approximately $308,000 in October 2007 based on the fair value of the Laurus warrant at the date of repayment.
     Debt issuance costs of $417,000 were incurred in connection with the transaction. During the three and nine months ended September 30, 2007, the Company amortized $2,000 and $17,000, respectively, of debt issuance costs to interest expense and the unamortized balance was zero at September 30, 2007. During the three and nine months ended September 30, 2006, the Company amortized $6,000 and $158,000, respectively, of debt issuance costs to interest expense.
     During the nine months ended September 30, 2007, Laurus did not convert any debt amounts into shares of common stock. In prior periods, each conversion of debt into equity was recorded as an extinguishment of debt and an increase in equity valued at the fair market value on the date of conversion. A gain or loss on extinguishment of debt was recorded at the time of conversion and represents the difference in fair market value at the date of conversion less the actual conversion price.

     The following table presents a reconciliation between the principal amount of the Note and the current carrying amount of the Note on the consolidated balance sheet (in thousands):

September 30,
2007
Original Note balance	$6,000
Principal conversions	(1,184)
Cash payments	(4,712)

Total secured convertible term note	104
Unamortized discount on Note	—
Derivative valuation	(53)
Warrant valuation	308

Secured convertible term note and related obligations, net	$359

     Pursuant to the terms of the Note, an “event of default” included a suspension of trading of the Company’s common stock on the OTC Bulletin Board which remained uncured within thirty (30) days of notice of the suspension. To the extent that the delisting of the Company’s stock in May 2006 is deemed a “suspension of trading,” the Company could be deemed to have been in default of its obligations under the Note. If an event of default is deemed to have occurred under the Note, interest on the Note would have accrued at the default rate which is the then current prime rate plus 12% per annum until the default is cured. The holder of the Note has not made any claim for, or notified the Company of any intention to claim, default interest under the Note for periods subsequent to the date the Company’s stock was suspended from trading on the OTC Bulletin Board. The Note was repaid in full on October 9, 2007. The holder of the Note subsequently released all security interests in Company assets and confirmed that the note had been repaid in full.
6. Other Long Term Liability:
     In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued a warrant to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share. The warrant is immediately exercisable and has a term of five years. At September 30, 2007, the fair value of the warrant liability was $40,000, and is classified in the accompanying condensed consolidated balance sheet as other long term liability. For the three and nine months ended September 30, 2007, the gain on change in fair value of $37,000 and $97,000, respectively, is included in other non-cash income. For the three and nine months ended September 30, 2006, the gain on change in fair value of $56,000 and $106,000, respectively, is included in other non-cash income. The warrant liability, valued at approximately $40,000 at the date of the repayment in October 2007, was reclassified to additional paid-in capital.
7. Related Party Transaction:
     In June 2007, the Company provided an unrestricted educational grant of $80,000 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke.  Dr. Marvin Slepian, a member of the Company’s board of directors, is also a member of the Sarver Heart Center.  While the Company is not legally bound to provide any additional funding for such research, the Company may elect to provide an additional $80,000 grant in the future.
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

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.
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
     In May 1997, we received CE Mark approval for our TMR system and in April 1998 we received CE Mark approval for our PMC system. We have also received CE Mark on our minimally invasive TMR platform PEARL (Port Enabled Angina Relief with Laser) and on our Phoenix Combination Delivery System in November 2005 and October 2006, respectively. The CE Mark allows us to commercially distribute these products within the European Community. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In February 1999, we received approval from the Food and Drug Administration (“FDA”) for the marketing of our TMR products for treatment of patients suffering from chronic, severe angina. Effective July 1999, the Centers for Medicare and Medicaid Services (“CMS”) implemented a national coverage decision for Medicare coverage for any TMR as a primary and secondary procedure. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.
     In December 2004, we received FDA approval for the Solargen 2100s, the advanced laser console for TMR. In addition, in November 2007 we received FDA approval for the PEARL 5.0 robotic handpiece delivery system designed for delivering TMR therapy with surgical robotic systems.
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
     As of September 30, 2007, we had an accumulated deficit of $169,451,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $3,486,000 for the quarter ended September 30, 2007 decreased $726,000, or 17%, when compared to net revenues of $4,212,000 for the quarter ended September 30, 2006. We attribute the decrease in sales for both the three and nine months ended September 30, 2007 primarily to turnover of our sales force. A substantial portion of our sales force joined us during 2007 and we believe that changes in sales force personnel significantly impacted revenues for the three and nine month periods as compared to the corresponding prior year periods.
     For the quarter ended September 30, 2007, domestic disposable handpiece revenue decreased by $574,000, or 21%, and domestic laser revenue decreased by $246,000, or 23%, when compared to the quarter ended September 30, 2006. In the third quarter of 2007, domestic handpiece revenue included $150,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $2,066,000. In the third quarter of 2006, domestic handpiece revenue included $675,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $2,115,000.
     International sales, accounting for approximately 5% of net revenues for the quarter ended September 30, 2007, increased $43,000 from the prior year period. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $271,000 increased $52,000 for the quarter ended September 30, 2007, when compared to $219,000 for the quarter ended September 30, 2006.
     Net revenues of $9,292,000 for the nine months ended September 30, 2007 decreased $4,161,000, or 31%, when compared to net revenues of $13,453,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, domestic disposable handpiece revenue decreased by $2,484,000, or 28%, and domestic laser revenue decreased by $1,748,000. or 49%, when compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, domestic handpiece revenue included $648,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $5,745,000. For the nine months ended September 30, 2006, domestic handpiece revenue included $1,634,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $7,243,000.
     International sales, accounting for approximately 3% of net revenues for the nine months ended September 30, 2007, decreased $39,000 from the prior year period. In addition, service and other revenue of $842,000 increased $111,000 for the nine months ended September 30, 2007, when compared to $731,000 for the nine months ended September 30, 2006.
Gross Profit
     For the quarter ended September 30, 2007, gross margin increased to 79% of net revenues as compared to 76% of net revenues for the quarter ended September 30, 2006. The increase in gross margin resulted primarily from inventory impairment charges which occurred in the prior year quarter and did not recur in the current year quarter. Gross profit in absolute dollars decreased by $458,000 to $2,747,000 for the quarter ended September 30, 2007, as compared to $3,205,000 for the quarter ended September 30, 2006. The decrease in gross profit in absolute dollars is primarily attributed to a decrease in the units sold of the domestic lasers and disposable handpieces.
     For the nine months ended September 30, 2007, gross profit decreased to 79% of net revenues as compared to 80% of net revenues for the nine months ended September 30, 2006. Gross profit in absolute dollars decreased by $3,346,000 to $7,379,000 for the nine months ended September 30, 2007, as compared to $10,725,000 for the nine months ended September 30, 2006. Such decrease in gross profit in absolute dollars is primarily attributed to a decrease in units sold of the domestic lasers and disposable handpieces.

Research and Development
     Research and development expense represents expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock based compensation associated with research and development personnel. For the quarter ended September 30, 2007, research and development expenditures of $103,000 decreased $358,000, or 78%, when compared to $461,000 for the quarter ended September 30, 2006. As a percentage of revenues, research and development expenditures were 3% during the quarter ended September 30, 2007 as compared to 11% for the prior year period.
     For the nine months ended September 30, 2007, research and development expenditures of $612,000 decreased $488,000, or 44%, when compared to $1,100,000 for the nine months ended September 30, 2006. As a percentage of revenues, research and development expenditures were 7% for the nine months ended September 30, 2007 as compared to 8% for the corresponding period in the prior year. The decrease in expenditure as a percentage of revenue and in dollars during the three and nine month periods was primarily attributed to research expenses for the TMR mechanism of action study included in 2006 that did not occur in 2007. In addition, there was a decrease in salary expense associated with research and development activities in the three and nine month periods due to turnover experienced in 2007.
Salaries and Employee Benefits
     Salaries and employee benefit expense represents expenses incurred in connection with the salaries, stock based compensation, commissions, taxes and benefits for employees, excluding expenses associated with research and development personnel which are included in research and development expense. For the quarter ended September 30, 2007, salaries and employee benefits expenditures of $1,183,000 decreased $1,082,000, or 48%, when compared to $2,265,000 for the quarter ended September 30, 2006. As a percentage of revenues, salaries and employee benefits expenditures were 34% during the quarter ended September 30, 2007 as compared to 54% for the prior year period. The dollar and percentage decrease in salaries and employee benefits for the three month period resulted primarily from a $664,000 reduction in salary expense, of which approximately $500,000 resulted from the legal settlement reached with our former Chief Executive Officer in the 2006 third quarter, a $241,000 decrease in commission expense resulting from lower sales levels, and a $169,000 reduction in stock-based compensation expense related to stock options under SFAS 123(R).
     For the nine months ended September 30, 2007, salaries and employee benefits expenditures of $3,601,000 decreased $2,713,000, or 43%, when compared to $6,314,000 for the nine months ended September 30, 2006. As a percentage of revenues, salaries and employee benefits expenditures were 39% for the nine months ended September 30, 2007 as compared to 47% for the corresponding period in the prior year. The dollar and percentage decrease in salaries and employee benefits for the nine month period resulted primarily from a $1,358,000 reduction in salary expense due to the elimination of certain positions resulting from reorganization and costs containment efforts as well as the previously noted settlement with our former Chief Executive Officer, a $1,341,000 decrease in commission expense resulting from lower sales levels, and a $251,000 reduction in stock-based compensation expense related to stock options under SFAS 123(R).
Sales, General and Administrative
     Sales, general and administrative expenditures represent all other operating expenses not included in research and development or salaries and employee benefits expenses. For the quarter ended September 30, 2007, sales, general and administrative expenditures (“SG&A”) totaled $782,000, or 22% of net revenues, as compared to $1,276,000, or 30% of net revenues during the quarter ended September 30, 2006. This represents a reduction of $494,000, or 39%. The decrease in SG&A both in dollars and as a percentage of net revenues for the 2007 third quarter as compared to the 2006 period resulted primarily from a $309,000 decrease in professional services, a $98,000 decrease in bad debt expense, and an $83,000 decrease in certain facility costs related to our move to the new corporate office.
     For the nine months ended September 30, 2007, SG&A totaled $2,278,000, or 25% of net revenues, as compared to $3,842,000, or 29% of net revenues, for the nine months ended September 30, 2006. This represents a reduction of $1,564,000, or 41%. The decrease in SG&A both in dollars and as a percentage of net revenues for the nine month period resulted primarily from a $536,000 decrease in professional services, a $277,000 decrease in certain facility costs related to our move to the new corporate office, a $169,000 decrease in recruiting fees, a $121,000 decrease in bad debt expense, and a $101,000 reduction in training and clinical research expenses.

Other Income (Expense)
     The following table reflects the components of other income (expense):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ In thousands)
Interest expense — Secured Convertible Term Note	$(9)	$(41)	$(50)	$(208)
Interest expense — other	(1)	(11)	(9)	(33)
Interest expense — prepayment penalty	—	—	—	(483)
Interest income	29	21	94	110
Insurance settlement	—	70	—	70
Non-cash interest expense — Accretion of discount on Note	(11)	(25)	(72)	(644)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	(2)	(6)	(17)	(158)
Change in fair value of derivative	(133)	—	(323)	290
Other non-cash income (expense)- Change in fair value of warrants	38	2	151	101

Total other income (expense), net	$(89)	$10	$(226)	$(955)

     Total other expense for the three months ended September 30, 2007 was $89,000 as compared to income of $10,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, total other expense was $226,000 and $955,000, respectively. The increase in other expense for the three month period was primarily attributed to the change in fair value of the derivative associated to the Note. The decrease in expense for the nine month period was primarily attributed to the recognition of the prepayment penalty and the acceleration of the amortization of the debt discount and debt issuance costs associated to the prepayment of the restricted cash balance on the Note in the prior year.
Liquidity and Capital Resources
     At September 30, 2007, we had cash and cash equivalents of $2,417,000 compared to $2,118,000 at December 31, 2006, an increase of $299,000. During the nine months ended September 30, 2007, we had net income of $662,000 and net cash provided by operating activities of $1,379,000 primarily from a decrease in accounts receivable due to a decrease in sales, an increase in accounts payable offset by a decrease in accrued liabilities.
     Cash used in investing activities during the nine months ended September 30, 2007 was $45,000 due to property and equipment purchases.
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
     The Note matured, and was paid off in full, in October 2007. Annual interest on the Note was equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2.0%), provided that such annual rate of interest was not less than six and one-half percent (6.5%), subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Since November 2004, interest on the Note was payable monthly in arrears on the first day of each month during the term of the Note. In addition, since May 2005, we had been required to make monthly principal payments of $104,091 per month. The Note was convertible into shares of our common stock at the option of Laurus and, in certain circumstances, at our option.
     Pursuant to the terms of the Note, an “event of default” included a suspension of trading of our common stock on the OTC Bulletin Board which remained uncured within thirty (30) days of notice of the suspension. As previously reported by us, to the extent that the delisting of our stock in May 2006 is deemed a “suspension of trading,” we could have been deemed to be in default of our obligations under the Note. If an event of default is deemed to have occurred under the Note, interest on the Note would have accrued at the default rate which is the then current prime rate plus 12% per annum until the default is cured. The holder of the Note has not made any claim for, or notified us of any intention to claim, default interest under the Note for periods subsequent to the date our stock was suspended from trading on the OTC Bulletin Board. The Note was repaid in full on October 9, 2007. The holder of the Note subsequently released all security interests in Company assets and confirmed that the note had been repaid in full.
     The Note included embedded derivative financial instruments. In conjunction with the Note, we issued a warrant to purchase 2,640,000 shares of common stock. The accounting treatment of the derivatives and warrant required that we record the derivatives and warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrant was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives and warrant was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. The embedded derivatives, valued as an asset of approximately $53,000 at the date of repayment, were recorded as other expense in October 2007. In addition, the Company recorded other income of approximately $308,000 in October 2007 based on the fair value of the Laurus warrant at the date of repayment.
     We have incurred significant losses for the last several years and at September 30, 2007 we have an accumulated deficit of $169,451,000. Our ability to maintain profitable operations depends on our ability to generate and sustain a substantially higher revenue while maintaining reasonable expense levels. Currently, our primary goal is to achieve consistent profitability and maintain a positive cash flow. Our actions have been guided by this initiative, and as a result, cost containment measures have been implemented to help conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of September 30, 2007 and expected cash from operations will be sufficient to meet our capital, debt and operating requirements through the next 12 months. However, if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
     We will have a continuing need for new infusions of cash if we incur losses or decreases in cash from operations in the future. As part of our efforts to increase revenues, we plan to increase direct sales and marketing efforts on existing products and attempt to obtain regulatory approval for other products or for new applications of existing products and technologies. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products or the use thereof, we will be unable to significantly increase our revenues. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations. We may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. There is a risk that we may be unsuccessful in obtaining such financing and that we will not have sufficient cash to fund our operations.
Related Party Transaction
     In June 2007, we provided an unrestricted educational grant of $80,000 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke.  Dr. Marvin Slepian, a member of our board of directors, is also a member of the Sarver Heart Center.  While we are not legally bound to provide any additional funding for such research, we may elect to provide an additional $80,000 grant in the future.  We believe the research will lead to a better understanding of the pathogenesis of vascular diseases which could ultimately assist us in product development efforts.
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
     These arrangements meet the definition of a lease and are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases” (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. Based on the provisions of SFAS No. 13, the loaned lasers are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loaned laser program. In addition, the Premium is considered contingent rent under SFAS No. 29 “Determining Contingent Rentals” (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is removed upon the sale of the handpiece.
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
Stock Based Compensation:
     We account for equity issuances to non-employees in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.
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

     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended September 30, 2007 and 2006 of 20% was based on historical forfeiture experience and estimated future employee forfeitures.
     Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2007 was $17,000 and $62,000, respectively, and for the three and nine months ended September 30, 2006 was $186,000 and $313,000, respectively, and was determined by the Black-Scholes valuation model. As of September 30, 2007, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $110,000, which is expected to be recognized as an expense over a weighted-average period of approximately 2.5 years. See Note 3 to our condensed consolidated financial statements for additional information.
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
Inventories:
     Inventories are stated at the lower of cost (principally at actual cost on a first-in, first-out basis) or market value. We regularly monitor potential excess or obsolete inventory by analyzing the usage for parts on hand and comparing the market value to cost. When necessary, we reduce the carrying amount of inventory to its market value.
Valuation of Long-lived Assets:
     We assess potential impairment of our finite lived, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using estimated discounted future cash flows. The amount of impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and underperformance relative to historic or projected future operating results.
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
Item 3A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, the President and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures at September 30, 2007 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
     The Company is not a party to any material legal proceeding.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.6 (11)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.7 (12)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.8 (13)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

Exhibit No.	Description
10.1(14)	Employment Agreement, dated July 30, 2007, between the Company and Richard Lanigan

10.2(15)	Employment Agreement, dated July 30, 2007, between the Company and William Abbott

31.1 (16)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (16)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (16)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(13)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2007

(15)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2007

(16)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: November 14, 2007	/s/ Richard P. Lanigan

Richard P. Lanigan
President
(Principal Executive Officer)

Date: November 14, 2007	/s/ William R. Abbott

William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.6 (11)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.7 (12)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.8 (13)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(14)	Employment Agreement, dated July 30, 2007, between the Company and Richard Lanigan

10.2(15)	Employment Agreement, dated July 30, 2007, between the Company and William Abbott

31.1 (16)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (16)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (16)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(13)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2007

(15)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2007

(16)	Filed herewith