Form 10-Q
period 2008-03-31
CARDIOGENESIS CORP /CA
filed 2008-05-15
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
45,274,395 shares of Common Stock, no par value, as of April 30, 2008.

CARDIOGENESIS CORPORATION

Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,917	$2,824
Accounts receivable, net of allowance for doubtful accounts of $28	1,268	1,763
Inventories	1,492	1,602
Prepaids and other current assets	389	486

Total current assets	6,066	6,675
Long-term investments in marketable securities	350	—
Property and equipment, net	403	457
Other assets, net	27	27

Total assets	$6,846	$7,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257	$169
Accrued liabilities	1,040	1,458
Deferred revenue	1,240	1,210
Current portion of capital lease obligation	10	12

Total current liabilities	2,547	2,849
Capital lease obligation, less current portion	18	19

Total liabilities	2,565	2,868

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,274 shares issued and outstanding	173,852	173,826
Accumulated deficit	(169,571)	(169,535)

Total shareholders’ equity	4,281	4,291

Total liabilities and shareholders’ equity	$6,846	$7,159

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Net revenues	$2,982	$3,370
Cost of revenues	525	643

Gross profit	2,457	2,727

Operating expenses:
Research and development	216	212
Salaries and employee benefits	1,524	1,324
Sales, general and administrative	754	726

Total operating expenses	2,494	2,262

Operating (loss) income	(37)	465
Other income (expense):
Interest expense	(20)	(31)
Interest income	21	28
Non-cash interest expense	—	(46)
Change in fair value of derivatives	—	(114)
Other non-cash income, net	—	25

Total other income (expense), net	1	(138)

Net (loss) income	(36)	$327

Net (loss) earnings per share:
Basic	$—	$0.01

Diluted	$—	$0.01

Weighted average shares outstanding:
Basic	45,274	45,274

Diluted	45,274	45,290

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(36)	$327
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Derivative and warrant fair value adjustments	—	89
Amortization of discount on note payable	—	37
Depreciation and amortization	81	130
Bad debt expense	—	62
Amortization of debt issuance costs	—	9
Stock-based compensation expense	26	24
Changes in operating assets and liabilities:
Accounts receivable	495	679
Inventories	105	(53)
Prepaids and other current assets	97	33
Accounts payable	88	(6)
Accrued liabilities	(418)	(10)
Deferred revenue	30	(7)

Net cash provided by operating activities	468	1,314

Cash flows from investing activities:
Acquisition of property and equipment	(22)	—
Purchase of investments in marketable securities	(350)	—

Net cash used in investing activities	(372)	—

Cash flows from financing activities:
Payments on secured convertible term note	—	(312)
Payments on capital lease obligation and short term note payable	(3)	(92)

Net cash used in financing activities	(3)	(404)

Net increase in cash and cash equivalents	93	910
Cash and cash equivalents at beginning of period	2,824	2,118

Cash and cash equivalents at end of period	$2,917	$3,028

Supplemental schedule of cash flow information:
Interest paid	$1	$27

Taxes paid	$5	$1

Supplemental schedule of non-cash financing activities:
Reclassification of inventories to fixed assets	$5	$50

See accompanying notes.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. Summary of Significant Accounting Policies:
Interim Financial Information:
     The accompanying unaudited condensed consolidated financial statements have been prepared by Cardiogenesis Corporation (the “Company”) in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-KSB, as filed with the SEC.
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Although Cardiogenesis achieved operating income for the year ended December 31, 2007, it does not have a history of operating income. Management believes its cash balance as of March 31, 2008 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
Net Earnings (Loss) Per Share:
     Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method and convertible notes payable using the “if converted method.” The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

     At March 31, 2008 and 2007, there were approximately 63,000 and 1,457,000, respectively, potentially dilutive shares that were excluded from diluted (loss) income per share as their effect would be anti-dilutive for the periods then ended.
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

Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the unaudited condensed consolidated financial statements include (but are not limited to) the realizability of accounts receivable and inventories, recoverability of long-lived assets, and the valuation of warranty obligations, embedded derivatives, deferred tax assets, stock options and warrants.
Reclassifications:
     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
Investments in Marketable Securities:
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), the Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value based on market quotes. Any significant unrealized gains and losses, net of deferred taxes, will be recorded as a component of other comprehensive income (loss).
     The Company generally invests its excess cash in money market funds and in highly liquid debt instruments of United States (“U.S.”) municipalities, corporations, the U.S. government and its agencies and auction rate securities. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.
     Due to disruptions of, and the resulting reduced liquidity in certain financial markets, the Company’s AAA rated auction rate securities with a total purchased cost of approximately $350,000 experienced failed auctions during 2008. Due to the failed auctions, the Company was unable to sell the securities at their respective costs, resulting in an insignificant temporary decrease in fair value. These investments have been classified as long-term investments in marketable securities in the Company’s consolidated balance sheet as of March 31, 2008. The Company has concluded that the unrealized losses on these investments are temporary because (i) the Company believes that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.
Derivative financial instruments:
     In October 2004, the Company completed a financing transaction with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which the Company issued a Secured convertible term note (the “Note”). Prior to the repayment of the Note in October 2007, the Company’s derivative financial instruments consisted of embedded derivatives related to the Note. These embedded derivatives included certain conversion features and variable interest features. The accounting treatment of derivatives required that the Company record the derivatives at their fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date until the Note was paid off. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As a result of the repayment of the Note in October 2007, the Company does not have any derivative financial instruments as of March 31, 2008.
     In connection with the Note, the Company recorded the following items of other income (expense) during the three months ended March 31, 2007:
•	$37,000 of interest expense related to the amortization of the debt discount,

•	$9,000 of interest expense related to the amortization of debt issuance costs,

•	$114,000 of other expense related to the change in fair value of certain derivatives,

•	$25,000 of other income related to the change in fair value of certain warrants.
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
     The Company frequently loans lasers to hospitals in accordance with its loaned laser programs. Under certain loaned laser programs the Company charges the customer an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser or collects an upfront deposit that can be applied towards the purchase of a laser. These arrangements meet the definition of a lease and are recorded in accordance with SFAS No. 13 Accounting for Leases (“SFAS No. 13”) as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. Based on the provisions of SFAS No. 13, the loaned lasers are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loaned laser program. In addition, the Premium is considered contingent rent under SFAS No. 29 Determining Contingent Rentals (“SFAS No. 29”) and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.

     Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non- standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for such multiple element arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.
Segment Disclosures:
     The Company operates in one segment. The principal markets for the Company’s products are in the United States, but the Company does have sales to customers in Europe, Canada, Mexico, Asia and Egypt. For the three months ended March 31, 2008, the Company’s international sales were $36,000. For the three months ended March 31, 2007, the Company’s international sales were $63,000. International sales represent 1% of total sales for the three months ended March 31, 2008 and 2% for the three months ended March 31, 2007. The majority of international sales are denominated in U.S. Dollars.
Recent Accounting Pronouncements:
     In September 2006 the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.
     In December 2007 the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS No. 141, Business Combinations, until January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 141R may have on our future consolidated financial statements.
3. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$273	$295
Work-in-process	48	96
Finished goods	1,171	1,211

Total	$1,492	$1,602

4. Stock-Based Compensation:
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-

based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.
     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the periods ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123R.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s unaudited consolidated statements of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s condensed consolidated statements of operations for option grants to employees and directors below the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s unaudited consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three month periods ended March 31, 2008 and 2007 of 0% and 20%, respectively was based on historical forfeiture experience and expected future employee forfeitures.
     SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three month periods ended March 31, 2008 and 2007. Prior to the adoption of SFAS No. 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of March 31, 2008, the Company is authorized to issue up to 12,125,000 shares under these plans.
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996. As of March 31, 2008, a total of 1,500,000 common shares are authorized and reserved for issuance under this plan, as amended and 267,743 shares remain available for issuance. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.

     The Company has treated the ESPP as a compensatory plan and has recorded compensation expense of approximately $2,000 and zero during the three month periods ended March 31, 2008 and 2007, respectively, in accordance with SFAS No. 123R.
     From November 15, 2006 to November 15, 2007, the Company suspended the ESPP. As of November 16, 2007, the ESPP has been reinstated. During the three month periods ended March 31, 2008 and 2007, there were no purchases of shares under the ESPP.
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
     The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures, if any, are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the three months ended March 31, 2008 and 2007 were based on the following assumptions:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Expected term	4 years	4 years
Expected volatility	92.57%	106%
Risk-free interest rate	2.24 — 2.69%	4.67%
Expected dividend yield	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Expected term	0.50 years	0.50 years
Expected volatility	92.57%	106%
Risk-free interest rate	2.24 — 2.69%	4.67%
Expected dividends	—	—

     A summary of option activity as of March 31, 2008 and changes during the three months then ended, is presented below (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2008	3,076	$0.81	5.8	$—
Options granted	445	$0.36
Options exercised	(1)	$0.23
Options forfeited/canceled	(264)	$1.12

Options outstanding and expected to vest at March 31, 2008	3,256	$0.72	6.1	$5

Options exercisable at March 31, 2008	2,148	$0.92	4.4	$1

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 238,000 outstanding and 30,000 exercisable stock options that were in-the-money at March 31, 2008.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $0.24 per option, respectively.
     As of March 31, 2008, there was approximately $242,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.5 years.
     The following table summarizes stock-based compensation expense related to stock options and ESPP purchases under SFAS No. 123R for the three months ended March 31, 2008 and 2007 which was allocated as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Stock-based compensation expense included in:
Research and development	$1	$3
Sales, general and administrative	25	21

	$26	$24

5. Legal Matters:
     Cardiogenesis has been notified that on February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against the Company and a number of other companies. In the complaint, Cardiofocus alleges that Cardiogenesis and the other defendants have violated patent rights allegedly held by Cardiofocus. The complaint does not identify specific alleged monetary damages. Cardiogenesis has asserted counterclaims for non-infringement and invalidity of the patents and intends to vigorously defend itself. However, any litigation involves risks and uncertainties and the likely outcome of the case cannot be determined at this time
     Except as described above, the Company is not a party to any material legal proceeding.
6. Related Party Transaction:
     In February 2008, the Company provided an unrestricted educational grant of $40,000 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of the Company’s board of directors, is also a member of the Sarver Heart Center. While the Company is not legally bound to provide any additional funding for such research, the Company may elect to provide an additional $40,000 grant in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled “Risk Factors” contained in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 for a discussion of certain risk factors and other conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Overview
     Cardiogenesis Corporation, incorporated in California in 1989, designs, develops and distributes laser-based surgical products and disposable fiber-optic accessories for the treatment of ischemia associated with advanced cardiovascular disease through laser myocardial revascularization. This therapeutic procedure is performed surgically as transmyocardial revascularization (“TMR”). TMR is a laser-based heart treatment in which transmural channels are made in the heart muscle. Many scientific experts believe these procedures encourage new vessel formation, or angiogenesis. TMR is performed by a cardiac surgeon through a surgical incision while the patient is under general anesthesia. Prospective, randomized, multi-center controlled clinical trials have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with the Cardiogenesis TMR system (plus medications), when compared with patients who received medications alone.
     In May 1997, we received CE Mark approval for our TMR laser and fiber optic handpiece delivery systems. We received CE Mark on our minimally invasive TMR platform PEARL (Port Enabled Angina Relief with Laser) and on our Phoenix Combination Delivery System in November 2005 and October 2006, respectively. The CE Mark allows us to commercially distribute these products within the European Community. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives.
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

     As of March 31, 2008, we had an accumulated deficit of $169,571,000. We may continue to incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, fiber optic handpiece delivery systems, and related services. Net revenues of $2,982,000 for the quarter ended March 31, 2008 decreased $388,000, or 12%, when compared to net revenues of $3,370,000 for the quarter ended March 31, 2007. We attribute the decrease in sales for the three months ended March 31, 2008 primarily to turnover of our sales force. A substantial portion of our sales force joined us during 2007 and we believe that the turnover of our sales force, as well as the learning curve associated with newly hired sales personnel, negatively impacted revenue for the first three months of 2008 as compared to the corresponding prior year period.
     For the quarter ended March 31, 2008, domestic disposable handpiece revenue decreased by $208,000, or 9%, and domestic laser revenue decreased by $127,000, or 17%, when compared to the quarter ended March 31, 2007. In the first quarter of 2008, domestic handpiece revenue included $195,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,885,000. In the first quarter of 2007, domestic handpiece revenue included $222,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $2,066,000.
     International sales, accounting for approximately 1% of net revenues for the quarter ended March 31, 2008 decreased $27,000 from the prior year period. In addition, service and other revenue of $246,000 decreased $24,000 for the quarter ended March 31, 2008, when compared to $270,000 for the quarter ended March 31, 2007.
Gross Profit
     For the quarter ended March 31, 2008, gross margin remained relatively flat at 82% of net revenues as compared to 81% of net revenues for the quarter ended March 31, 2007.
Research and Development
     Research and development expense represents expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock based compensation associated with research and development personnel. For the quarter ended March 31, 2008, research and development expenditures of $216,000 increased $4,000, or 2%, when compared to $212,000 for the quarter ended March 31, 2007. As a percentage of revenues, research and development expenditures were 7% during the quarter ended March 31, 2008 as compared to 6% for the prior year period.
Salaries and Employee Benefits
     Salaries and employee benefit expense represents expenses incurred in connection with the salaries, stock based compensation, commissions, taxes and benefits for employees, excluding expenses associated with research and development personnel which are included in research and development expense. For the quarter ended March 31, 2008, salaries and employee benefits expenditures of $1,524,000 increased $200,000, or 15%, when compared to $1,324,000 for the quarter ended March 31, 2007. As a percentage of revenues, salaries and employee benefits expenditures were 51% during the quarter ended March 31, 2008 as compared to 39% for the prior year period. The dollar and percentage increase in salaries and employee benefits for the three month period results primarily from the implementation of a compensation program designed to attract and retain qualified sales personnel. The compensation program provides income support to certain newly hired sales personnel during their introductory period of employment.

Sales, General and Administrative
     Sales, general and administrative expenditures represent all other operating expenses not included in research and development or salaries and employee benefits expenses. For the quarter ended March 31, 2008, sales, general and administrative expenditures (“SG&A”) totaled $754,000, or 25% of net revenues, as compared to $726,000, or 22% of net revenues during the quarter ended March 31, 2007. This represents an increase of $28,000, or 4%. The increase as a percentage of net revenues is a result of a relatively stable level of SG&A expenditures over a smaller sales base.
Other Income (Expense)
     The following table reflects the components of other income (expense):

	Three months ended March 31,
	2008	2007
Interest expense — Secured Convertible Term Note	$—	$(24)
Interest expense — other	(20)	(7)
Interest income	21	28
Non-cash interest expense — Accretion of discount on Note	—	(37)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	—	(9)
Change in fair value of derivative	—	(114)
Other non-cash income (expense)- Change in fair value of warrants	—	25

Total other income (expense), net	$1	$(138)

     Total other income for the three months ended March 31, 2008 was $1,000 as compared to other expense of $138,000 for the three months ended March 31, 2007. The decrease in expense for the three month period was primarily due to the fact that at March 31, 2007, the Laurus Note was outstanding and therefore we incurred expenses associated to the related obligations. However, since the Note was paid in full in October 2007, for the three months ended March 31, 2008, there was no associated expense in that period.
Liquidity and Capital Resources
     At March 31, 2008, we had cash and cash equivalents of $2,917,000 compared to $2,824,000 at December 31, 2007, an increase of $93,000. During the three months ended March 31, 2008, we had a net loss of $36,000 and net cash provided by operating activities of $468,000 primarily from a decrease in accounts receivable due to a decrease in sales, an increase in accounts payable offset by a decrease in accrued liabilities.
     Cash used in investing activities during the three months ended March 31, 2008 was $372,000 due to property and equipment and marketable securities purchases.
     Prior to 2007, we had incurred significant operating losses for several years and at March 31, 2008 we had an accumulated deficit of $169,571,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in the prior year.
     Currently, our primary goal is to drive growth in our core products and continue to pursue regulatory approval for our PEARL 8.0 Thoracoscopic Handpiece Delivery System and Phoenix Combination Delivery System, while achieving consistent profitability at the operating level. Our actions have been guided by this initiative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of March 31, 2008, our projected cash flows from operations and actions we have taken to reduce sales, general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.

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
Related Party Transaction
     In February 2008, we provided an unrestricted educational grant of $40,000 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of our board of directors, is also a member of the Sarver Heart Center. While we are not legally bound to provide any additional funding for such research, we may elect to provide an additional $40,000 grant in the future. We believe the research will lead to a better understanding of the pathogenesis of vascular diseases which could ultimately assist us in product development efforts.
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
     The following presents a summary of our critical accounting policies and estimates, defined as those policies and estimates we believe are: (i) the most important to the portrayal of our financial condition and results of operations, and (ii) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Our most significant estimates relate to the determination of the allowance for bad debt, inventory reserves, valuation allowance relating to deferred tax assets, warranty reserve, the assessment of future cash flows in evaluating long-lived assets for impairment and assumptions used in fair value determination of options.
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
     On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the three months ended March 31, 2008 and 2007 reflect the impact of adopting SFAS No. 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for any estimated forfeitures if applicable. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2008 and 2007 of zero and 20%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.
     Employee stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2008 was $26,000, and for the three months ended March 31, 2007 was $24,000 and was determined by the Black-Scholes valuation model. As of March 31, 2008, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $242,000, which is expected to be recognized as an expense over a weighted-average period of approximately 2.5 years. See Note 4 to our unaudited condensed consolidated financial statements for additional information.
Investments in Marketable Securities:
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), we determine the appropriate classification of our investments in marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value based on market quotes. Any significant unrealized gains and losses, net of deferred taxes, will be recorded as a component of other comprehensive income (loss).

     We generally invest excess cash in money market funds and in highly liquid debt instruments of United States (“U.S.”) municipalities, corporations, the U.S. government and its agencies and auction rate securities. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.
     Due to disruptions of, and the resulting reduced liquidity in certain financial markets, our AAA rated auction rate securities with a total purchased cost of approximately $350,000 experienced failed auctions during 2008. Due to the failed auctions, we were unable to sell the securities at their respective costs, resulting in an insignificant temporary decrease in fair value. These investments have been classified as long-term investments in marketable securities in our consolidated balance sheet as of March 31, 2008. We concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.
Accounts Receivable:
     Accounts receivable consist of trade receivables recorded upon recognition of revenue for product sales, reduced by reserves for the estimated amount deemed uncollectible due to bad debt. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts quarterly with the corresponding provision included in general and administrative expenses. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
Inventories:
     Inventories are stated at the lower of cost (principally at actual cost on a first-in, first-out basis) or market value. We regularly monitor potential excess or obsolete inventory by analyzing the usage for parts on hand and comparing the market value to cost. When necessary, we reduce the carrying amount of inventory to its market value.
Accounting for the Impairment or Disposal of Long-Lived Assets:
     We assess potential impairment of our long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using estimated discounted future cash flows. The amount of impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and underperformance relative to historic or projected future operating results.

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
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, the President and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures at March 31, 2008 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
     We have been notified that on February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against us and a number of other companies. In the complaint, Cardiofocus alleges that we and the other defendants have violated patent rights allegedly held by Cardiofocus. The complaint does not identify specific alleged monetary damages. We have asserted counterclaims for non-infringement and invalidity of the patents and we intend to vigorously defend ourselves. However, any litigation involves risks and uncertainties and the likely outcome of the case cannot be determined at this time. In addition, litigation involves significant expenses and distraction of management resources which may have an adverse effect on our results of operations.
     Except as described above, the Company is not a party to any material legal proceeding.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and EquiServe Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.6 (11)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.7 (12)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

Exhibit No.	Description
4.8 (13)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(14)	Summary of 2008 Executive Discretionary Bonus Plan

31.1 (15)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (15)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (15)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(13)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 6, 2008

(15)	Filed herewith

CARDIOGENESIS CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: May 15, 2008	/s/ Richard P. Lanigan
Richard P. Lanigan
President (Principal Executive Officer)

Date: May 15, 2008	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and EquiServe Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.6 (11)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.7 (12)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.8 (13)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(14)	Summary of 2008 Executive Discretionary Bonus Plan

31.1 (15)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (15)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (15)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(13)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 6, 2008

(15)	Filed herewith