Form 10KSB/A
period 2007-12-31
CARDIOGENESIS CORP /CA
filed 2008-07-07
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)
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
Yes ☐ No ☑

EXPLANATORY NOTE
     This form 10-KSB/A (Amendment No. 1) amends the Form 10-KSB filed on March 25, 2008 by Cardiogenesis Corporation with respect to the year ended December 31, 2007. This amendment is being filed in order to correct Exhibits 31.1 and 31.2 which inadvertently omitted certain required portions. Other than the changes to these two Exhibits, no other portion of the Form 10-KSB has been amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION
By:	/s/ RICHARD P. LANIGAN
Richard P. Lanigan
President

Date: July 7, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ RICHARD P. LANIGAN Richard P. Lanigan	President (Principal Executive Officer)	July 7, 2008

/s/ WILLIAM R. ABBOTT William R. Abbott	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	July 7, 2008

/s/ GARY S. ALLEN, M.D. Gary S. Allen, M.D.	Director	July 7, 2008

/s/ PAUL J. MCCORMICK Paul J. McCormick	Director	July 7, 2008

/s/ ROBERT L. MORTENSEN Robert L. Mortensen	Director	July 7, 2008

/s/ MARVIN J. SLEPIAN, M.D. Marvin J. Slepian, M.D.	Director	July 7, 2008

/s/ GREGORY D. WALLER Gregory D. Waller	Director	July 7, 2008

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4