Form 10-Q/A
period 2008-03-31
CARDIOGENESIS CORP /CA
filed 2008-07-29
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
45,274,395 shares of Common Stock, no par value, as of April 30, 2008.

SIGNATURES
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
This form 10-Q/A (Amendment No. 2) amends the Form 10-Q filed on May 15, 2008 by Cardiogenesis Corporation with respect to the quarter ended March 31, 2008, as further amended by Amendment No. 1 thereto, filed on July 7, 2008. This amendment is being filed in order to correct Exhibits 31.1 and 31.2 which inadvertently omitted certain required language. Other than the changes to these two Exhibits, no other portion of the Form 10-Q has been amended.

2

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: July 29, 2008	/s/ Richard P. Lanigan
Richard P. Lanigan
President (Principal Executive Officer)

Date: July 29, 2008	/s/ William R. Abbott
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