Form 10-Q
period 2008-06-30
CARDIOGENESIS CORP /CA
filed 2008-08-14
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
45,311,334 shares of Common Stock, no par value, as of July 31, 2008.

CARDIOGENESIS CORPORATION

Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,420	$2,824
Accounts receivable, net of allowance for doubtful accounts of $28	1,664	1,763
Inventories	1,298	1,602
Prepaids and other current assets	385	486

Total current assets	6,767	6,675
Long-term investments in marketable securities	150	—
Property and equipment, net	428	457
Other assets, net	27	27

Total assets	$7,372	$7,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244	$169
Accrued liabilities	1,231	1,458
Deferred revenue	944	1,210
Current portion of capital lease obligation	9	12

Total current liabilities	2,428	2,849
Capital lease obligation, less current portion	16	19

Total liabilities	2,444	2,868

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,311 and 45,274 shares issued and outstanding, respectively	173,897	173,826
Accumulated deficit	(168,969)	(169,535)

Total shareholders’ equity	4,928	4,291

Total liabilities and shareholders’ equity	$7,372	$7,159

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$4,119	$2,436	$7,101	$5,806
Cost of revenues	590	531	1,115	1,174

Gross profit	3,529	1,905	5,986	4,632

Operating expenses:
Research and development	252	297	468	509
Sales and marketing	1,795	962	3,322	2,022
General and administrative	900	902	1,651	1,892

Total operating expenses	2,947	2,161	5,441	4,423

Operating income (loss)	582	(256)	545	209
Other income (expense):
Interest expense	(1)	(18)	(21)	(49)
Interest income	21	37	42	65
Non-cash interest expense	—	(30)	—	(76)
Change in fair value of derivatives	—	(76)	—	(190)
Other non-cash income, net	—	88	—	113

Total other income (expense), net	20	1	21	(137)

Net income (loss)	602	$(255)	566	$72

Net earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.01	$—

Diluted	$0.01	$(0.01)	$0.01	$—

Weighted average shares outstanding:
Basic	45,293	45,274	45,284	45,274

Diluted	45,306	45,274	45,313	45,274

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$566	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative and warrant fair value adjustments	—	77
Amortization of discount on note payable	—	61
Depreciation and amortization	150	238
Bad debt expense	—	62
Amortization of debt issuance costs	—	15
Stock-based compensation expense	62	45
Changes in operating assets and liabilities:
Accounts receivable	99	937
Inventories	299	(278)
Prepaids and other current assets	101	20
Other assets	—	1
Accounts payable	75	(12)
Accrued liabilities	(227)	(30)
Deferred revenue	(266)	34

Net cash provided by operating activities	859	1,242

Cash flows from investing activities:
Acquisition of property and equipment	(116)	(30)
Purchase of investments in marketable securities	(150)	—

Net cash used in investing activities	(266)	(30)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	9	—
Payments on secured convertible term note	—	(625)
Payments on capital lease obligation and short term note payable	(6)	(94)

Net cash provided by (used in) financing activities	3	(719)

Net increase in cash and cash equivalents	596	493
Cash and cash equivalents at beginning of period	2,824	2,118

Cash and cash equivalents at end of period	$3,420	$2,611

Supplemental schedule of cash flow information:
Interest paid	$2	$48

Taxes paid	$5	$36

Supplemental schedule of non-cash investing activities:
Reclassification of inventories to fixed assets	$5	$57

See accompanying notes.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:
     Cardiogenesis Corporation (“Cardiogenesis” or the “Company”) was founded in 1989 to design, develop, and distribute surgical lasers and single-use fiber optic laser delivery systems (“handpieces”) for the treatment of cardiovascular disease. Currently, Cardiogenesis’ emphasis is on the development of products for transmyocardial revascularization (“TMR”). a treatment for cardiac ischemia in patients with severe angina.
     Cardiogenesis markets its products for sale primarily in the United States and operates in a single segment.
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
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Although Cardiogenesis achieved operating income for the year ended December 31, 2007 and for the three and six months ended June 30, 2008, it does not have a history of operating income. Management believes its cash balance as of June 30, 2008 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     For the three and six months ended June 30, 2008, there were approximately 13,000 and 29,000 potentially dilutive shares, respectively, that were related to stock options. For the three and six months ended June 30, 2007, there were approximately 833,000 potentially dilutive shares related to the potential conversion of convertible debt.

For the three and six months ended June 30, 2007, the potentially diluted shares were excluded from the diluted income per share as their effect would be anti-dilutive, after considering the related interest effects.
     The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended June 30, 2008 (in thousands, except per share amounts):

	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$602	—	$—

Income available to common shareholders	602	45,293	0.01

Effect of dilutive securities:
Options	—	13	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$602	45,306	$0.01

     The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the six months ended June 30, 2008 (in thousands, except per share amounts):

	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$566	—	$—

Income available to common shareholders	566	45,284	0.01

Effect of dilutive securities:
Options	—	29	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$566	45,313	$0.01

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
Investments in Marketable Securities:
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs which are supported by little or no market activity.
     The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     In accordance with SFAS No. 157, the Company measures its cash and cash equivalents and marketable securities at fair value. The Company’s investments in auction rate securities are classified within level 3 due to a lack of a liquid market for such securities. The Company has formed its own opinion on the condition of the securities based on information regarding the quality of the security and the quality of the collateral, among other things.
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis at June 30, 2008 (in thousands):

		Quoted
		Market Prices
		in Active	Significant
		Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Marketable Securities:

Auction Rate Securities	$150	$—	$—	$150

     The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2008 (in thousands):

Description
Balance at December 31, 2007	$—
Transfers into Level 3	750
Transfers out of Level 3	(600)
Total unrealized losses	—
Total realized gains/(losses)	—
Balance at June 30, 2008	$150
     Marketable securities measured at fair value using Level 3 inputs are comprised entirely of auction rate securities. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of auctions (beginning in February 2008) and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of the Company’s auction rate securities are collateralized primarily by the underlying assets of certain AAA rated funds.

Derivative financial instruments:
     In October 2004, the Company completed a financing transaction with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which the Company issued a Secured convertible term note (the “Note”). Prior to the repayment of the Note in October 2007, the Company’s derivative financial instruments consisted of embedded derivatives related to the Note. These embedded derivatives included certain conversion features and variable interest features. The accounting treatment of derivatives required that the Company record the derivatives at their fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date until the Note was paid off. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As a result of the repayment of the Note in October 2007, the Company does not have any derivative financial instruments as of June 30, 2008.
     In connection with the Note, the Company recorded the following items of other income (expense) during the three and six months ended June 30, 2007, respectively:
•	$24,000 and $61,000 of interest expense related to the accretion of the debt discount,

•	$6,000 and $15,000 of interest expense related to the amortization of debt issuance costs,

•	$76,000 and $190,000 of other expense related to the change in fair value of certain derivatives,

•	$88,000 and $113,000 of other income related to the change in fair value of certain warrants.
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
     Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for such multiple element arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. For arrangements that involve multiple elements, such as sales of lasers and handpieces, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met.

Segment Disclosures:
     The Company operates in one segment. The principal markets for the Company’s products are in the United States, but the Company does have sales to customers in Europe, Canada, Mexico, Asia and Egypt. For the three and six months ended June 30, 2008, the Company’s international sales were $56,000 and $92,000, respectively. For the three and six months ended June 30, 2007, the Company’s international sales were $17,000 and $80,000, respectively. International sales represent 1% and 1% of total sales for the three and six months ended June 30, 2008, respectively, and 1% for both the three and six months ended June 30, 2007. The majority of international sales are denominated in U.S. Dollars.
Recent Accounting Pronouncements:
     In September 2006 the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.
     In December 2007 the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed according to SFAS No. 141, Business Combinations, until January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 141R may have on its future consolidated financial statements.
3. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$253	$295
Work-in-process	35	96
Finished goods	1,010	1,211

Total	$1,298	$1,602

4. Stock-Based Compensation:
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.

     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 reflect the impact of SFAS No. 123R.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s unaudited consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six month periods ended June 30, 2008 of 0% and for the three and six month periods ended June 30, 2007 of 20% was based on historical forfeiture experience and expected future employee forfeitures.
     SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three and six month periods ended June 30, 2008 and 2007. Prior to the adoption of SFAS No. 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of June 30, 2008, the Company is authorized to issue up to 12,125,000 shares under these plans.
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996. As of June 30, 2008, a total of 1,500,000 common shares are authorized and reserved for issuance under this plan, as amended and 230,804 shares remain available for issuance. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.
     The Company has treated the ESPP as a compensatory plan and has recorded compensation expense of approximately $4,000 and $6,000 during the three and six month periods ended June 30, 2008, respectively, and zero during the three and six month periods ended June 30, 2007 in accordance with SFAS No. 123R.

     From November 15, 2006 to November 15, 2007, the Company suspended the ESPP. As of November 16, 2007, the ESPP has been reinstated. During the three and six month periods ended June 30, 2008, there were 36,939 shares purchased under the ESPP. During the three and six month periods ended June 30, 2007, there were no shares purchased under the ESPP.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the six months ended June 30, 2008 and 2007 were based on the following assumptions:

	Six Months Ended
	June 30,	June 30,
	2008	2007
Expected term	4 years	4 years
Expected volatility	91.6 – 92.9%	96.19%
Risk-free interest rate	2.29 – 3.53%	4.75%
Expected dividend yield	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Six Months Ended
	June 30,	June 30,
	2008	2007
Expected term	0.50 years	0.50 years
Expected volatility	91.6 – 92.9%	96.19%
Risk-free interest rate	2.29 – 3.53%	4.75%
Expected dividends	—	—

     A summary of option activity as of June 30, 2008 and changes during the six months then ended, is presented below (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2008	3,076	$0.81	5.8	$—
Options granted	710	$0.34
Options exercised	(1)	$0.23
Options forfeited/canceled	(341)	$1.19

Options outstanding and expected to vest at June 30, 2008	3,444	$0.68	6.1	$44

Options exercisable at June 30, 2008	2,241	$0.86	4.4	$14

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 1,048,000 outstanding and 398,000 exercisable stock options that were in-the-money at June 30, 2008.
     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $0.20 and $0.22 per option, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $0.20 and $0.22 per option, respectively.
     As of June 30, 2008, there was approximately $245,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.3 years.
     The following table summarizes stock-based compensation expense related to stock options and ESPP purchases under SFAS No. 123R for the three and six months ended June 30, 2008 and 2007 which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Stock-based compensation expense included in:
Research and development	$1	$3	$2	$6
Sales and marketing	21	8	35	20
General and administrative	14	10	25	19

	$36	$21	$62	$45

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
6. Related Party Transaction:
     The Company provided an unrestricted educational grant of $40,000 in February 2008 and $40,000 in June 2008 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of the Company’s board of directors, is Director of Interventional Cardiology at Sarver Heart Center. The Company is not legally bound to provide any additional funding for such research but may choose to do so in the future.
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
Overview
     Cardiogenesis Corporation, incorporated in California in 1989, designs, develops and distributes surgical lasers and single-use fiber optic laser delivery systems (“handpieces”) for the treatment of cardiac ischemia in patients with severe angina. This therapy is a surgical laser-based heart treatment in which transmural channels are made in the heart muscle to improve cardiac perfusion and is referred to as Transmyocardial Revascularization or TMR It is performed by a cardiac surgeon through a surgical incision while the patient is under general anesthesia. The procedure can be performed adjunctively with coronary bypass or as a sole therapy. Prospective, randomized, multi-center controlled clinical trials have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with the Cardiogenesis TMR technology, when compared with patients who received medications alone. Many scientific experts believe these procedures encourage new vessel formation, or angiogenesis.
     In May 1997, we received CE Mark approval for our TMR 2000 laser system and Sologrip® handpieces. We received CE Mark for our minimally invasive PEARL® (Port Enabled Angina Relief with Laser) handpieces (PEARL 5.0 Robotic delivery system (“PEARL 5.0”) and PEARL 8.0 Thoracoscopic delivery system (“PEARL 8.0”)) and our PHOENIX Combination delivery system (“PHOENIX”) in November 2005 and October 2006, respectively. The less-invasive PEARL 5.0 handpiece is compatible for use with surgical robotic systems, including Intuitive Surgical, Inc.’s da Vinci Surgical System®, while the PHOENIX handpiece combines the delivery of laser energy and precise injection of a biologic substance through the same handpiece. The CE Mark allows us to commercially distribute these products within the European Community. The CE Marking is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives.
     In February 1999, we received approval from the Food and Drug Administration (“FDA”) for the marketing of our TMR 2000 Laser and Sologrip handpieces for treatment of severe angina. Effective July 1999, the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financial Administration (“HCFA”) implemented a national coverage decision for Medicare coverage for TMR as a primary and secondary procedure.

     In December 2004, we received FDA approval for the Solargen® 2100s Laser Console, our second generation TMR laser system. In addition, in November 2007 we received FDA approval for the PEARL 5.0 handpiece designed for delivering TMR therapy with surgical robotic systems. We are in the process of completing the Investigational Device Exemption (“IDE”) trial for the PEARL 8.0 handpiece, and we are developing our FDA regulatory strategy for the PHOENIX handpiece.
     As of June 30, 2008, we had an accumulated deficit of $168,969,000. We may incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, handpieces, and related services. Net revenues of $4,119,000 for the quarter ended June 30, 2008 increased $1,683,000, or 69%, when compared to net revenues of $2,436,000 for the quarter ended June 30, 2007. We attribute the increase in sales for the three months ended June 30, 2008 primarily to the increase in the number of laser units sold and the average sales price of lasers and non-recurring handpiece revenue in connection with the completion of one of our third-party leasing transactions.
     For the quarter ended June 30, 2008, domestic handpiece revenue increased by $293,000, or 16%, and domestic laser revenue increased by $1,350,000, or 587%, when compared to the quarter ended June 30, 2007. Of the $293,000 increase in handpiece revenue, $234,000 relates to revenue which had been previously deferred in accordance with EITF No. 00-21 and became recognizable during the quarter. In the second quarter of 2008, domestic handpiece revenue included $277,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,904,000. In the second quarter of 2007, domestic handpiece revenue included $276,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $1,612,000.
     International sales, accounting for approximately 1% of net revenues for the quarter ended June 30, 2008 increased $39,000 from the prior year period. In addition, service and other revenue of $303,000 increased $2,000 for the quarter ended June 30, 2008, when compared to $301,000 for the quarter ended June 30, 2007.
     Net revenues of $7,101,000 for the six months ended June 30, 2008 increased $1,295,000, or 22%, when compared to net revenues of $5,806,000 for the six months ended June 30, 2007. We attribute the increase in sales for the six months ended June 30, 2008 primarily to the increase in the number of units and the average sales price of lasers.
     For the six months ended June 30, 2008, domestic disposable handpiece revenue increased by $84,000 and domestic laser revenue increased by $1,223,000 compared to the six months ended June 30, 2007. Included in the domestic disposable handpiece revenue, was $234,000 related to revenue which had been previously deferred in accordance with EITF No. 00-21 and became recognizable during the period. For the six months ended June 30, 2008, domestic handpiece revenue included $471,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $3,790,000. For the six months ended June 30, 2007, domestic handpiece revenue included $498,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $3,679,000.
     International sales, accounting for approximately 1% of net revenues for the six months ended June 30, 2008, increased $12,000 from the prior year period. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $549,000 decreased $22,000 for the six months ended June 30, 2008, when compared to $571,000 for the six months ended June 30, 2007.

Gross Profit
     For the quarter ended June 30, 2008, gross profit increased to 86% of net revenues as compared to 78% of net revenues for the quarter ended June 30, 2007. The increase in gross profit for the three month period is primarily attributed to higher laser unit sales, an increase in the average laser sales price, and recognition of $234,000 of deferred revenue for which there is no associated cost of goods sold. In addition, the cost of goods sold for the quarter ended June 30, 2007 included non-recurring no charge parts related to the re-implementation of TMR programs and write offs of inventory previously located in Europe to support sales of PMC products.
     For the six months ended June 30, 2008, gross profit increased to 84% of net revenues as compared to 80% of net revenues for the six months ended June 30, 2007. The increase in gross profit for the six month period is primarily attributed to an increase in the average laser sales price as well as higher laser unit sales.
Research and Development
     Research and development expense represents expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock based compensation associated with research and development personnel.
     For the quarter ended June 30, 2008, research and development expenditures of $252,000 decreased $45,000, or 15%, when compared to $297,000 for the quarter ended June 30, 2007. As a percentage of revenues, research and development expenditures were 6% during the quarter ended June 30, 2008 as compared to 12% for the prior year period. For the six months ended June 30, 2008, research and development expenditures of $468,000 decreased $41,000, or 8%, when compared to $509,000 for the six months ended June 30, 2007. As a percentage of revenues, research and development expenditures were 7% for the six months ended June 30, 2008 as compared to 9% for the prior year period. The dollar decrease for both the three month and six month periods ended June 30, 2008 was attributed to a decrease in the use of outside services and certain regulatory filing fees associated with the PEARL 5.0 in the 2007 periods which did not recur in the 2008 periods. The decrease in research and development expenditures does not reflect a change in our focus on product development efforts.
Sales and Marketing
     Sales and marketing expense represents expenses incurred in connection with the salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing and service employees and other sales, general and administrative expenses directly associated with the sales, marketing and service departments.
     For the quarter ended June 30, 2008, sales and marketing expenditures of $1,795,000 increased $833,000, or 87%, when compared to $962,000 for the quarter ended June 30, 2007. As a percentage of revenues, sales and marketing expenditures were 44% during the quarter ended June 30, 2008 as compared to 39% for the prior year period. The dollar and percentage increase in sales and marketing expenditures for the three month period results primarily from a $660,000 increase in salary expense driven by higher capital sales commissions which correspond to the increase in capital sales, higher commissions related to compensation programs for certain newly hired sales personnel and salary expenses related to certain sales management positions that were open in the corresponding prior year period. In addition, there was a $105,000 increase in travel expenses for the 2008 quarter as compared to the prior year period.
     For the six months ended June 30, 2008, sales and marketing expenditures of $3,322,000 increased $1,300,000, or 64%, when compared to $2,022,000 for the six months ended June 30, 2007. As a percentage of revenues, sales and marketing expenditures were 47% during the quarter ended June 30, 2008 as compared to 35% for the prior year period. The dollar and percentage increase in sales and marketing expenditures for the six month period results primarily from a $916,000 increase in salary expense driven by higher capital sales commissions which correspond to the increase in capital sales, higher commissions related to compensation programs for certain newly hired sales personnel and salary expenses related to certain sales management positions that were open in the corresponding prior year period. In addition, there was a $224,000 increase in travel expenses for the first six months of 2008 as compared to the prior year period.

General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the quarter ended June 30, 2008, general and administrative expenditures (“G&A”) totaled $900,000, or 22% of net revenues, as compared to $902,000, or 37% of net revenues during the quarter ended June 30, 2007. This represents a decrease of $2,000, or 0%. For the six months ended June 30, 2008, G&A totaled $1,651,000, or 23% of net revenues, as compared to $1,892,000, or 33% of net revenues, for the six months ended June 30, 2007. This represents a $241,000 decrease, or 13%. The decrease in G&A for the six month period is primarily attributed to a $125,000 decrease in salaries, benefits, and other employee related expenses and a $90,000 decrease in insurance expense.
Other Income (Expense)
The following table reflects the components of other income (expense):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		($ In thousands)
Interest expense — Secured Convertible Term Note	$—	$(17)	$—	$(41)
Interest expense — other	(1)	(1)	(21)	(8)
Interest income	21	37	42	65
Non-cash interest expense — Accretion of discount on Note	—	(24)	—	(61)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	—	(6)	—	(15)
Change in fair value of derivative	—	(76)	—	(190)
Other non-cash income (expense)- Change in fair value of warrants	—	88	—	113

Total other income (expense), net	$20	$1	$21	$(137)

     Total other income for the three months ended June 30, 2008 and 2007 was $20,000 and $1,000, respectively. For the six months ended June 30, 2008 total other income was $21,000 as compared to total other expense of $137,000 for the six months ended June 30, 2007. For both the three and six month periods, the changes in the components of other income and expense were primarily due to the fact that at June 30, 2007 we incurred expenses and income associated with certain outstanding debt obligations. However, since such debt was paid in full in October 2007, for the three and six months ended June 30, 2008, there was no associated expense or income in those periods.
Liquidity and Capital Resources
     At June 30, 2008, we had cash and cash equivalents of $3,420,000 compared to $2,824,000 at December 31, 2007, an increase of $596,000. During the six months ended June 30, 2008, we had net income of $566,000 and net cash provided by operating activities of $859,000 primarily from a decrease in inventories, prepaid expenses and accounts receivable offset by a decrease in accrued liabilities and deferred revenue. The decrease in deferred revenue primarily relates to the recognition of $234,000 of previously deferred revenue in accordance with EITF No. 00-21 which became recognizable during the quarter.
     Cash used in investing activities during the six months ended June 30, 2008 was $266,000 due to property and equipment and marketable securities purchases.
     Prior to 2007, we had incurred significant operating losses for several years and at June 30, 2008 we had an accumulated deficit of $168,969,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in the prior year.

     Currently, our primary goal is to drive growth in our core products and continue to pursue regulatory approval for our PEARL 8.0 and PHOENIX handpieces, while achieving consistent profitability at the operating level. Our actions have been guided by this initiative, and the resulting cost containment measures have helped to conserve our cash. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been eliminated.
     We believe our cash balance as of June 30, 2008, our projected cash flows from operations and actions we have taken to reduce general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
     We will have a continuing need for new infusions of cash if we incur losses or are otherwise unable to generate positive cash flow from operations in the future. We plan to increase our sales through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues. As a result, we may be required to seek additional sources of financing, which could include short-term debt, long-term debt or equity. We believe that if we are unable to generate sufficient funds from sales or from debt or equity issuances to maintain our current expenditure rate, it will be necessary to significantly reduce our operations as we would not have sufficient cash to fund our operations.
Related Party Transaction
     We provided an unrestricted educational grant of $40,000 in February 2008 and $40,000 in June 2008 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of our board of directors, is Director of Interventional Cardiology of the Sarver Heart Center. While we are not legally bound to provide any additional funding for such research, we may elect to do so in the future. We believe the research will lead to a better understanding of the mechanisms of action for TMR which could ultimately assist us in product development efforts.
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
     We enter into contracts to sell our products and services and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for such multiple element arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. For arrangements that involve multiple elements, such as sales of lasers and handpieces, revenue is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element have been met.
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
     On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the three and six months ended June 30, 2008 and 2007 reflect the impact of adopting SFAS No. 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for any estimated forfeitures if applicable. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.
     Employee stock-based compensation expense recognized under SFAS No. 123R for the three and six months ended June 30, 2008 was $36,000 and $62,000, respectively, and for the three and six months ended June 30, 2007 was $21,000 and $45,000, respectively, and was determined by the Black-Scholes valuation model. As of June 30, 2008, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $245,000, which is expected to be recognized as an expense over a weighted-average period of approximately 2.3 years. See Note 4 to our unaudited condensed consolidated financial statements for additional information.

Investments in Marketable Securities:
     Effective January 1, 2008, we adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS No. 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs which are supported by little or no market activity.
     The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     In accordance with SFAS No. 157, we measure our cash and cash equivalents and marketable securities at fair value. Our investments in auction rate securities are classified within level 3 due to a lack of a liquid market for such securities. We have formed our own opinion on the condition of the securities based on information regarding the quality of the security and the quality of the collateral, among other things.
     In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets that are required to be measured at fair value on a recurring basis at June 30, 2008 (in thousands):

		Quoted
		Market Prices
		in Active	Significant
		Markets for	Other	Significant
	Value at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Marketable Securities:

Auction Rate Securities	$150	$—	$—	$150

     The following table provides a reconciliation of the beginning and ending balances for our assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted
		Market Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2008	$—	$—	$—	$—
Transfers into Level 3	750	—	—	750
Transfers out of Level 3	(600)	—	—	(600)
Total unrealized losses	—	—	—	—
Total realized gains/(losses)	—	—	—	—

Balance at June 30, 2008	$150	$—	$—	$150

     Marketable securities measured at fair value using Level 3 inputs are comprised entirely of auction rate securities. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of auctions (beginning in February 2008) and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of our auction rate securities are collateralized primarily by the underlying assets of certain AAA rated funds.
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
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, the President and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures at June 30, 2008 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
     On May 19, 2008, Cardiogenesis held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of KMJ Corbin & Company LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
     Gary S. Allen, M.D., Paul J. McCormick, Robert L. Mortensen, Ann T. Sabahat, Marvin J. Slepian, M.D. and Gregory D. Waller, all of whom were directors prior to the Annual Meeting and were nominated for election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld	Abstentions/Non-Votes
Gary S. Allen, M.D.	34,541,584	6,410,327	4,322,484

Paul J. McCormick	36,438,718	4,513,193	4,322,484

Robert L. Mortensen	34,648,138	6,303,773	4,322,484

Ann T. Sabahat	36,433,234	4,518,677	4,322,484

Marvin J. Slepian, M.D.	34,664,113	6,287,798	4,322,484

Gregory D. Waller	36,434,966	4,516,945	4,322,484
     In addition, the shareholders approved the ratification of KMJ Corbin & Company LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2008. The following votes were cast on the ratification: 38,277,516 For; 430,640 Against; 2,243,755 Abstain. There were no broker non-votes.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

Exhibit No.	Description
3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and EquiServe Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.6 (11)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.7 (12)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.8 (13)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(14)	Summary of Director Compensation (effective July 1, 2008)

31.1 (14)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (14)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (14)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(13)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: August 14, 2008	/s/ Richard P. Lanigan
Richard P. Lanigan
President (Principal Executive Officer)

Date: August 14, 2008	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1.1 (1)	Restated Articles of Incorporation, as filed with the California Secretary of State on May 1, 1996

3.1.2 (2)	Certificate of Amendment of Restated Articles of Incorporation, as filed with California Secretary of State on July 18, 2001

3.1.3 (3)	Certificate of Determination of Preferences of Series A Preferred Stock, as filed with the California Secretary of State on August 23, 2001

3.1.4 (4)	Certificate of Amendment of Restated Articles of Incorporation, as filed with the California Secretary of State on January 23, 2004

3.2 (5)	Amended and Restated Bylaws

4.1 (6)	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and EquiServe Trust Company N.A

4.2 (7)	Second Amendment to Rights Agreement, dated as of January 21, 2004, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.3 (8)	First Amendment to Rights Agreement, dated as of January 17, 2002, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.4 (9)	Rights Agreement, dated as of August 17, 2001, between Cardiogenesis Corporation and EquiServe Trust Company, N.A., as Rights Agent

4.5 (10)	Registration Rights Agreement, dated as of January 21, 2004, by and among Cardiogenesis Corporation and the investors identified therein

4.6 (11)	Form of Common Stock Purchase Warrant, dated January 21, 2004, having an exercise price of $1.37 per share

4.7 (12)	Registration Rights Agreement, dated October 26, 2004, between the Company and Laurus Master Fund, Ltd.

4.8 (13)	Common Stock Purchase Warrant, dated October 26, 2004, in favor of Laurus Master Fund, Ltd.

10.1(14)	Summary of Director Compensation (effective July 1, 2008)

31.1 (14)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (14)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (14)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 33-03770), filed on May 21, 1996

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2001

(4)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2004

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2002

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2001

(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(11)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed January 22, 2004

(12)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(13)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed October 28, 2004

(14)	Filed herewith