Form 10-Q
period 2008-09-30
CARDIOGENESIS CORP /CA
filed 2008-11-13
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
45,314,389 shares of Common Stock, no par value, as of October 31, 2008.

CARDIOGENESIS CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,439	$2,824
Accounts receivable, net of allowance for doubtful accounts of $49 and $28, respectively	1,319	1,763
Inventories	1,380	1,602
Prepaids and other current assets	466	486

Total current assets	6,604	6,675
Long-term investments in marketable securities	75	—
Property and equipment, net	341	457
Other assets, net	27	27

Total assets	$7,047	$7,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338	$169
Accrued liabilities	1,124	1,458
Deferred revenue	902	1,210
Current portion of capital lease obligation	8	12

Total current liabilities	2,372	2,849
Capital lease obligation, less current portion	14	19

Total liabilities	2,386	2,868

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,314 and 45,274 shares issued and outstanding, respectively	173,938	173,826
Accumulated deficit	(169,277)	(169,535)

Total shareholders’ equity	4,661	4,291

Total liabilities and shareholders’ equity	$7,047	$7,159

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$2,618	$3,486	$9,719	$9,292
Cost of revenues	474	739	1,589	1,913

Gross profit	2,144	2,747	8,130	7,379

Operating expenses:
Research and development	165	103	633	612
Sales and marketing	1,536	1,246	4,858	3,268
General and administrative	753	719	2,404	2,611

Total operating expenses	2,454	2,068	7,895	6,491

Operating (loss) income	(310)	679	235	888
Other income (expense):
Interest expense	(1)	(10)	(22)	(59)
Interest income	13	29	55	94
Non-cash interest expense	—	(13)	—	(89)
Change in fair value of derivatives	—	(133)	—	(323)
Other non-cash income, net	—	38	—	151

Total other income (expense), net	12	(89)	33	(226)

(Loss) income before income taxes	(298)	590	268	662
Tax provision	10	—	10	—

Net (loss) income	$(308)	$590	$258	$662

Net (loss) earnings per share:
Basic	$(0.01)	$0.01	$0.01	$0.01

Diluted	$(0.01)	$0.01	$0.01	$0.01

Weighted average shares outstanding:
Basic	45,292	45,274	45,292	45,274

Diluted	45,292	45,274	45,328	45,274

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$258	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative and warrant fair value adjustments	—	172
Amortization of discount on note payable	—	72
Depreciation and amortization	219	366
Bad debt expense	21	62
Amortization of debt issuance costs	—	17
Stock-based compensation expense	102	62
Changes in operating assets and liabilities:
Accounts receivable	423	240
Inventories	237	(329)
Prepaids and other current assets	20	79
Other assets	—	10
Accounts payable	169	187
Accrued liabilities	(334)	(156)
Deferred revenue	(308)	(65)

Net cash provided by operating activities	807	1,379

Cash flows from investing activities:
Acquisition of property and equipment	(118)	(45)
Purchase of investments in marketable securities	(150)	—
Proceeds from the sale of marketable securities	75	—

Net cash used in investing activities	(193)	(45)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	10	—
Payments on secured convertible term note	—	(937)
Payments on capital lease obligation and short term note payable	(9)	(98)

Net cash provided by (used in) financing activities	1	(1,035)

Net increase in cash and cash equivalents	615	299
Cash and cash equivalents at beginning of period	2,824	2,118

Cash and cash equivalents at end of period	$3,439	$2,417

Supplemental schedule of cash flow information:
Interest paid	$3	$55

Taxes paid	$14	$67

Supplemental schedule of non-cash investing activities:
Reclassification of fixed assets to inventories	$15	$296

See accompanying notes.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:
     Cardiogenesis Corporation (“Cardiogenesis” or the “Company”) was founded in 1989 to design, develop, and distribute surgical lasers and single-use fiber optic laser delivery systems (“handpieces”) for the treatment of cardiovascular disease. Currently, Cardiogenesis’ emphasis is on the development of products for transmyocardial revascularization (“TMR”), a treatment for cardiac ischemia in patients with severe angina.
     Cardiogenesis markets its products for sale primarily in the United States and operates in a single segment.
2. Summary of Significant Accounting Policies:
Interim Financial Information:
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-KSB, as filed with the SEC.
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Although Cardiogenesis achieved operating income for the year ended December 31, 2007 and for the nine months ended September 30, 2008, it does not have a history of operating income. Management believes its cash balance as of September 30, 2008 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
Net Earnings (Loss) Per Share:
     Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method and convertible notes payable using the “if-converted method.” The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.
     For the three months ended September 30, 2008, there were approximately 23,000 potentially dilutive shares that were related to stock options. For the three and nine months ended September 30, 2007, there were approximately 208,000 potentially dilutive shares related to the potential conversion of convertible debt. For the three and nine months ended September 30, 2007 and the three months ended September 30, 2008, the potentially diluted shares were excluded from the diluted income (loss) per share as their effect would be anti-dilutive.
     The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the nine months ended September 30, 2008 (in thousands, except per share amounts):

	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$258	—	$—

Income available to common shareholders	258	45,292	0.01

Effect of dilutive securities:
Options	—	36	—

Diluted EPS:
Income available to common shareholders plus assumed exercises	$258	45,328	$0.01

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
Investments in Marketable Securities:
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis at September 30, 2008 (in thousands):

		Quoted
		Market Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Marketable Securities:
Auction Rate Securities	$75	$—	$—	$75

     The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at September 30, 2008 (in thousands):

Description
Balance at December 31, 2007	$—
Transfers into Level 3	750
Transfers out of Level 3	(675)
Total unrealized losses	—
Total realized gains/(losses)	—

Balance at September 30, 2008	$75

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
Derivative Financial Instruments:
     In October 2004, the Company completed a financing transaction with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which the Company issued a Secured convertible term note (the “Note”). Prior to the repayment of the Note in October 2007, the Company’s derivative financial instruments consisted of embedded derivatives related to the Note. These embedded derivatives included certain conversion features and variable interest features. The accounting treatment of derivatives required that the Company record the derivatives at their fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date until the Note was paid off. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As a result of the repayment of the Note in October 2007, the Company does not have any derivative financial instruments as of September 30, 2008.

     In connection with the Note, the Company recorded the following items of other income (expense) during the three and nine months ended September 30, 2007, respectively:
•	$11,000 and $72,000 of interest expense related to the accretion of the debt discount,

•	$2,000 and $17,000 of interest expense related to the amortization of debt issuance costs,

•	$133,000 and $323,000 of other expense related to the change in fair value of certain derivatives,

•	$38,000 and $151,000 of other income related to the change in fair value of certain warrants.
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
Segment Disclosures:
     The Company operates in one segment. The principal markets for the Company’s products are in the United States, but the Company does have sales to customers in Europe, Canada, Mexico, Asia and Egypt. For the three and nine months ended September 30, 2008, the Company’s international sales were $4,000 and $96,000, respectively. For the three and nine months ended September 30, 2007, the Company’s international sales were $163,000 and $243,000, respectively. International sales represent approximately 1% of total sales for the three and nine months ended September 30, 2008, respectively, and 5% and 3% of total sales for the three and nine months ended September 30, 2007, respectively. The majority of international sales are denominated in U.S. Dollars.
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
     In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP 157-3 is effective immediately, and applies to the Company’s September 30, 2008 financial statements. The Company has concluded that the application of FSP 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended September 30, 2008.
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
3. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Raw materials	$253	$295
Work-in-process	72	96
Finished goods	1,055	1,211

Total	$1,380	$1,602

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
     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the three and nine month periods ended September 30, 2008 and

2007 reflect the impact of SFAS No. 123R.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine month periods ended September 30, 2008 and 2007 was based on historical forfeiture experience and expected future employee forfeitures.
     SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three and nine month periods ended September 30, 2008 and 2007. Prior to the adoption of SFAS No. 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of September 30, 2008, the Company is authorized to issue up to 12,125,000 shares under these plans.
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996. As of September 30, 2008, a total of 1,500,000 common shares are authorized and reserved for issuance under this plan, as amended and 230,804 shares remain available for issuance. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.
     The Company has treated the ESPP as a compensatory plan and has recorded compensation expense of approximately $7,000 and $13,000 during the three and nine month periods ended September 30, 2008, respectively, and zero during the three and nine month periods ended September 30, 2007 in accordance with SFAS No. 123R.
     From November 15, 2006 to November 15, 2007, the Company suspended the ESPP. As of November 16, 2007, the ESPP has been reinstated. During the three and nine month periods ended September 30, 2008, there were zero and 36,939 shares purchased under the ESPP, respectively. During the three and nine month periods ended September 30, 2007, there were no shares purchased under the ESPP.

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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the nine months ended September 30, 2008 and 2007 were based on the following assumptions:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Expected term	4 years	4 years
Expected volatility	91.5 – 92.9%	96.19%
Risk-free interest rate	2.29 – 3.53%	4.75%
Expected dividend yield	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Expected term	0.50 years	0.50 years
Expected volatility	91.5 – 92.9%	96.19%
Risk-free interest rate	2.29 – 3.53%	4.75%
Expected dividends	—	—
     A summary of option activity as of September 30, 2008 and changes during the nine months then ended, is presented below (in thousands except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2008	3,076	$0.81	5.8	$—
Options granted	760	$0.34
Options exercised	(3)	$0.27
Options forfeited/canceled	(391)	$1.17

Options outstanding and expected to vest at September 30, 2008	3,442	$0.67	5.9	$11

Options exercisable at September 30, 2008	2,300	$0.83	4.3	$4

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 362,000 outstanding and 121,000 exercisable stock options that were in-the-money at September 30, 2008.
     The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $0.25 and $0.23 per option, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.22 per option. There were no options granted or exercised during the three months ended September 30, 2007.
     As of September 30, 2008, there was approximately $219,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of 2.2 years.
     The following table summarizes stock-based compensation expense related to stock options and ESPP purchases under SFAS No. 123R for the three and nine months ended September 30, 2008 and 2007 which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Stock-based compensation expense included in:
Research and development	$1	$2	$3	$8
Sales and marketing	24	5	59	25
General and administrative	15	10	40	29

Total	$40	$17	$102	$62

5. Legal Matters:
     Previously, Cardiofocus, Inc. (“Cardiofocus”) filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against the Company and a number of other companies. In the complaint, Cardiofocus alleges that Cardiogenesis and the other defendants have violated patent rights allegedly held by Cardiofocus.
     On June 13, 2008, Cardiogenesis filed requests for reexamination of the patents being asserted against Cardiogenesis with the United States Patent and Trademark Office and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by Cardiofocus’ patents. In August 2008, the United States Patent and Trademark Office granted Cardiogenesis’ reexamination requests. Reexamination requests filed by other named defendants were also granted.
     Because the reexamination requests were granted and substantial new issues of patentability raised, Cardiogenesis, along with other named defendants, moved to stay the litigation until the reexamination of Cardiofocus’ asserted patents is completed. On October 14, 2008, an Order was issued by the Court staying the present litigation for one (1) year or until the reexamination is completed, which ever occurs sooner. After one year, if the reexamination continues, the Court will consider further extensions of the stay, for a period not to exceed one additional year, upon good cause shown by the defendants.
     Cardiogenesis intends to continue to vigorously defend itself. However, any litigation involves risks and uncertainties and the likely outcome of the case cannot be determined at this time.
     Except as described above, the Company is not a party to any material legal proceeding.
6. Related Party Transactions:
     The Company provided unrestricted educational grants of $40,000 in February 2008 and $40,000 in June 2008 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of the Company’s board of directors, is Director of Interventional Cardiology at Sarver

Heart Center. The Company is not legally bound to provide any additional funding for such research but may choose to do so in the future.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Please read the section titled “Risk Factors” contained in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 for a discussion of certain risk factors and other conditions which we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, among others, (i) the effects of any inability of us to obtain financing if and when needed to fund operations and the effect on recent uncertainty in global credit markets and the economy in general, (ii) the effect of any failure of our technology or products to be accepted in the marketplace, (iii) the effect of Medicare and other insurance reimbursement policies and rates, (iv) the effect of FDA and other regulations on our business and product development, as well as other factors, many of which are outside of our control. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Overview
     Cardiogenesis Corporation, incorporated in California in 1989, designs, develops and distributes surgical lasers and single-use fiber optic laser delivery systems (“handpieces”) for the treatment of cardiac ischemia in patients with severe angina. This therapy is a surgical laser-based heart treatment in which transmural channels are made in the heart muscle to improve cardiac perfusion and is referred to as Transmyocardial Revascularization or TMR. It is performed by a cardiac surgeon through a surgical incision while the patient is under general anesthesia. The procedure can be performed adjunctively with coronary bypass or as a sole therapy. Prospective, randomized, multi-center controlled clinical trials have demonstrated a significant reduction in angina and increase in exercise duration in patients treated with the Cardiogenesis TMR technology, when compared with patients who received medications alone. Many scientific experts believe these procedures encourage new vessel formation, or angiogenesis.
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
     As of September 30, 2008, we had an accumulated deficit of $169,277,000. We may incur operating losses in the future. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR laser systems, handpieces, and related services. Net revenues of $2,618,000 for the quarter ended September 30, 2008 decreased $868,000, or 25%, when compared to net revenues of $3,486,000 for the quarter ended September 30, 2007. We attribute the decrease in sales for the three months ended September 30, 2008 primarily to the decrease in the number of lasers and disposable handpieces sold.
     For the quarter ended September 30, 2008, domestic handpiece revenue decreased by $238,000, or 11%, and domestic laser revenue decreased by $464,000, or 55%, when compared to the quarter ended September 30, 2007. In the third quarter of 2008, domestic handpiece revenue included $154,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,824,000. In the third quarter of 2007, domestic handpiece revenue included $150,000 in sales of product to customers operating under the loaned laser program and sales of handpieces to customers not operating under the loaned laser program were $2,066,000.
     International sales, accounting for less than 1% of net revenues for the quarter ended September 30, 2008 decreased $158,000 from the prior year period. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $263,000 decreased $8,000 for the quarter ended September 30, 2008, when compared to $271,000 for the quarter ended September 30, 2007.
     Net revenues of $9,719,000 for the nine months ended September 30, 2008 increased $427,000, or 5%, when compared to net revenues of $9,292,000 for the nine months ended September 30, 2007. We attribute the increase in sales for the nine months ended September 30, 2008 primarily to the increase in the number of laser units sold.
     For the nine months ended September 30, 2008, domestic disposable handpiece revenue decreased by $153,000, or 2%, and domestic laser revenue increased by $759,000, or 42%, compared to the nine months ended September 30, 2007. Included in the domestic disposable handpiece revenue, was $234,000 related to revenue which had been previously deferred and became recognizable during the second quarter of 2008. For the nine months ended September 30, 2008, domestic handpiece revenue included $625,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $5,614,000. For the nine months ended September 30, 2007, domestic handpiece revenue included $648,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $5,745,000.
     International sales, accounting for approximately 1% of net revenues for the nine months ended September 30, 2008, decreased $147,000 from the prior year period. In addition, service and other revenue of $812,000 decreased $30,000 for the nine months ended September 30, 2008, when compared to $842,000 for the nine months ended September 30, 2007.
Gross Profit
     For the quarter ended September 30, 2008, gross margin increased to 82% of net revenues as compared to 79% of net revenues for the quarter ended September 30, 2007. The increase in gross margin for the three month period is primarily attributable to an increase in the average selling price of disposable handpieces.
     For the nine months ended September 30, 2008, gross margin increased to 84% of net revenues as compared to

79% of net revenues for the nine months ended September 30, 2007. The increase in gross margin for the nine month period is primarily attributed to higher average selling prices for both laser and disposable handpiece units. In addition, during the second quarter of 2008, we recognized $234,000 of deferred revenue for which there is no associated cost of goods sold.
Research and Development
     Research and development expense represents expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock based compensation associated with research and development personnel.
     For the quarter ended September 30, 2008, research and development expenditures of $165,000 increased $62,000, or 60%, when compared to $103,000 for the quarter ended September 30, 2007. As a percentage of revenues, research and development expenditures were 6% during the quarter ended September 30, 2008 as compared to 3% for the prior year period. For the nine months ended September 30, 2008, research and development expenditures of $633,000 increased $21,000, or 3%, when compared to $612,000 for the nine months ended September 30, 2007. As a percentage of revenues, research and development expenditures were 7% for the nine months ended September 30, 2008 and 2007, respectively. The dollar increase for both the three months and nine months ended September 30, 2008 was attributed primarily to an increase in the use of outside services. The increase of research and development expenditures as a percentage of revenues in the quarter ended September 30, 2008 was primarily due to an increase in the use of outside services combined with decreased revenues in the most recent quarter as compared to the prior year period.
Sales and Marketing
     Sales and marketing expense represents expenses incurred in connection with the salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing and service employees and other sales, general and administrative expenses directly associated with the sales, marketing and service departments.
     For the quarter ended September 30, 2008, sales and marketing expenditures of $1,536,000 increased $290,000, or 23%, when compared to $1,246,000 for the quarter ended September 30, 2007. As a percentage of revenues, sales and marketing expenditures were 59% during the quarter ended September 30, 2008 as compared to 36% for the prior year period. The dollar and percentage increase in sales and marketing expenditures for the three month period was primarily due to higher compensation expenses related to investments made to strengthen the sales and marketing organization. The percentage increase in sales and marketing expenditures for the three month period was also a result of a lower revenue base in the current period.
     For the nine months ended September 30, 2008, sales and marketing expenditures of $4,858,000 increased $1,590,000, or 49%, when compared to $3,268,000 for the nine months ended September 30, 2007. As a percentage of revenues, sales and marketing expenditures were 50% during the quarter ended September 30, 2008 as compared to 35% for the prior year period. The dollar and percentage increase in sales and marketing expenditures for the nine month period was primarily due to higher compensation expenses related to investments made to strengthen the sales and marketing organization.
General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the quarter ended September 30, 2008, general and administrative expenditures (“G&A”) totaled $753,000, or 29% of net revenues, as compared to $719,000, or 21% of net revenues during the quarter ended September 30, 2007. This represents an increase of $34,000, or 5%. The increase as a percentage of revenues was due to expenditures being incurred over a smaller revenue base. For the nine months ended September 30, 2008, G&A totaled $2,404,000, or 25% of net revenues, as compared to $2,611,000, or 28% of net revenues, for the nine months ended September 30, 2007. This reduction of $207,000, or 8%, was primarily attributable to lower insurance expense in the current year.

Other Income (Expense)
The following table reflects the components of other income (expense):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
		($ In thousands)
Interest expense — Secured Convertible Term Note	$—	$(9)	$—	$(50)
Interest expense — other	(1)	(1)	(22)	(9)
Interest income	13	29	55	94
Non-cash interest expense — Accretion of discount on Note	—	(11)	—	(72)
Non-cash interest expense — Amortization of debt issuance costs relating to the Note	—	(2)	—	(17)
Change in fair value of derivative	—	(133)	—	(323)
Other non-cash income (expense) — Change in fair value of warrants	—	38	—	151

Total other income (expense), net.	$12	$(89)	$33	$(226)

     Net other income for the three months ended September 30, 2008 was $12,000 as compared to net other expense for the three months ended September 30, 2007 of $89,000. For the nine months ended September 30, 2008 net other income was $33,000 as compared to net other expense of $226,000 for the nine months ended September 30, 2007. For both the three and nine month periods, the changes in the components of other income and expense were primarily due to the fact that at September 30, 2007 we incurred expenses and income associated with certain outstanding debt obligations. However, since such debt was paid in full in October 2007, for the three and nine months ended September 30, 2008, there was no associated expense or income in those periods.
Liquidity and Capital Resources
     At September 30, 2008, we had cash and cash equivalents of $3,439,000 compared to $2,824,000 at December 31, 2007, an increase of $615,000. During the nine months ended September 30, 2008, we had net income of $258,000 and net cash provided by operating activities of $807,000 primarily from a decrease in accounts receivable, inventories, and prepaid expenses in addition to an increase in accounts payable. These changes were offset by a decrease in accrued liabilities and deferred revenue. The decrease in deferred revenue primarily relates to the recognition of $234,000 of previously deferred revenue in accordance with EITF No. 00-21 which became recognizable during the second quarter of 2008.
     Cash used in investing activities during the nine months ended September 30, 2008 was $193,000 due to property and equipment and net marketable securities purchases.
     Prior to 2007, we had incurred significant operating losses for several years and at September 30, 2008 we had an accumulated deficit of $169,277,000. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in the prior year.
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
     We believe our cash balance as of September 30, 2008, our projected cash flows from operations and actions we have taken to reduce general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next 12 months. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to significantly reduce our operations until an appropriate solution is implemented.
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
Related Party Transactions
     We provided unrestricted educational grants of $40,000 in February 2008 and $40,000 in June 2008 to the University of Arizona Sarver Heart Center to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of our board of directors, is Director of Interventional Cardiology of the Sarver Heart Center. While we are not legally bound to provide any additional funding for such research, we may elect to do so in the future. We believe the research will lead to a better understanding of the mechanisms of action for TMR which could ultimately assist us in product development efforts.
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
     On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 reflect the impact of adopting SFAS No. 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statement of operations. As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for any estimated forfeitures if applicable. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate was based on historical forfeiture experience and estimated future employee forfeitures.
     Employee stock-based compensation expense recognized under SFAS No. 123R for the three and nine months ended September 30, 2008 was $40,000 and $102,000, respectively, and for the three and nine months ended September 30, 2007 was $17,000 and $62,000, respectively, and was determined by the Black-Scholes valuation model. As of September 30, 2008, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $219,000, which is expected to be recognized as an expense over a weighted-average period of approximately 2.2 years. See Note 4 to our unaudited condensed consolidated financial statements for additional information.
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
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets that are required to be measured at fair value on a recurring basis at September 30, 2008 (in thousands):

		Quoted
		Market Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Marketable Securities:
Auction Rate Securities	$75	$—	$—	$75

     The following table provides a reconciliation of the beginning and ending balances for our assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at September 30, 2008 (in thousands):

Description
Balance at December 31, 2007	$—
Transfers into Level 3	750
Transfers out of Level 3	(675)
Total unrealized losses	—
Total realized gains/(losses)	—

Balance at September 30, 2008	$75

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
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, the President and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures at September 30, 2008 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our President and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in internal control over financial reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
     Previously, Cardiofocus, Inc. (“Cardiofocus”) filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against us and a number of other companies. In the complaint, Cardiofocus alleges that we and the other defendants have violated patent rights allegedly held by Cardiofocus.
     On June 13, 2008, we filed requests for reexamination of the patents being asserted against us with the United States Patent and Trademark Office and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by Cardiofocus’ patents. In August 2008, the United States Patent and Trademark Office granted our reexamination requests. Reexamination requests filed by other named defendants were also granted.
     Because the reexamination requests were granted and substantial new issues of patentability raised, we, along with other named defendants, moved to stay the litigation until the reexamination of Cardiofocus’ asserted patents is completed. On October 14, 2008, an Order was issued by the Court staying the present litigation for one (1) year or until the reexamination is completed, which ever occurs sooner. After one year, if the reexamination continues, the Court will consider further extensions of the stay, for a period not to exceed one additional year, upon good cause shown by the defendants.
     We intend to continue to vigorously defend ourselves. However, any litigation involves risks and uncertainties and the likely outcome of the case cannot be determined at this time. In addition, litigation involves significant expenses and distraction of management resources which may have an adverse effect on our results of operations.
     Except as described above, we are not a party to any material legal proceeding.
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

CARDIOGENESIS CORPORATION
Registrant

Date: November 13, 2008	/s/ Richard P. Lanigan Richard P. Lanigan
President
(Principal Executive Officer)

Date: November 13, 2008	/s/ William R. Abbott William R. Abbott
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