Form 10-Q
period 2009-03-31
CARDIOGENESIS CORP /CA
filed 2009-05-14
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 0-28288

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 30, 2009, there were 46,694,357 shares of the registrant’s common stock, no par value, outstanding.

CARDIOGENESIS CORPORATION

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed consolidated balance sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	3

	Unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008	4

	Unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008	5

	Notes to unaudited condensed consolidated financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4(T).	Controls and Procedures	16

	PART II OTHER INFORMATION

Item 6.	Exhibits	18

	Signatures	19

	Certifications
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,773	$2,907
Accounts receivable, net of allowance for doubtful accounts of $0 and $20, respectively	1,425	1,330
Inventories	1,125	1,164
Investments in marketable securities	—	75
Prepaids and other current assets	363	395

Total current assets	5,686	5,871
Property and equipment, net	353	382
Other assets, net	18	18

Total assets	$6,057	$6,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$222	$200
Accrued liabilities	1,130	1,103
Deferred revenue	796	800
Current portion of capital lease obligations	9	6

Total current liabilities	2,157	2,109
Capital lease obligations, less current portion	21	13

Total liabilities	2,178	2,122

Commitments and Contingencies

Shareholders’ equity:
Preferred stock: no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock: no par value; 75,000 shares authorized; 45,487 and 45,487 shares issued and outstanding, respectively	174,043	173,999
Accumulated deficit	(170,164)	(169,850)

Total shareholders’ equity	3,879	4,149

Total liabilities and shareholders’ equity	$6,057	$6,271

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Net revenues	$2,852	$2,982
Cost of revenues	536	525

Gross profit	2,316	2,457

Operating expenses:
Research and development	288	216
Sales and marketing	1,469	1,527
General and administrative	856	751

Total operating expenses	2,613	2,494

Operating loss	(297)	(37)
Other income (expense):
Interest expense	(10)	(20)
Interest income	1	21

Total other (expense) income, net	(9)	1

Loss before income taxes	(306)	(36)
Provision for income taxes	8	—

Net loss	$(314)	$(36)

Net loss per share:
Basic	$(0.01)	$—

Diluted	$(0.01)	$—

Weighted average shares outstanding:
Basic	45,487	45,274

Diluted	45,487	45,274

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months
	ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(314)	$(36)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	75	81
Stock-based compensation expense	44	26
Changes in operating assets and liabilities:
Accounts receivable	(95)	495
Inventories	11	105
Prepaids and other current assets	32	97
Accounts payable	22	88
Accrued liabilities	27	(418)
Deferred revenue	(4)	30

Net cash (used in) provided by operating activities	(202)	468

Cash flows from investing activities:
Acquisition of property and equipment	(6)	(22)
Redemption (purchase) of investments in marketable securities	75	(350)

Net cash provided by (used in) investing activities	69	(372)

Cash flows from financing activities:
Payments on capital lease obligations	(1)	(3)

Net cash used in financing activities	(1)	(3)

Net (decrease) increase in cash and cash equivalents	(134)	93
Cash and cash equivalents at beginning of period	2,907	2,824

Cash and cash equivalents at end of period	$2,773	$2,917

Supplemental schedule of cash flow information:
Interest paid	$1	$1

Taxes paid	$5	$5

Supplemental schedule of non-cash financing activities:
Financing of property and equipment	$12	$—

Reclassification of inventories to property and equipment	$28	$5

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
2. Summary of Significant Accounting Policies:
Interim Financial Information:
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has incurred significant losses and as of March 31, 2009 it had an accumulated deficit of $170.2 million. Management believes its cash balance as of March 31, 2009 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
     However, the Company may require additional financing in the future if revenues are not as expected or the Company’s costs exceed its estimates. There can be no assurance that the Company will be able to obtain additional debt or equity financing if and when needed or on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve consistent profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.
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
     For the three months ended March 31, 2009, there were no potentially dilutive shares. For the three months ended March 31, 2008, there were approximately 63,000 potentially dilutive shares that were excluded from diluted loss per share as their effect would have been anti-dilutive for the period then ended.

Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) the determination of the allowance for bad debt, valuation of inventories, valuation allowance relating to deferred tax assets, warranty reserve, the assessment of future cash flows in evaluating long-lived assets for impairment and assumptions used in fair value determination of stock-based compensation.
Reclassifications:
     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
Risks and Concentrations:
     Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At March 31, 2009, one customer individually accounted for 22% and another customer individually accounted for 15% of gross accounts receivable. At December 31, 2008, one customer individually accounted for 21% of gross accounts receivable. For the year ended March 31, 2009, one customer individually accounted for 12% and another customer individually accounted for 11% of net revenues. For the three months ended March 31, 2008, two customers individually accounted for 12% of net revenues.
     As of March 31, 2009, approximately $969,000 of the Company’s cash and cash equivalents were maintained in mutual funds, and approximately $1,901,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. The current termination date for this program is September 18, 2009.
     After giving effect to the increased FDIC insurance and the Temporary Guarantee Program, at March 31, 2009, the Company’s uninsured cash totaled approximately $1,729,000.
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
     The Company frequently loans lasers to hospitals in accordance with its loaned laser programs. Under certain loaned laser programs, the Company charges the customer an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser or collects an upfront deposit that can be applied towards the purchase of a laser. These arrangements meet the definition of a lease and are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS No. 13”), as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. Based on the provisions of SFAS No. 13, the loaned lasers are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loaned laser program. In addition, the Premium is considered contingent rent under SFAS No. 29, Determining Contingent Rentals, and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.
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
     In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. Service agreements on its equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one to three years, in accordance with Financial Accounting Standards Board (“FASB”), Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
Segment Disclosures:
     The Company operates in one segment. The principal markets for the Company’s products are in the United States. International sales occur primarily in Europe, Canada and Asia and amounted to approximately $73,000 and $36,000 for the three months ended March 31, 2009 and 2008, respectively. International sales represented 3% and 1% of total sales for the three months ended March 31, 2009 and 2008, respectively. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.
Recent Accounting Pronouncements:
     In December 2007 the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed according to SFAS No. 141, Business Combinations, until January 1, 2009. The Company has concluded that the application of SFAS No. 141R did not have a material impact on its consolidated financial position and results of operations as of and for the period ended March 31, 2009.
     In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 Determining Whether an Instrument is Indexed to an Entity’s Own Stock (“EITF 07-5”), to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This related to the determination of whether a free-standing equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company has concluded that the application of EITF 07-5 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended March 31, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “ABP 28-1,” respectively), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, which for the Company is the second quarter of fiscal 2009. The Company does not expect this pronouncement to have a material effect on its financial position and results of operations.
     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company does not expect this pronouncement to have a material effect on its financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
3. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Raw materials	$138	$139
Work-in-process	131	70
Finished goods	856	955

Total	$1,125	$1,164

4. Stock-Based Compensation:
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
Description of Plans
     The Company’s Stock Option Plan and Director Stock Option Plan provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock on the trading day immediately prior thereto). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of March 31, 2009, the Company is authorized to issue up to 12,125,000 shares under these plans.
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
     During the three month periods ended March 31, 2009 and 2008, there were no purchases of shares under the ESPP.
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

     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the three months ended March 31, 2009 and 2008 were based on the following assumptions:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Expected term	6.35 years	4 years
Expected volatility	104.82 -105.51%	92.57%
Risk-free interest rate	1.63 – 2.03%	2.24 – 2.69%
Expected dividend yield	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Expected term	0.50 years	0.50 years
Expected volatility	104.82 -105.51%	92.57%
Risk-free interest rate	1.63 – 2.03%	2.24 – 2.69%
Expected dividends	—	—
     A summary of option activity as of March 31, 2009 and changes during the three months then ended, is presented below (in thousands except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2009	3,295	$0.66	5.7	$—
Options granted	535	$0.13	—	$—
Options exercised	—	$—	—	$—
Options forfeited/canceled	(100)	$0.34	—	$—

Options outstanding and expected to vest at March 31, 2009	3,730	$0.60	5.9	$76

Options exercisable at March 31, 2009	2,374	$0.80	4.0	$—

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock. At March 31, 2009, there were no exercisable stock options that were in-the-money. During the three months ended March 31, 2009, there were no options exercised and therefore, the aggregate intrinsic value of options exercised was zero.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $0.11 and $0.24 per option, respectively.
     As of March 31, 2009, there was approximately $190,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average vesting period of approximately 2.2 years. For the three months ended March 31, 2009 and 2008, the amount of stock-based compensation expense related to stock options was approximately $32,000 and $24,000, respectively. For the three months ended March 31, 2009 and 2008, the amount of stock-based compensation expense related to ESPP contributions was approximately $12,000 and $2,000, respectively.

     The following table summarizes stock-based compensation expense related to stock options and ESPP purchases under SFAS No. 123R for the three months ended March 31, 2009 and 2008 which was allocated as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2009	2008
Stock-based compensation expense included in:
Research and development	$2	$2
Sales and marketing	23	13
General and administrative	19	11

Total	$44	$26

     On March 31, 2009, the Company granted awards of restricted stock to each of its employees totaling approximately 1,208,000 shares. As of March 31, 2009, since none of the shares have vested, all shares have been excluded from the issued and outstanding shares and basic earnings per share computations. The shares vest as to 33% of the shares on the first anniversary of the grant date, 33% of the shares on the second anniversary of the grant date and 34% of the shares on the third anniversary of the grant date. As of March 31, 2009 all shares were unvested and no compensation expense was recognized. As of March 31, 2009, there was approximately $302,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the vesting period of 3 years.
     The following table summarizes the restricted stock activity for the three months ended March 31, 2009 (in thousands):

March 31,
2009
Restricted Stock Outstanding at January 1, 2009	—
Granted	1,208
Forfeited	—
Vested	—

Restricted Stock Outstanding at March 31, 2009	1,208

5. Legal Matters:
     As previously reported, Cardiofocus, Inc. (“Cardiofocus”) filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against the Company and a number of other companies. In the complaint, Cardiofocus alleges that Cardiogenesis and the other defendants have violated patent rights allegedly held by Cardiofocus.
     On June 13, 2008, Cardiogenesis filed requests for reexamination of the patents being asserted against Cardiogenesis with the U.S. Patent and Trademark Office and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by Cardiofocus’ patents. In August 2008, the U.S. Patent and Trademark Office granted Cardiogenesis’ reexamination requests. Reexamination requests filed by other named defendants were also granted.
     Because the reexamination requests were granted and substantial new issues of patentability raised, Cardiogenesis, along with other named defendants, moved to stay the litigation until the reexamination of Cardiofocus’ asserted patents is completed. On October 14, 2008, an order was issued by the court staying the present litigation for one year or until the reexamination is completed, which ever occurs sooner. After one year, if the reexamination continues, the court will consider further extensions of the stay, for a period not to exceed one additional year, upon good cause shown by the defendants.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed in the section titled “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. Except as may be required by applicable law, we assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Overview
     We are a California corporation, incorporated in 1989, and we primarily design, develop and distribute laser-based surgical products and disposable fiber-optic accessories for the treatment of cardiac ischemia associated with advanced cardiovascular disease through laser myocardial revascularization. This therapeutic procedure can be performed surgically as transmyocardial revascularization, or TMR. TMR is a procedure used to relieve severe angina, or chest pain, in very ill patients who aren’t candidates for bypass surgery or PCI. TMR is a laser-based heart treatment in which transmural channels are made in the heart muscle. Many scientific experts believe these procedures encourage new vessel formation, or angiogenesis. Typically, TMR is performed by a cardiac surgeon while the patient is under general anesthesia as an adjunctive procedure to coronary bypass, or may be performed on a stand-alone basis through a small left anterior thoracotomy incision in the chest.

     In May 1997, we received CE Mark approval for our TMR System. We have also received CE Mark approval for our minimally invasive Port Enabled Angina Relief with Laser, or PEARL, handpieces and our PHOENIX handpieces, in November 2005 and October 2006, respectively. The CE Mark allows us to commercially distribute these products within the European Union and is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In February 1999, we received approval from the U.S. Food and Drug Administration, or FDA, for the marketing of our TMR products for treatment of patients suffering from chronic, severe angina. Effective July 1999, the Centers for Medicare and Medicaid Services, implemented a national coverage decision for Medicare coverage for any TMR procedure as a primary and secondary procedure. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.
     In December 2004, we received FDA approval for the Solargen 2100s laser system, the advanced laser console for TMR. In addition, in November 2007 we received FDA approval for the PEARL 5.0 robotic handpiece delivery system, which is designed for delivering TMR therapy with surgical robotic systems. We are in the process of completing the Investigational Device Exemption trial for the PEARL 8.0 thoracoscopic handpiece delivery system, and are supporting the initial clinical application of the PHOENIX handpiece at prominent cardiac centers in the European Union and other international locations.
     As of March 31, 2009, we had an accumulated deficit of $170.2 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
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
     Net revenues of $2,852,000 for the quarter ended March 31, 2009 decreased $130,000, or 4%, when compared to net revenues of $2,982,000 for the quarter ended March 31, 2008. We attribute the decrease in sales for the three months ended March 31, 2009 primarily to the decrease in the number of disposable handpieces sold.
     For the quarter ended March 31, 2009, domestic handpiece revenue decreased by $381,000, or 18%, and domestic laser revenue increased by $144,000, or 23%, when compared to the quarter ended March 31, 2008. In the first quarter of 2009, domestic handpiece revenue included $111,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,588,000. In the first quarter of 2008, domestic handpiece revenue included $195,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,885,000.
     International sales, accounting for less than 3% of net revenues for the quarter ended March 31, 2009 increased $37,000 from the prior year period. We define international sales as sales to customers located outside of the United States. In addition, service and other revenue of $316,000 increased $70,000 for the quarter ended March 31, 2009, when compared to $246,000 for the quarter ended March 31, 2008.

Gross Profit
     For the quarter ended March 31, 2009, gross margin decreased to 81% of net revenues as compared to 82% of net revenues for the quarter ended March 31, 2008. The decrease in gross margin for the three month period is primarily attributable to a $29,000 inventory obsolescence charge related to PEARL 8.0 product and an increase in international sales which have a lower gross margin.
Research and Development
     Research and development expense represents expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.
     For the quarter ended March 31, 2009, research and development expenditures of $288,000 increased $72,000, or 33%, when compared to $216,000 for the quarter ended March 31, 2008. As a percentage of revenues, research and development expenditures were 10% during the quarter ended March 31, 2009 as compared to 7% for the prior year period. The dollar increase for the three months ended March 31, 2009 was attributed primarily to an increase in activities supporting clinical trials and studies.
Sales and Marketing
     Sales and marketing expense represents expenses incurred in connection with the salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing and service employees and other sales, general and administrative expenses directly associated with the sales, marketing and service departments.
     For the quarter ended March 31, 2009, sales and marketing expenditures of $1,469,000 decreased $58,000, or 4%, when compared to $1,527,000 for the quarter ended March 31, 2008. As a percentage of revenues, sales and marketing expenditures were 52% during the quarter ended March 31, 2009 as compared to 51% for the prior year period. The increase as a percentage of revenues in sales and marketing expenditures for the three month period was primarily a result of a lower revenue base in the current period.
General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the quarter ended March 31, 2009, general and administrative expenditures totaled $856,000, or 30% of net revenues, as compared to $751,000, or 25% of net revenues during the quarter ended March 31, 2008. This represents an increase of $105,000, or 14%. The increase as a percentage of revenues in general and administrative expenditures was primarily a result of a smaller revenue base in the current period.
Liquidity and Capital Resources
     At March 31, 2009, we had cash and cash equivalents of $2,773,000 compared to $2,907,000 at December 31, 2008, a decrease of $134,000. During the three months ended March 31, 2009, we had a net loss of $314,000 and net cash used in operating activities of $202,000 primarily from an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities.
     Cash provided by investing activities during the three months ended March 31, 2009 was $69,000 primarily due to the redemption of investments in marketable securities. Cash used in investing activities during the three months ended March 31, 2008 was $372,000 due to property and equipment and marketable securities purchases.
     We have incurred significant operating losses and as of March 31, 2009 we had an accumulated deficit of $170.2 million. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in the prior year. Currently, our primary goal is to achieve and sustain profitability at the operating level and our actions have been guided by this initiative. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been reduced or eliminated.

     We believe our cash balance as of March 31, 2009, our projected cash flows from operations and actions we have taken to reduce general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:
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
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, which are based on historical experience and on other assumptions that we believe to be reasonable. In the event that any of our estimates and assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, the President and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures at March 31, 2009 were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC, such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
10.1 (1)	Consulting Agreement dated January 15, 2009 by and between the Company and Paul McCormick.

10.2 (2)	Consulting Agreement, dated February 27, 2009, by and between the Company and Dr. Marvin Slepian.

10.3 (3)	Form of Restricted Stock Purchase Agreement under Stock Option Plan.

10.4 (4)	Stock Option Plan, as amended through March 2009.

10.5 (5)	Director Stock Option Plan, as amended through May 2009.

10.6 (5)	Form of Stock Option Agreement for Directors under the Director Stock Option Plan, as amended through February 2009.

31.1 (5)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 (5)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 (5)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 (5)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2009.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009.

(5)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: May 14, 2009	/s/ Richard P. Lanigan
Richard P. Lanigan
President (Principal Executive Officer)

Date: May 14, 2009	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1 (1)	Consulting Agreement dated January 15, 2009 by and between the Company and Paul McCormick.

10.2 (2)	Consulting Agreement, dated February 27, 2009, by and between the Company and Dr. Marvin Slepian.

10.3 (3)	Form of Restricted Stock Purchase Agreement under Stock Option Plan.

10.4 (4)	Stock Option Plan, as amended through March 2009.

10.5 (5)	Director Stock Option Plan, as amended through May 2009.

10.6 (5)	Form of Stock Option Agreement for Directors under the Director Stock Option Plan, as amended through February 2009.

31.1 (5)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 (5)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 (5)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 (5)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2009.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009.

(5)	Filed herewith.