Form 10-Q
period 2009-06-30
Cardiogenesis Corp /CA
filed 2009-08-13
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, there were 46,887,619 shares of the registrant’s common stock, no par value, outstanding.

CARDIOGENESIS CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,709	$2,907
Accounts receivable, net of allowance for doubtful accounts of $7 and $20, respectively	991	1,330
Inventories	1,036	1,164
Investments in marketable securities	—	75
Prepaids and other current assets	289	395

Total current assets	5,025	5,871
Property and equipment, net	397	382
Other assets, net	18	18

Total assets	$5,440	$6,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322	$200
Accrued liabilities	936	1,103
Deferred revenue	799	800
Current portion of capital lease obligations	9	6

Total current liabilities	2,066	2,109
Capital lease obligations, less current portion	19	13

Total liabilities	2,085	2,122

Commitments and Contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,549 and 45,487 shares issued and outstanding, respectively	174,109	173,999
Accumulated deficit	(170,754)	(169,850)

Total shareholders’ equity	3,355	4,149

Total liabilities and shareholders’ equity	$5,440	$6,271

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$2,236	$4,119	$5,088	$7,101
Cost of revenues	391	590	927	1,115

Gross profit	1,845	3,529	4,161	5,986

Operating expenses:
Research and development	346	252	634	468
Sales and marketing	1,272	1,795	2,741	3,322
General and administrative	789	900	1,645	1,651

Total operating expenses	2,407	2,947	5,020	5,441

Operating income (loss)	(562)	582	(859)	545
Other income (expense):
Interest expense	(21)	(1)	(31)	(21)
Interest income	1	21	2	42

Total other income (expense), net	(20)	20	(29)	21

Income (loss) before income taxes	(582)	602	(888)	566
Provision for income taxes	8	—	16	—

Net income (loss)	(590)	602	(904)	566

Net earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.02)	$0.01

Diluted	$(0.01)	$0.01	$(0.02)	$0.01

Weighted average shares outstanding:
Basic	45,519	45,293	45,503	45,284

Diluted	45,519	45,306	45,503	45,313

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(904)	$566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152	150
Provision for doubtful accounts	8	—
Stock-based compensation expense	100	62
Changes in operating assets and liabilities:
Accounts receivable	331	99
Inventories	(18)	299
Prepaids and other current assets	106	101
Accounts payable	122	75
Accrued liabilities	(167)	(227)
Deferred revenue	(1)	(266)

Net cash (used in) provided by operating activities	(271)	859

Cash flows from investing activities:
Acquisition of property and equipment	(9)	(116)
Redemption (purchase) of investments in marketable securities	75	(150)

Net cash provided by (used in) investing activities	66	(266)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	10	9
Payments on capital lease obligation	(3)	(6)

Net cash provided by financing activities	7	3

Net (decrease) increase in cash and cash equivalents	(198)	596
Cash and cash equivalents at beginning of period	2,907	2,824

Cash and cash equivalents at end of period	$2,709	$3,420

Supplemental schedule of cash flow information:
Interest paid	$2	$2

Taxes paid	$5	$5

Supplemental schedule of non-cash financing activities:
Financing of property and equipment	$12	$—

Reclassification of inventories to property and equipment	$146	$5

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
2. Summary of Significant Accounting Policies:
Interim Financial Information:
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has incurred significant losses and as of June 30, 2009 it had an accumulated deficit of $170.8 million. Management believes its cash balance as of June 30, 2009 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     For the three and six months ended June 30, 2009, there were approximately 442,000 and 222,000 potentially dilutive shares, respectively. For the three and six months ended June 30, 2008, there were approximately 13,000 and 29,000 potentially dilutive shares, respectively, that were related to stock options.

Use of Estimates:
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) the determination of the allowance for bad debt, valuation of inventories, valuation allowance relating to deferred tax assets, warranty reserve, the assessment of future cash flows in evaluating long-lived assets for impairment and assumptions used in fair value determination of stock-based compensation.
Risks and Concentrations:
     Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At June 30, 2009, no customer individually accounted for more than 10% of gross accounts receivable. At December 31, 2008, one customer individually accounted for 21% of gross accounts receivable. For the three and six month periods ended June 30, 2009 and for the six month period ended June 30, 2008, no customer individually accounted for more than 10% of net revenues. For the three month period ended June 30, 2008, one customer individually accounted for 11% of net revenues.
     As of June 30, 2009, approximately $969,000 of the Company’s cash and cash equivalents were maintained in mutual funds, and approximately $1,845,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation (the “FDIC”) deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds (the “Temporary Guarantee Program”). This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. The current termination date for this program is September 18, 2009.
     After giving effect to the increased FDIC insurance and the Temporary Guarantee Program, at June 30, 2009, the Company’s uninsured cash totaled approximately $1,674,000.
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
     The Company at times will loan lasers to hospitals and charge an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser. These arrangements meet the definition of a lease and are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. Based on the provisions of SFAS No. 13, the loaned lasers are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loaned laser program. In addition, the Premium is considered contingent rent under SFAS No. 29, Determining Contingent Rentals, and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.
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
Segment Disclosures:
     The Company operates in one segment. The principal market for the Company’s products is in the United States. International sales occur primarily in Europe, Canada and Asia and amounted to approximately $20,000 and $92,000 for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, the Company’s international sales were $56,000 and $92,000, respectively. International sales represent 1% and 2% of total sales for the three and six months ended June 30, 2009, respectively, and 1% for both the three and six months ended June 30, 2008. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.
Recent Accounting Pronouncements:
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material effect on its consolidated financial position and results of operations.

     In December 2007 the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has concluded that the application of SFAS No. 141R did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.
     In June 2008, the Emerging Issues Task Force of the FASB published EITF 07-5 Determining Whether an Instrument is Indexed to an Entity’s Own Stock (“EITF 07-5”), to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This related to the determination of whether a free-standing equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded in earnings in each reporting period. EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company has concluded that the application of EITF 07-5 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “ABP 28-1”, respectively), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, which for the Company is the second quarter of fiscal 2009. The Company has concluded that the application of FSP FAS 107-1 and APB 28-1 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.
     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company has concluded that the application of FSP SFAS 157-4 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.
     In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. The Company has concluded that the application of FSP 03-6-1 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.
     Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

3. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Raw materials	$141	$139
Work-in-process	151	70
Finished goods	744	955

Total	$1,036	$1,164

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
Description of Plans
     The Company’s Stock Option Plan and Director Stock Option Plan provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock on the trading day immediately prior thereto). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of June 30, 2009, the Company is authorized to issue up to an aggregate of 12,125,000 shares under these plans.
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996 and amended in July 2005. A total of 1,500,000 common shares are reserved for issuance under the ESPP, as amended. The ESPP permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply. The Company suspended the ESPP effective at the end of the November 15, 2008 offering period.
     The Company has treated the ESPP as a compensatory plan. During the three and six month periods ended June 30, 2009, there were 62,496 shares purchased under the ESPP. For the three and six month periods ended June 30, 2009, the Company recognized zero and $12,000, respectively, of share-based compensation expense in relation to the ESPP as compared to approximately $4,000 and $6,000, respectively, recognized in the prior year comparative periods.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the six months ended June 30, 2009 and 2008 were based on the following assumptions:

Six Months Ended
	June 30,	June 30,
	2009	2008
Expected term	6.30 years	4 years
Expected volatility	100.86 – 102.94%	91.6 – 92.9%
Risk-free interest rate	2.11 – 2.70%	2.29 – 3.53%
Expected dividend yield	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

Six Months Ended
	June 30,	June 30,
	2009	2008
Expected term	0.50 years	0.50 years
Expected volatility	104.82 – 105.51%	91.6 – 92.9%
Risk-free interest rate	1.63 – 2.03%	2.29 – 3.53%
Expected dividends	—	—
     A summary of option activity as of June 30, 2009 and changes during the six months then ended, is presented below (in thousands except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2009	3,295	$0.66	5.7	$—
Options granted	843	$0.16	—	$—
Options exercised	—	$—	—	$—
Options forfeited/canceled	(175)	$1.37	—	$—

Options outstanding and expected to vest at June 30, 2009	3,963	$0.53	6.0	$34

Options exercisable at June 30, 2009	2,452	$0.72	4.0	$—

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock. At June 30, 2009, there were no exercisable stock options that were in-the-money. During the six months ended June 30, 2009, there were no options exercised and therefore, the aggregate intrinsic value of options exercised was zero.
     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2009 was $0.17 and $0.13 per option, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $0.20 and $0.22 per option, respectively.

     As of June 30, 2009, there was approximately $204,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.9 years. For the three and six month periods ended June 30, 2009, the amount of stock-based compensation expense related to stock options was approximately $32,000 and $64,000, respectively, as compared to $32,000 and $56,000, respectively, recognized in the prior year comparative periods.
     On March 31, 2009, the Company granted awards of restricted stock to each of its employees totaling approximately 1,208,000 shares. For the three and six months ended June 30, 2009, the stock-compensation related to the amortization of the related compensation cost was approximately $24,000. Since shares of restricted stock are subject to cliff vesting and none have vested as of June 30, 2009, all shares have been excluded from the issued and outstanding shares and basic earnings per share computations. The shares vest as to 33% of the shares on the first anniversary of the grant date, 33% of the shares on the second anniversary of the grant date and 34% of the shares on the third anniversary of the grant date. As of June 30, 2009, there was approximately $256,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the remaining vesting period of 2.75 years.
     The following table summarizes the restricted stock activity for the six months ended June 30, 2009 (in thousands):

June 30,
2009
Unvested Restricted Stock Outstanding at January 1, 2009	—
Granted	1,208
Forfeited	(93)
Vested	—

Unvested Restricted Stock Outstanding at June 30, 2009	1,115

     The following table summarizes stock-based compensation expense related to stock options, restricted stock and ESPP purchases under SFAS No. 123R for the three and six months ended June 30, 2009 and 2008 which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Research and development	$4	$1	$6	$2
Sales and marketing	25	21	48	35
General and administrative	27	14	46	25

	$56	$36	$100	$62

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
6. Related Party Transactions:
     The Company provided unrestricted educational grants of $40,000 in February 2008 and $40,000 in June 2008 to the University of Arizona Sarver Heart Center (the “Sarver Heart Center”) to support the research of cardiovascular disease and stroke. Dr. Marvin Slepian, a member of the Company’s Board of Directors, is Director of Interventional Cardiology at Sarver Heart Center. The Company is not legally bound to provide any additional funding for such research but may choose to do so in the future.
     The Company entered into a consulting agreement with Paul McCormick, the Company’s Chairman of the Board of Directors, effective January 15, 2009. Pursuant to the consulting agreement, Mr. McCormick provided consulting services relating to corporate strategy development and execution, financing and investor relations up to 16 hours per week. In consideration for such services, the Company paid Mr. McCormick $8,000 per month and reimbursed Mr. McCormick for healthcare insurance coverage up to $15,600 per year. The consulting agreement had a term of 18 months, but was mutually terminated as of June 30, 2009.
     Effective July 1, 2009, the Company entered into an employment agreement with Mr. McCormick whereby he agreed to serve as the Executive Chairman of the Board of Directors and principal executive officer of the Company. Under the terms of the employment agreement, Mr. McCormick is entitled to an annual base salary of $250,000, provided that he devotes at least 75% of his time to his duties and responsibilities as Executive Chairman under the employment agreement. Mr. McCormick will be entitled to receive certain benefits which will include, at a minimum, medical insurance for Mr. McCormick and his spouse, as well as no less than three weeks paid vacation per year. In addition, Mr. McCormick will also be reimbursed for all reasonable expenses incurred by him in respect of his services to the Company under the employment agreement. The employment agreement has an initial term of one year, which term will be automatically renewed for successive additional one year periods, unless terminated upon 30 days written notice by either Mr. McCormick or the Company. In connection with Mr. McCormick’s appointment to Executive Chairman, the Board of Directors granted him 300,000 shares of restricted stock under the Company’s Stock Option Plan. The restrictions on Mr. McCormick’s shares of restricted stock will lapse in equal installments upon the first and second anniversaries of the date of grant.
     Effective July 1, 2009, the Company entered into an amendment to the employment agreement dated as of July 30, 2007 by and between the Company and Richard P. Lanigan, pursuant to which the Company and Mr. Lanigan agreed to the following changes to his employment agreement: (i) Mr. Lanigan’s title will be Executive Vice President, Marketing of the Company, (ii) Mr. Lanigan will receive an annual base salary of $225,000, which represents a decrease of $22,500 per year, and (iii) Mr. Lanigan will report directly to the Executive Chairman of the Company.
     The Company entered into a consulting agreement with Dr. Marvin Slepian, a member of the Company’s Board of Directors, dated February 27, 2009 and effective as of January 1, 2009. Pursuant to the agreement, Dr. Slepian will provide consulting services relating to basic and clinical scientific initiatives as well as development of certain scientific and educational materials. In consideration for such services, the Company will pay Dr. Slepian $50,000 for the year ended December 31, 2009. The agreement expires December 31, 2009, but may be terminated by either party upon ten days written notice.

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
Overview
     We are a California corporation, incorporated in 1989, and we primarily design, develop and distribute laser-based surgical products and disposable fiber-optic accessories for the treatment of cardiac ischemia associated with advanced cardiovascular disease through laser myocardial revascularization. This therapeutic procedure can be performed surgically as transmyocardial revascularization, or TMR. TMR is a procedure used to relieve severe angina, or chest pain, in very ill patients who are not candidates for bypass surgery or percutaneous coronary intervention. TMR is a laser-based heart treatment in which transmural channels are made in the heart muscle. Many scientific experts believe these procedures encourage new vessel formation, or angiogenesis. Typically, TMR is performed by a cardiac surgeon while the patient is under general anesthesia as an adjunctive procedure to coronary bypass, or may be performed on a stand-alone basis through a small left anterior thoracotomy incision in the chest.
     In May 1997, we received CE Mark approval for our TMR System. We have also received CE Mark approval for our minimally invasive Port Enabled Angina Relief with Laser, or PEARL, handpieces and our PHOENIX handpieces, in November 2005 and October 2006, respectively. The CE Mark allows us to commercially distribute these products within the European Union and is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In February 1999, we received approval from the U.S. Food and Drug Administration, or FDA, for the marketing of our TMR products for treatment of patients suffering from chronic, severe angina. Effective July 1999, the Centers for Medicare and Medicaid Services implemented a national coverage decision for Medicare coverage for any TMR procedure as a primary and secondary procedure. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.
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
     As of June 30, 2009, we had an accumulated deficit of $170.8 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR System laser base units, related handpieces and related services. The handpieces are a single-use product and disposable. At times we will loan lasers to hospitals and charge an additional amount over the stated list price on our handpieces in exchange for the use of the laser.
     Net revenues of $2,236,000 for the three months ended June 30, 2009 decreased $1,883,000, or 46%, when compared to net revenues of $4,119,000 for the three months ended June 30, 2008. The decrease in sales was primarily attributed to the absence of laser sales during the three month period ended June 30, 2009 as compared to laser sales of $1,580,000 for the three months ended June 30, 2008.
     For the three months ended June 30, 2009, domestic handpiece revenue decreased by $279,000, or 13%, and domestic laser revenue decreased by $1,580,000, or 100%, when compared to the three months ended June 30, 2008. In the second quarter of 2009, domestic handpiece revenue included $124,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,778,000. In the second quarter of 2008, domestic handpiece revenue included $277,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,904,000.
     International sales, accounting for less than 1% of net revenues for the three months ended June 30, 2009 decreased $36,000 from the prior year period. In addition, service and other revenue of $314,000 increased $11,000 for the three months ended June 30, 2009, when compared to $303,000 for the three months ended June 30, 2008.
     Net revenues of $5,088,000 for the six months ended June 30, 2009 decreased $2,013,000, or 28%, when compared to net revenues of $7,101,000 for the six months ended June 30, 2008. The decrease was primarily attributed to a decrease in laser sales of $1,459,000 and a decrease in handpiece sales of $635,000 as compared to the prior year period.
     For the six months ended June 30, 2009, domestic disposable handpiece revenue decreased by $661,000 and domestic laser revenue decreased by $1,436,000 compared to the six months ended June 30, 2008. Included in the domestic disposable handpiece revenue for the six months ended June 30, 2008, was $234,000 related to revenue which had been previously deferred in accordance with EITF No. 00-21 and was recognized during the period. For the six months ended June 30, 2009, domestic handpiece revenue included $235,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $3,365,000. For the six months ended June 30, 2008, domestic handpiece revenue included $471,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $3,790,000.
     International sales, accounting for approximately 2% of net revenues for the six months ended June 30, 2009, were consistent with the prior year period. In addition, service and other revenue of $630,000 increased $81,000 for the six months ended June 30, 2009, when compared to $549,000 for the six months ended June 30, 2008.
Gross Margin
     For the three months ended June 30, 2009, the gross margin percentage decreased to 83% of net revenues as compared to 86% of net revenues for the three months ended June 30, 2008. Gross profit in absolute dollars decreased by $1,684,000 to $1,845,000 for the current year second quarter as compared with $3,529,000 for the 2008 second quarter. For the six months ended June 30, 2009, the gross margin percentage decreased to 82% of net revenues as compared to 84% of net revenues for the six months ended June 30, 2008. Gross profit in absolute dollars decreased by $1,825,000 to $4,161,000 for the six months ended June 30, 2009, as compared to $5,986,000 for the six months ended June 30, 2008. The decrease in the gross margin percentage for the three months and six month periods was primarily attributed to a decrease in laser sales.

Research and Development
     Research and development expense represents expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.
     For the three months ended June 30, 2009, research and development expenditures of $346,000 increased $94,000, or 37%, when compared to $252,000 for the three months ended June 30, 2008. As a percentage of revenues, research and development expenditures were 15% during the three months ended June 30, 2009 as compared to 6% for the prior year period. For the six months ended June 30, 2009, research and development expenditures of $634,000 increased $166,000 or 35%, when compared to $468,000 for the six months ended June 30, 2008. As a percentage of revenues, research and development expenditures were 12% for the six months ended June 30, 2009 as compared to 7% for the prior year period. The dollar increase for the three and six months ended June 30, 2009 was primarily attributed to the recent submissions to the Food and Drug Administration related to the Premarket Approval Application for the PEARL 8.0 handpiece and the pre-Investigational Device Exemption to initiate a feasibility trial for the PHOENIX handpiece.
Sales and Marketing
     Sales and marketing expense represents expenses incurred in connection with the salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing and service employees and other sales, general and administrative expenses directly associated with the sales, marketing and service departments.
     For the three months ended June 30, 2009, sales and marketing expenditures of $1,272,000 decreased $523,000, or 29%, when compared to $1,795,000 for the three months ended June 30, 2008. As a percentage of revenues, sales and marketing expenditures were 57% during the three months ended June 30, 2009 as compared to 44% for the prior year period. The decrease in sales and marketing expenditures for the quarter ended June 30, 2009 as compared to the prior year period was primarily due to a $437,000 decrease in salary and other employee related expenses as a result of lower commissions. In addition, there was a $58,000 decrease in travel expenses for the three month period ended June 30, 2009 as compared to the prior year period. The increase as a percentage of revenues in sales and marketing expenditures for the three month period was primarily a result of a lower revenue base in the current period.
     For the six months ended June 30, 2009, sales and marketing expenditures of $2,741,000 decreased $581,000, or 17%, when compared to $3,322,000 for the six months ended June 30, 2008. As a percentage of revenues, sales and marketing expenditures were 54% during the three months ended June 30, 2009 as compared to 47% for the prior year period. The dollar and percentage decrease in sales and marketing expenditures for the six month period results primarily from a $427,000 decrease in salary and other employee related expenses as a result of lower commissions. In addition, there was a $109,000 decrease in travel expenses for the first six months of 2009 as compared to the prior year period.
General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the three months ended June 30, 2009, general and administrative expenditures totaled $789,000, or 35% of net revenues, as compared to $900,000, or 22% of net revenues during the three months ended June 30, 2008. This represents a decrease of $111,000, or 12%. The increase as a percentage of revenues in general and administrative expenditures was primarily a result of a smaller revenue base in the current period. For the six months ended June 30, 2009, general and administrative expenditures totaled $1,645,000, or 32% of net revenues, as compared to $1,651,000, or 23% of net revenues, for the six months ended June 30, 2008. This represents a $6,000 decrease, or less than 1%.
Liquidity and Capital Resources
     At June 30, 2009, we had cash and cash equivalents of $2,709,000 compared to $2,907,000 at December 31, 2008, a decrease of $198,000. During the six months ended June 30, 2009, we had a net loss of $904,000 and net cash used in operating activities of $271,000 primarily from a decrease in accrued liabilities offset by a decrease in accounts receivable, a decrease in prepaids and other current assets, and an increase in accounts payable.

     Cash provided by investing activities during the six months ended June 30, 2009 was $66,000 primarily due to the redemption of investments in marketable securities. Cash used in investing activities during the six months ended June 30, 2008 was $266,000 due to property and equipment and marketable securities purchases.
     We have incurred significant operating losses and as of June 30, 2009 we had an accumulated deficit of $170.8 million. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in the prior year. Currently, our primary goal is to achieve and sustain profitability at the operating level and our actions have been guided by this initiative. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been reduced or eliminated.
     We believe our cash balance as of June 30, 2009, our projected cash flows from operations and actions we have taken to reduce general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:
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

Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures at June 30, 2009 were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC, such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on May 20, 2009. The following actions were taken at this meeting and included are the tabulation of the votes:
1.	Election of Directors:

	Number of Shares
Name	For	Withheld
Raymond W. Cohen	35,221,294	6,344,153
Paul J. McCormick	35,033,307	6,532,140
Ann T. Sabahat	35,211,186	6,354,261
Marvin J. Slepian, M.D.	35,005,482	6,559,965
Gregory D. Waller	34,846,138	6,719,309
2.	Ratification of KMJ Corbin & Company LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009:

	Number of Shares
For	Against	Abstain	Broker Non Votes
40,213,533	985,833	366,081	—

Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
10.1 (1)	Employment Agreement dated as of June 24, 2009 by and between the Company and Paul McCormick.

10.2 (2)	First Amendment to Employment Agreement dated as of June 24, 2009 by and between the Company and Richard P. Lanigan.

10.3 (3)	First Amendment to Employment Agreement dated as of June 24, 2009 by and between the Company and William R. Abbott.

31.1 (4)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 (4)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 (4)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 (4)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

(4)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION
Registrant

Date: August 13, 2009	/s/ Paul J. McCormick
Paul J. McCormick
Executive Chairman
(Principal Executive Officer)

Date: August 13, 2009	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1 (1)	Employment Agreement dated as of June 24, 2009 by and between the Company and Paul McCormick.

10.2 (2)	First Amendment to Employment Agreement dated as of June 24, 2009 by and between the Company and Richard P. Lanigan.

10.3 (3)	First Amendment to Employment Agreement dated as of June 24, 2009 by and between the Company and William R. Abbott.

31.1 (4)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 (4)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 (4)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 (4)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

(4)	Filed herewith.