Form 10-Q
period 2009-09-30
Cardiogenesis Corp /CA
filed 2009-11-10
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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
(949) 420-1800
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
      As of October 30, 2009, there were 46,856,849 shares of the registrant’s common stock, no par value, outstanding.

CARDIOGENESIS CORPORATION

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed consolidated balance sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	3

Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008	4

Unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008	5

Notes to unaudited condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4(T). Controls and Procedures	18

PART II
OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20

Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,517	$2,907
Accounts receivable, net of allowance for doubtful accounts of $7 and $20, respectively	941	1,330
Inventories	984	1,164
Investments in marketable securities	—	75
Prepaids and other current assets	356	395

Total current assets	4,798	5,871
Property and equipment, net	350	382
Other assets, net	18	18

Total assets	$5,166	$6,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338	$200
Accrued liabilities	1,020	1,103
Deferred revenue	971	800
Note payable	140	—
Current portion of capital lease obligations	9	6

Total current liabilities	2,478	2,109
Capital lease obligations, less current portion	16	13

Total liabilities	2,494	2,122

Commitments and contingencies

Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,549 and 45,487 shares issued and outstanding, respectively	174,165	173,999
Accumulated deficit	(171,493)	(169,850)

Total shareholders’ equity	2,672	4,149

Total liabilities and shareholders’ equity	$5,166	$6,271

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$2,134	$2,618	$7,222	$9,719
Cost of revenues	380	474	1,307	1,589

Gross profit	1,754	2,144	5,915	8,130

Operating expenses:
Research and development	379	165	1,013	633
Sales and marketing	1,363	1,536	4,104	4,858
General and administrative	730	753	2,375	2,404

Total operating expenses	2,472	2,454	7,492	7,895

Operating income (loss)	(718)	(310)	(1,577)	235
Other income (expense):
Interest expense	(4)	(1)	(35)	(22)
Interest income	1	13	3	55
Other non-operating expense	(20)	—	(20)	—

Total other income (expense), net	(23)	12	(52)	33

Income (loss) before income taxes	(741)	(298)	(1,629)	268
Provision (benefit) for income taxes	(2)	10	14	10

Net income (loss)	$(739)	$(308)	$(1,643)	$258

Net earnings (loss) per share:
Basic	$(0.02)	$(0.01)	$(0.04)	$0.01

Diluted	$(0.02)	$(0.01)	$(0.04)	$0.01

Weighted average shares outstanding:
Basic	45,549	45,292	45,519	45,292

Diluted	45,549	45,292	45,519	45,328

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,643)	$258
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	233	219
Provision for doubtful accounts	10	21
Stock-based compensation expense	156	102
Changes in operating assets and liabilities:
Accounts receivable	379	423
Inventories	15	237
Prepaids and other current assets	197	20
Accounts payable	138	169
Accrued liabilities	(83)	(334)
Deferred revenue	171	(308)

Net cash (used in) provided by operating activities	(427)	807

Cash flows from investing activities:
Acquisition of property and equipment	(24)	(118)
Purchase of investments in marketable securities	—	(150)
Proceeds from the sale of marketable securities	75	75

Net cash provided by (used in) investing activities	51	(193)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	10	10
Payments on note payable	(18)	—
Payments on capital lease obligation	(6)	(9)

Net cash (used in) provided by financing activities	(14)	1

Net (decrease) increase in cash and cash equivalents	(390)	615
Cash and cash equivalents at beginning of period	2,907	2,824

Cash and cash equivalents at end of period	$2,517	$3,439

Supplemental schedule of cash flow information:
Interest paid	$2	$3

Taxes paid	$6	$14

Supplemental schedule of non-cash financing activities:
Financing of insurance premiums under note payable	$158	$—

Financing of property and equipment	$12	$—

Reclassification of inventories to property and equipment	$165	$15

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
2. Summary of Significant Accounting Policies:
Interim Financial Information:
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through November 10, 2009, the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has incurred significant losses and as of September 30, 2009 it had an accumulated deficit of $171.5 million. Management believes its cash balance as of September 30, 2009 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
     However, the Company may require additional financing in the future if revenues are not as expected or the Company’s costs exceed its estimates. There can be no assurance that the Company will be able to obtain additional debt or equity financing if and when needed or on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to the Company’s shareholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve consistent profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.
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
     For the three and nine months ended September 30, 2009, there were approximately 716,000 and 418,000 potentially dilutive shares, respectively. For the three months ended September 30, 2008, there were approximately 23,000 potentially dilutive shares that were related to stock options.

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
Risks and Concentrations:
     Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At September 30, 2009, no customer individually accounted for more than 10% of gross accounts receivable. At December 31, 2008, one customer individually accounted for 21% of gross accounts receivable. For the three and nine month periods ended September 30, 2009 and for the three and nine month periods ended September 30, 2008, no customer individually accounted for more than 10% of net revenues.
     As of September 30, 2009, approximately $969,000 of the Company’s cash and cash equivalents were maintained in mutual funds, and approximately $1,574,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation (the “FDIC”) deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.
     After giving effect to the increased FDIC insurance, at September 30, 2009, the Company’s uninsured cash totaled approximately $2,293,000.
     The Company outsources the manufacturing and assembly of its handpieces to a single contract manufacturer. The Company also outsources the manufacturing of its laser systems to a different single contract manufacturer.
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
     The Company at times will loan lasers to hospitals and charge an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser. In accordance with the accounting standards for leases, these arrangements are recorded as leases as they convey the right to use the lasers over the period of time the customers are purchasing handpieces. The loaned lasers are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loaned laser program. In addition, the Premium is considered contingent rent, and therefore, such amounts allocated to the lease of the laser should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.
     Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for multiple element arrangements, such as sales of lasers and handpieces, by allocating revenue for each respective element based on its relative fair value and when revenue recognition criteria for each element have been met.
     In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. Service agreements on its equipment are typically sold separately from the sale of the equipment. In accordance with the accounting standards for warranties, revenues on these service agreements are recognized ratably over the life of the agreement, typically one to three years.
Segment Disclosures:
     The Company operates in one segment. The principal market for the Company’s products is in the United States. International sales occur primarily in Europe, Canada and Asia and amounted to approximately $4,000 and $96,000 for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the Company’s international sales were $4,000 and $96,000, respectively. International sales represent approximately 1% of total sales for the three and nine months ended September 30, 2009, respectively, and approximately 1% for the three and nine months ended September 30, 2008, respectively. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.
Recent Accounting Pronouncements:
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This pronouncement is effective for periods ending after September 15,

2009. The Company has concluded that the application of this pronouncement did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.
     In December 2007, the FASB issued a pronouncement, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has concluded that the application of this pronouncement did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.
     In June 2008, the Emerging Issues Task Force of the FASB published a pronouncement to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in a FASB accounting statement. This accounting statement related to the determination of whether a free-standing equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded in earnings in each reporting period. This pronouncement is effective for years beginning after December 15, 2008 and earlier adoption is not permitted. Although this pronouncement is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company has concluded that the application of this pronouncement did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.
     In April 2009, the FASB issued pronouncements to require disclosures about fair value of financial instruments in interim and annual reporting periods. The pronouncements are effective for interim reporting periods ending after June 15, 2009, which for the Company was the second quarter of fiscal 2009. The Company has concluded that the application of the pronouncements did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.
     In April 2009, the FASB issued a pronouncement which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company has concluded that the application of this pronouncement did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.
     In June 2008, the FASB issued a pronouncement which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods in those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively and early application is not permitted. The Company has concluded that the application of this pronouncement did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.
     In September 2009, the FASB ratified a pronouncement which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This pronouncement eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. The Company expects to adopt this pronouncement on January 1, 2010 and does not expect this pronouncement to have a material impact on its consolidated financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.
3. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Raw materials	$141	$139
Work-in-process	70	70
Finished goods	773	955

Total	$984	$1,164

4. Stock-Based Compensation:
     In accordance with the accounting standards for stock-based compensation, the Company recognizes all share-based payments to employees, including grants of employee stock options and restricted stock grants, based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards with the fair value determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.
Description of Plans
     The Company’s Stock Option Plan and Director Stock Option Plan provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock on the trading day immediately prior thereto). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of September 30, 2009, the Company is authorized to issue up to an aggregate of 12,125,000 shares under these plans.
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
     The Company has treated the ESPP as a compensatory plan. During the three and nine month periods ended September 30, 2009, there were zero and 62,496 shares purchased under the ESPP, respectively. For the three and nine month periods ended September 30, 2009, the Company recognized zero and $12,000, respectively, of share-based compensation expense in relation to the ESPP as compared to approximately $7,000 and $13,000, respectively, recognized in the prior year comparative periods.

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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the nine months ended September 30, 2009 and 2008 were based on the following assumptions:

Nine Months Ended
	September 30,	September 30,
	2009	2008

Expected term	6.27 – 6.35 years	4 years
Expected volatility	97.6 – 105.51%	91.5 – 92.9%
Risk-free interest rate	1.63 – 2.84%	2.24 – 3.53%
Expected dividend yield	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

Nine Months Ended
	September 30,	September 30,
	2009	2008

Expected term	0.50 years	0.50 years
Expected volatility	104.82 – 105.51%	91.5 – 92.9%
Risk-free interest rate	1.63 – 2.03%	2.24 – 3.53%
Expected dividends	—	—
     A summary of option activity as of September 30, 2009 and changes during the nine months then ended, is presented below (in thousands except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2009	3,295	$0.66	5.7	$—
Options granted	942	$0.17	—	$—
Options exercised	—	$—	—	$—
Options forfeited/canceled	(243)	$1.06	—	$—

Options outstanding and expected to vest at September 30, 2009	3,994	$0.52	5.8	$56

Options exercisable at September 30, 2009	2,489	$0.71	3.8	$—

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock at period end. At September 30, 2009, there were no exercisable stock options that were in-the-money. During the nine months ended September 30, 2009, there were no options exercised and therefore, the aggregate intrinsic value of options exercised was zero.
     The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2009 was $0.18 and $0.14 per option, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $0.25 and $0.23 per option, respectively.
     As of September 30, 2009, there was approximately $183,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.8 years. For the three and nine month periods ended September 30, 2009, the amount of stock-based compensation expense related to stock options was approximately $31,000 and $95,000, respectively, as compared to $33,000 and $89,000, respectively, recognized in the prior year comparative periods.
     On March 31, 2009, the Company granted awards of restricted stock to each of its employees totaling approximately 1,208,000 shares. The shares vest as to 33% of the shares on the first anniversary of the grant date, 33% of the shares on the second anniversary of the grant date and 34% of the shares on the third anniversary of the grant date. In addition, in connection with Paul McCormick’s appointment to Executive Chairman, on July 1, 2009, Mr. McCormick was granted 300,000 shares of restricted stock under the Company’s Stock Option Plan. See Note 6. The restrictions on Mr. McCormick’s shares of restricted stock will lapse in equal installments upon the first and second anniversaries of the date of grant.
     For the three and nine months ended September 30, 2009, the stock-compensation related to the amortization of the related compensation cost of the restricted stock was approximately $25,000 and $49,000, respectively. Since shares of restricted stock are subject to cliff vesting and none have vested as of September 30, 2009, all shares have been excluded from the issued and outstanding shares and basic earnings per share computations. As of September 30, 2009, there was approximately $260,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted average remaining vesting period of 2.3 years.
     The following table summarizes the restricted stock activity for the nine months ended September 30, 2009 (in thousands):

September 30,
2009
Unvested Restricted Stock Outstanding at January 1, 2009	—
Granted	1,508
Forfeited	(200)
Vested	—

Unvested Restricted Stock Outstanding at September 30, 2009	1,308

     The following table summarizes stock-based compensation expense related to stock options, restricted stock and ESPP purchases under SFAS No. 123R for the three and nine months ended September 30, 2009 and 2008 which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Research and development	$4	$1	$10	$3
Sales and marketing	24	24	72	59
General and administrative	28	15	74	40

	$56	$40	$156	$102

5. Legal Matters:
     As previously reported, Cardiofocus, Inc. (“Cardiofocus”) filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against the Company and a number of other companies. In the complaint, Cardiofocus alleges that Cardiogenesis and the other defendants had previously violated patent rights of three (3) patents allegedly held by Cardiofocus. All of the asserted patents have now expired.
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
     Because the reexamination requests were granted and substantial new issues of patentability raised, Cardiogenesis, along with other named defendants, moved to stay the litigation until the reexamination of Cardiofocus’ asserted patents is completed. On October 14, 2008, an order was issued by the court staying the present litigation for one year or until the reexamination is completed, which ever occurs sooner. So far, the USPTO has concluded that: (a) all asserted claims of Cardiofocus’ U.S. Patent No. 6,159,203 (the “’203 Patent”) are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 (the “’780 Patent”) are unpatentable; and (c) all asserted claims of U.S. Patent No. 5,843,073 (the “’073 Patent”) are unpatentable. Because of the progress made thus far via reexamination, Cardiogenesis and the other defendants have jointly filed a motion with the court for a further extension of the stay, for a period not to exceed one additional year, based upon good cause shown by the defendants.
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
     In December 2004, we received FDA approval for the Solargen 2100s laser system, the advanced laser console for TMR. In addition, in November 2007 we received FDA approval for the PEARL 5.0 robotic handpiece delivery system, which is designed for delivering TMR therapy with surgical robotic systems. We have submitted the Pre-Market Approval (PMA) Supplement for the PEARL 8.0 thoracoscopic handpiece delivery system and have submitted a pre-Investigational Device Exemption (IDE) for the PHOENIX handpiece.
     As of September 30, 2009, we had an accumulated deficit of $171.5 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
Net Revenues
     We generate our revenues primarily through the sale of our TMR System laser base units, related handpieces and related services. The handpieces are a single-use product and disposable. At times we will loan lasers to hospitals and charge an additional amount over the stated list price on our handpieces in exchange for the use of the laser.
     Net revenues of $2,134,000 for the three months ended September 30, 2009 decreased $484,000, or 18%, when compared to net revenues of $2,618,000 for the three months ended September 30, 2008. The decrease in sales was primarily attributed to the absence of laser sales during the three month period ended September 30, 2009 as compared to laser sales of $373,000 for the three months ended September 30, 2008.
     For the three months ended September 30, 2009, domestic handpiece revenue decreased by $151,000, or 8%, and domestic laser revenue decreased by $373,000, or 100%, when compared to the three months ended September 30, 2008. In the third quarter of 2009, domestic handpiece revenue included $126,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,701,000. In the third quarter of 2008, domestic handpiece revenue included $154,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $1,824,000.
     International sales, accounting for less than 1% of net revenues for the three months ended September 30, 2009, were consistent with the prior year period. In addition, service and other revenue of $303,000 increased $40,000 for the three months ended September 30, 2009, when compared to $263,000 for the three months ended September 30, 2008.
     Net revenues of $7,222,000 for the nine months ended September 30, 2009 decreased $2,497,000, or 26%, when compared to net revenues of $9,719,000 for the nine months ended September 30, 2008. The decrease was primarily attributed to a decrease in laser sales of $1,832,000 and a decrease in handpiece sales of $786,000 as compared to the prior year period.
     For the nine months ended September 30, 2009, domestic disposable handpiece revenue decreased by $811,000 and domestic laser revenue decreased by $1,809,000 compared to the nine months ended September 30, 2008. Included in the domestic disposable handpiece revenue for the nine months ended September 30, 2008, was $234,000 related to revenue which had been previously deferred in accordance with revenue recognition accounting standards and was recognized during the period. For the nine months ended September 30, 2009, domestic handpiece revenue included $361,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $5,067,000. For the nine months ended September 30, 2008, domestic handpiece revenue included $625,000 in sales of product to customers operating under our loaned laser program. Sales of handpieces to customers not operating under the loaned laser program were $5,614,000.
     International sales, accounting for approximately 1% of net revenues for the nine months ended September 30, 2009, were consistent with the prior year period. In addition, service and other revenue of $933,000 increased $121,000 for the nine months ended September 30, 2009, when compared to $812,000 for the nine months ended September 30, 2008.
Gross Margin
     For the three months ended September 30, 2009, the gross margin percentage of 82% of net revenues was consistent with the prior year period. Gross profit in absolute dollars decreased by $390,000 to $1,754,000 for the current year third quarter as compared with $2,144,000 for the 2008 third quarter. For the nine months ended September 30, 2009, the gross margin percentage decreased to 82% of net revenues as compared to 84% of net revenues for the nine months ended September 30, 2008. Gross profit in absolute dollars decreased by $2,215,000 to $5,915,000 for the nine months ended September 30, 2009, as compared to $8,130,000 for the nine months ended September 30, 2008. The decrease in the gross margin percentage for the three months and nine month periods was primarily attributed to a decrease in laser sales.
Research and Development
     Research and development expense represents expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.
     For the three months ended September 30, 2009, research and development expenditures of $379,000 increased $214,000, or 130%, when compared to $165,000 for the three months ended September 30, 2008. As a percentage of revenues, research and development expenditures were 18% during the three months ended September 30, 2009 as compared to 6% for the prior year period. For the nine months ended September 30, 2009, research and development expenditures of $1,013,000 increased $380,000 or 60%, when compared to $633,000 for the nine months ended September 30, 2008. As a percentage of revenues, research and development expenditures were 14% for the nine months ended September 30, 2009 as compared to 7% for the prior year period. The dollar increase for the nine months ended September 30, 2009 was primarily attributed to the recent submissions and follow-up to the Food and Drug Administration related to the PMA Application for the PEARL 8.0 handpiece and the pre-IDE to initiate a feasibility trial for the PHOENIX handpiece. The dollar increase for the three months ended September 30, 2009 was primarily attributed to the submission and follow-up related to the pre-IDE for the PHOENIX handpiece
Sales and Marketing
     Sales and marketing expense represents expenses incurred in connection with the salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing and service employees and other sales, general and administrative expenses directly associated with the sales, marketing and service departments.
     For the three months ended September 30, 2009, sales and marketing expenditures of $1,363,000 decreased $173,000, or 11%, when compared to $1,536,000 for the three months ended September 30, 2008. As a percentage of revenues, sales and marketing expenditures were 64% during the three months ended September 30, 2009 as compared to 59% for the prior year period. The decrease in sales and marketing expenditures for the quarter ended September 30, 2009 as compared to the prior year period was primarily due to a $132,000 decrease in salary and other employee related expenses as a result of lower commissions. In addition, there was a $41,000 decrease in travel expenses for the three month period ended September 30, 2009 as compared to the prior year period. The increase as a percentage of revenues in sales and marketing expenditures for the three month period was primarily a result of a lower revenue base in the current period.

     For the nine months ended September 30, 2009, sales and marketing expenditures of $4,104,000 decreased $754,000, or 16%, when compared to $4,858,000 for the nine months ended September 30, 2008. As a percentage of revenues, sales and marketing expenditures were 57% during the nine months ended September 30, 2009 as compared to 50% for the prior year period. The dollar and percentage decrease in sales and marketing expenditures for the nine month period results primarily from a $550,000 decrease in salary and other employee related expenses as a result of lower commissions. In addition, there was a $151,000 decrease in travel expenses for the first nine months of 2009 as compared to the prior year period.
General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the three months ended September 30, 2009, general and administrative expenditures totaled $730,000, or 34% of net revenues, as compared to $753,000, or 29% of net revenues during the three months ended September 30, 2008. This represents a decrease of $23,000, or 3%. The increase as a percentage of revenues in general and administrative expenditures was primarily a result of a smaller revenue base in the current period. For the nine months ended September 30, 2009, general and administrative expenditures totaled $2,375,000, or 33% of net revenues, as compared to $2,404,000, or 25% of net revenues, for the nine months ended September 30, 2008. This represents a $29,000 decrease, or approximately 1%.
Liquidity and Capital Resources
     At September 30, 2009, we had cash and cash equivalents of $2,517,000 compared to $2,907,000 at December 31, 2008, a decrease of $390,000. During the nine months ended September 30, 2009, we had a net loss of $1,643,000 and net cash used in operating activities of $427,000 primarily from a decrease in accounts receivable as a result of the decrease in revenues and an increase in accounts payable.
     Cash provided by investing activities during the nine months ended September 30, 2009 was $51,000 primarily due to the redemption of investments in marketable securities. Cash used in investing activities during the nine months ended September 30, 2008 was $193,000 due to the purchase of marketable securities and property and equipment purchases.
     We have incurred significant operating losses and as of September 30, 2009 we had an accumulated deficit of $171.5 million. Our ability to maintain current operations is dependent upon maintaining our sales at least at the same levels achieved in the prior year. Currently, our primary goal is to achieve and sustain profitability at the operating level and our actions have been guided by this initiative. Our focus is upon core and critical activities, thus operating expenses that are nonessential to our core operations have been reduced or eliminated.
     We believe our cash balance as of September 30, 2009, our projected cash flows from operations and actions we have taken to reduce general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:
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
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures at September 30, 2009 were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC, such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
31.1 (1)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: November 10, 2009	/s/ Paul J. McCormick
Paul J. McCormick
Executive Chairman (Principal Executive Officer)

Date: November 10, 2009	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1 (1)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Filed herewith.