Form 10-K
period 2009-12-31
Cardiogenesis Corp /CA
filed 2010-03-12
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-28288

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
Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $6,776,242.

As of February 26, 2010, there were 46,804,849 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Part III of this Form 10-K are incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-K as they relate to us or our management, we are intending to identify forward-looking information statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, assumptions, and uncertainties. The statements contained herein that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements include information contained in this Form 10-K regarding pending legal proceedings and the results thereof as well as any statements regarding our future product development, governmental or other regulatory approval prospects and related matters. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” below.

References in this Annual Report on Form 10-K to “Cardiogenesis”, “we”, “our”, “us”, or the “Company” refer to Cardiogenesis® Corporation. We obtained the market data and industry information contained in this Annual Report on Form 10-K from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe this information is reliable, we have not independently verified such information, and as such, we do not make any representation as to its accuracy.

Item 1.	Business.

Overview

We develop and market surgical products for the treatment of refractory angina in patients with chronic cardiac ischemia caused by coronary artery disease (CAD) which remains a leading cause of death for persons over the age of 65. Medical management, percutaneous coronary interventions (PCI) such as stents, and coronary artery bypass grafting (CABG) remain the conventional therapies for the treatment of refractory angina. Yet CAD is a progressive disease and with an aging population having greater longevity, a significant number of these patients can outlive the effectiveness of conventional therapies. It is estimated that in the United States 100,000-200,000 symptomatic patients are diagnosed each year with refractory angina but are not candidates for PCI or CABG. In addition, it is estimated that more than 10% of CABG cases result in Incomplete Revascularization (IR), the inability to surgically implant a graft to an area of the myocardium, due to small, diseased or calcified target vessels. IR, either by PCI or by CABG, has been shown to result in a higher rate of cardiac events compared to more complete revascularization.

Our products are used to create transmural laser channels into the myocardium, commonly referred to as transmyocardial revascularization (TMR), which has proven effective in reducing symptoms in patients with refractory angina compared to optimal medical management. While our products can be employed as a minimally invasive standalone therapy, they are most often used in conjunction with coronary bypass surgery to treat incomplete revascularization, utilizing the technology in areas of myocardium not amenable to coronary bypass. We believe the clinical effect of transmural laser channeling can be further enhanced by the intramyocardial injection of stem cells. As such, we are developing proprietary catheter-based systems for the delivery of biologics, such as stem cells, as an adjunctive therapy. Our PHOENIXtm Combination Delivery System is the first device developed for this purpose.

In December 2009, we filed an IDE to obtain U.S. Food and Drug Administration (FDA) approval to begin a clinical trial for our PHOENIX Combination Delivery System.

While almost all of our revenue is derived from sales of our products in the United States, we have both FDA and CE mark approvals for our products.

Industry Background

According to the American Heart Association, or the AHA, cardiovascular disease is the leading cause of death and disability in the United States. CAD is the principal form of heart disease and is characterized by a progressive narrowing of the coronary arteries, which are arteries that supply blood to the heart. This narrowing process is usually caused by atherosclerosis, which is the buildup of fatty deposits, or plaque, on the inner lining of the arteries. CAD reduces the available supply of oxygenated blood to the heart muscle, potentially resulting in severe chest pain known as angina, as well as damage to the heart. Typically, the condition worsens over time and often leads to heart attack and/or death.

Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class 1, in which angina pain results only from strenuous exertion, to the most severe, Class 4, in which the patient (i) is unable to engage in any physical activity without angina and (ii) may experience angina even at rest. Currently, the AHA estimates that approximately 9.8 million Americans experience angina symptoms.

The primary therapeutic options for treatment of CAD are: (i) drug therapy, (ii) PCI, and (iii) CABG. Each of these approaches is designed to increase blood flow through the coronary arteries to the heart.

Drug therapy may be effective for mild cases of CAD and angina either through medical effects on the arteries that improve blood flow without reducing the amount of plaque or by decreasing the rate of formation of additional plaque (e.g., by reducing blood levels of cholesterol). Because of the progressive nature of the disease, however, many patients with angina ultimately undergo either PCI or CABG.

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

CABG is surgical procedure developed in the 1960s in which conduit blood vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries so that blood can bypass the blockage. CABG typically requires the use of a heart-lung bypass machine to render the heart inactive, which allows the surgeon to operate on a still, relatively bloodless heart, and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of CAD or those who have previously failed to receive adequate relief from their symptoms through the use of PCI. Many bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery is possible, but is made more difficult because of scar tissue and adhesions that typically form as a result of the first operation. Moreover, for many patients CABG is inadvisable for various reasons, including the severity of the patient’s overall condition, the extent of CAD and the small size of the blocked arteries.

The TMR Procedure

TMR is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create transmural channels through the myocardium. TMR can be performed as an adjunct to CABG or as minimally invasive sole therapy; through a small incision between the ribs or in conjunction with the da Vinci® Surgical System. The surgeon uses a flexible, fiberoptic hand-piece to deliver precise bursts of Holmium:YAG laser energy directly to an area of ischemic myocardium. The surgeon can position and stabilize the laser fiber on the epicardial surface. It takes approximately 6-10 pulses to transverse the myocardium and create channels one-millimeter in diameter. During a typical procedure, approximately 20-35 channels are made in the heart muscle. The outside punctures seal over with little blood loss. According to research and clinical studies, these channels promote the growth of new blood vessels or angiogenesis over time. That, in turn, provides the damaged heart tissue a better supply of blood and oxygen. Angina usually subsides with improved oxygen supply to the damaged areas of heart muscle. TMR offers cardiac patients who have regions of ischemia not amenable to PCI or CABG a means to alleviate their symptoms and improve their quality of life.

Our Strategy

Our objective is to become a recognized leader in providing clinically effective therapies for chronic cardiac ischemia. Our strategies to achieve this objective are as follows:

•	Expand the Market for our Products. We are seeking to expand market awareness and acceptance of our FDA approved products among opinion leaders in the field of cardiovascular medicine, including cardiologists, and the referring physician community. Our strategy includes a thoughtful expansion of our direct sales force combined with development of key opinion leaders in the cardiothoracic and cardiology specialties.

•	Add Innovative New Technology to our Current Product Offering. Our focus is to add innovative new tools to help address ischemia associated with advanced cardiovascular disease. We are committed to expanding our TMR product offering with new product initiatives including our minimally invasive PEARLtm 5.0 handpiece and PEARL 8.0 handpiece.

•	Develop Proprietary Catheters to Incorporate the Delivery of Biologics and Stem Cells. There is a tremendous enthusiasm on the use of stem cells as a novel treatment for heart disease. In particular, treatment with stem cells offers the possibility of reversing and repairing damaged myocardium resulting in improved cardiac function and clinical outcomes. Our PHOENIX handpiece combines the application of TMR with the intramyocardial delivery of biologic or pharmacologic therapeutic agents. The focus for us will be in proprietary delivery systems as opposed to development of specific biologic agents.

•	Leverage Proprietary Technology. We believe that our significant expertise in laser and surgical based systems for the treatment of ischemia related to advanced cardiovascular disease and the proprietary technologies we have developed are important factors in our efforts to demonstrate the safety and effectiveness of our procedures. We currently have multiple U.S. patent applications pending relating to various aspects of cardiovascular related devices and therapies, and we intend to develop additional proprietary technologies and maintain multiple U.S. and foreign patents.

Our Products and Technology

Our TMR System

Our TMR System consists of a laser console and a line of fiber-optic handpieces. Each handpiece utilizes an optical fiber assembly to deliver laser energy from the source laser base unit to its distal tip. Our Holmium: YAG lasers utilize a solid state crystal to generate a 2.1 micron wavelength laser light by photoelectric excitation of a solid state holmium crystal. The flexible fiberoptic assembly used to deliver the laser energy to the patient enables direct access to all potential target regions of the heart.

Our TMR System is approved for treatment of stable patients with: (i) angina refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and (ii) a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.

Solargen 2100s Console.  Our Solargen 2100s Console implements advanced electronic and cooling system technology to greatly reduce the size and weight of the unit, while providing 110V power capability. The Solargen 2100s replaced our TMR 2000, which was the original laser system used for TMR. While there are still TMR 2000’s in service, we have notified our existing customers that we can no longer guarantee support of this model due to limited availability of key system components. The Solargen 2100s was approved by the FDA in December 2004 and received a CE mark in May 2005.

Sologrip® III.  Our single use Sologrip III handpiece contains multiple, fine fiber-optic strands in a one millimeter diameter bundle. The flexible fiber optic delivery system combined with the ergonomic handpiece provides access for treating all regions of the left ventricle. The Sologrip III handpiece fiber-optic delivery system has an easy to install connector that screws into the laser base unit, and the device is pre-calibrated in the factory so it requires no special preparation. The Sologrip III handpiece received FDA approval in February 1999 and received a CE mark in May 1997.

PEARL 5.0.  Our minimally invasive Port Enabled Angina Relief with Laser (PEARL) 5.0 handpiece has been designed and is compatible for use with Intuitive Surgical’s da Vinci Surgical System. The PEARL 5.0 handpiece received FDA approval in November 2007 and received a CE mark in November 2005

New Product Pipeline

PEARL 8.0.  The PEARL 8.0 handpiece received a CE mark in November 2005, and is part of an FDA approved investigational device exemption, or IDE, study that is underway to validate the safety and feasibility of utilizing a thoracoscopic technique for TMR. The trial is a single arm consecutive series, or open label, validation study of the advanced port access delivery system.

PHOENIX.  The PHOENIX handpiece is an advanced delivery system that combines the delivery of our Holmium: YAG TMR therapy with targeted and precise delivery of biologic or pharmacologic agents to optimize the overall physiologic and clinical response. The PHOENIX handpiece received a CE mark in October 2006. Within this advanced combination delivery system, the pulsed Holmium: YAG energy delivered through our proprietary fiberoptic system stimulates the tissue surrounding the TMR channel with thermoacoustic energy. At the time of surgery this initiates the body’s own angiogenic response in the border zone surrounding the channels. Early clinical experience has indicated the feasibility of delivery of biologics or pharmacologic materials to this stimulated tissue. We are currently performing basic research and supporting the initial clinical experience with the PHOENIX handpiece outside the United States to gain additional safety and efficacy data to support our domestic regulatory and commercialization strategy. We submitted an IDE application in December 2009, to begin a U.S. clinical trial for the PHOENIX handpiece. We believe that, if approved, the PHOENIX handpiece will be the core product to enable us to achieve our desired future growth.

Sales and Marketing

We sell our products in the United States through our direct sales force. As of December 31, 2009, we had 13 sales representatives. We believe that our ability to generate sales depends on the level of sales force interaction with customers and on the geographic coverage of our sales force. We are a smaller company and therefore, are faced with challenges in recruiting and retaining qualified sales personnel.

We believe the key to driving our sales growth is the continued acceptance of TMR by cardiac surgeons as a viable treatment alternative. We promote market awareness of our approved surgical products among key opinion leaders in the cardiovascular field and are recruiting physicians and hospitals to use our TMR products. We work closely with our clinical practitioners and scientific experts in advancing the clinical and scientific understanding and awareness through ongoing clinical and basic research initiatives. We also sponsor educational symposia in conjunction with major society events to educate and inform attendees on the latest developments with our technology and applications.

In addition to sales of laser consoles to hospitals, we offer a range of leasing and financial options to our prospective customers.

We continue to assist physicians in acquiring the expertise necessary to utilize our products, including the PEARL 5.0 handpiece. Over 1,900 cardiothoracic surgeons and fellows have been trained on our TMR System.

Internationally, we may sell our products through distributors and agents but have no current commercial initiatives outside of the United States.

Research and Development

We believe that focusing our research and development efforts is essential to our ability to stimulate growth and maintain our market leadership position. Our ongoing research and product development efforts are focused on the development of new and enhanced lasers and fiber-optic handpieces. The IDE study for the PEARL 8.0 handpiece is ongoing. We also developed and validated our initial PHOENIX handpiece and have supported initial clinical cases outside the United States that are implementing this advanced technology. For the years ended December 31, 2009 and 2008, we incurred research and development expenses of $1,331,000 and $904,000, respectively.

We believe our future success will depend upon the success of our research and development programs. Our research and product development initiatives are supported by in-house research and development personnel, as well as third-party research and development providers. There can be no assurance that we will realize a financial benefit from these efforts, or that products or technologies developed by others will not render our products or technologies obsolete or non-competitive.

Clinical Trials

Clinical trials are almost always required to support a Pre Market Approval (PMA) application and are sometimes required for a 510(k) premarket notification. In the United States, these trials require submission of an application for an IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy and financial disclosure by clinical investigators. A clinical trial may be suspended by the FDA or the investigational review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain clearance or approval of one of our products. Similarly, in the European Union, the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the competent authority in the applicable country.

We currently have two ongoing clinical trials. The first is an FDA required post approval study of TMR to provide further information on the 30-day postoperative mortality predictors, effectiveness as a function of operator experience, and the disease characteristics of the population being treated. We are required to enroll 500 patients in this study. As of December 31, 2009, we had enrolled 357 patients. Our second ongoing clinical trial is the PEARL 8.0 handpiece study, or the PEARL 8.0 Study, which is a prospective, multicenter, single arm study of the feasibility and safety of thoracoscopic TMR using our PEARL 8.0 handpiece in patients with stable, medically refractory, severe angina who are not candidates for CABG or PCI. We have completed enrollment of 33 patients and have submitted our PMA supplement to the FDA.

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

Competition

The medical device industry is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Our products also compete with other methods for the treatment of cardiovascular disease, including drug therapy, PCI, CABG, and Enhanced External Counterpulsation. Currently, we believe our only direct competitive technology is manufactured by PLC Medical Systems, Inc. However, other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies may have significantly greater financial, research and development, marketing and other resources than we do.

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

Our TMR System and any other product developed by us that gains regulatory approval will face competition for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. The relative pace at which we can develop products, complete clinical testing, achieve regulatory approval, gain reimbursement acceptance and supply commercial quantities of the product to the market, are important competitive factors. We may not be able to compete successfully in the event a competitor is able to obtain a PMA for its products prior to our doing so. Further, we may not be able to compete successfully against current and future competitors even if we obtain a PMA prior to our competitors.

We believe that the factors which will be critical to effectively compete in our market include:

•	the timing of receipt of requisite regulatory approvals,

•	favorable reimbursement for the procedure,

•	efficacy and ease of use of our TMR products and applications,

•	breadth of product line, system reliability,

•	brand name recognition, and

•	effectiveness of distribution channels and cost of capital equipment and disposable devices.

Government Regulation

United States

Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease with TMR are considered medical devices, and as such are subject to regulation in the United States by the FDA and outside the United States by comparable international regulatory agencies. Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior PMA from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose a lower risk are placed in either class I or II, which in many cases requires the manufacturer to submit to the FDA a pre-market notification or 510(k) submission requesting permission for commercial distribution. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable, or those deemed not substantially equivalent to a legally marketable device, are placed in class III, and require a PMA. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. All of our current devices require the rigorous PMA process for approval to market the product in the United States.

To obtain a PMA for a medical device, we must file a PMA application that includes clinical data and the results of preclinical and other testing sufficient to show that there is a reasonable assurance of safety and efficacy of the product for its intended use. To begin a clinical study, an IDE must be obtained and the study must be conducted in accordance with FDA regulations. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA clears the IDE application, human clinical trials may begin. The results obtained from these trials are accumulated and, if satisfactory, are submitted to the FDA in support of a PMA application. In addition to the results of clinical trials, the PMA application must include other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. By law, the FDA has 180 days to review a PMA application. While the FDA has responded to PMA applications within the allotted time frame, reviews more often occur over a significantly longer period and may include requests for additional information or extensive additional clinical trials. There can be no assurance that we will not be required to conduct additional trials which may result in substantial costs and delays, nor can there be any assurance that a PMA will be obtained for each product in a timely manner, if at all. In addition, changes in existing regulations or the adoption of new regulations or policies could prevent or delay regulatory approval of our products. Furthermore, even if a PMA is granted subsequent modifications of the approved device or the manufacturing process may require a supplemental PMA or the submission of a new PMA which could require substantial additional clinical efficacy data and FDA review. After the FDA accepts a PMA application for filing, and after FDA review of the application, a public meeting is frequently held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a “favorable” or “unfavorable” recommendation to the FDA or recommends approval with conditions which, subsequently, is issued as a “conditional approval” or “an approvable” letter by the FDA. Although the FDA is not bound by the panel’s recommendations, it tends to give such recommendations significant weight.

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

Fraud and Abuse

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the “safe harbors,” which began in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Patents and Proprietary Rights

Our success depends, in part, on our ability to obtain patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business, as well as collaborate with, and license technology from, academic institutions. We currently own or license four U.S. pending patent applications and 50 U.S. and foreign issued patents, and 13 trademarks. Our patents, patent applications or trademarks may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property while also maintaining a defensive, strategic patent position. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Our patent rights will also eventually expire, as will those of our competitors, which will thus allow others to exploit certain intellectual property that is currently proprietary.

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

We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We also believe that the escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. Third party reimbursement and coverage may not be available or adequate in United States or foreign markets. Current levels of reimbursement may be decreased in the future and future legislation, regulation, or reimbursement policies of third party payors may reduce the demand for our products or our ability to sell our products on a profitable basis. Fundamental reforms in the healthcare industry in the United States and Europe that could affect the availability of third party reimbursement continue to be proposed, and we cannot predict the timing or effect of any such proposal. If third party payor coverage or reimbursement is unavailable or inadequate, our business may suffer.

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

Employees

As of December 31, 2009 we had 34 full-time employees, of which 20 employees were in sales and marketing, 10 are in general and administrative, and 4 in research and development. None of our employees are covered by a collective bargaining agreement and we have not experienced any work stoppages to date. We consider our relations with our employees to be good.

Executive Officers

The following gives certain information regarding our executive officers and significant employees as of March 1, 2010:

Name	Age	Position

Paul J. McCormick	56	Executive Chairman
William R. Abbott	53	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Richard P. Lanigan	50	Executive Vice President, Marketing

Paul J. McCormick was named Executive Chairman of the Board of Directors and principal executive officer of Cardiogenesis in July 2009. He was appointed to our Board of Directors in April 2007. Mr. McCormick currently serves on the board of directors of Endologix, Inc., Cambridge Heart Inc., both reporting companies under the Exchange Act, as well as Cianna Medical, Inc. a privately-held medical device company. Mr. McCormick joined Endologix, a developer and manufacturer of minimally invasive treatments for cardiovascular disease, in January 1998. He served as President and Chief Executive Officer of Endologix, Inc., from May 2002 until May 2008. Previously, he held various management positions at Progressive Angioplasty Systems, Heart Technology, Trimedyne Inc., and U.S. Surgical Corporation. Mr. McCormick holds a Bachelor of Arts degree in economics from Northwestern University.

William R. Abbott joined us as Senior Vice President, Chief Financial Officer, Secretary and Treasurer in May 2006. From 1997 to 2005, Mr. Abbott served in several financial management positions at Newport Corporation, most recently as Vice President of Finance and Treasurer. Prior to that, Mr. Abbott served as Vice President and Corporate Controller of Amcor Sunclipse North America, Director of Financial Planning for the Western Division of Coca-Cola Enterprises, Inc. and Controller of McKesson Water Products Company. Mr. Abbott also spent six years in management positions at PepsiCo, Inc. after beginning his career with PricewaterhouseCoopers, LLP. Mr. Abbott has a Bachelor of Science degree in accounting from Fairfield University and a Masters in Business Administration degree from Pepperdine University.

Richard P. Lanigan has been our Executive Vice President, Marketing since July 2009. From 1997 to July 2009, Mr. Lanigan served in a variety of different capacities with us, including President, Senior Vice President of Operations, Senior Vice President of Marketing and Vice President of Government Affairs and Business Development. Prior to that, Mr. Lanigan served in various positions with Stryker Endoscopy and Raychem Corporation. Mr. Lanigan served in the United States Navy where he completed six years of service as Lieutenant in the Supply Corps. Mr. Lanigan has a Bachelor of Business Administration from the University of Notre Dame and a Masters of Science in Systems Management from the University of Southern California.

General Information

We were incorporated in California in 1989. Our corporate headquarters are located at 11 Musick, Irvine, California, 92618, and our telephone number is (949) 420-1800.

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

Historically, we have incurred significant net operating losses. We had a net loss of $1,234,000 in the year ended December 31, 2009. As of December 31, 2009 we had an accumulated deficit of approximately $171.1 million. We will have a continuing need for new infusions of cash if we incur losses or fail to generate sufficient cash from operations in the future. We plan to attempt to increase our revenues through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful, or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues and it may be necessary to significantly reduce our operations or obtain additional debt or equity financing. If we are required to significantly reduce our operations, our business will be harmed.

Changes in our business, financial performance or the market for our products and our planned clinical trials in support of our PHOENIX handpiece may require us to seek additional sources of financing, which could include short-term debt, long-term debt or equity. Although in the past we have been successful in obtaining financing, the current economic environment has made it very difficult for companies to obtain financing on commercially reasonable terms, or at all. If we are unable to obtain such financing, we may have to scale back our operations. Even if we obtain such financing, it may restrict our business operations, in the case of debt financing, or cause substantial dilution to our stockholders, in the case of equity financing.

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

We currently derive over 99% of our revenues from our TMR System. The FDA has approved this product for sale and use by physicians in the United States. At the request of the FDA, we are currently conducting post-market surveillance of our TMR System. If we should fail to meet the requirements mandated by the FDA or fail to complete our post-market surveillance study in an acceptable time period, the FDA could withdraw its approval for the sale and use of our TMR System by physicians in the United States. Additionally, although we are not aware of any safety concerns during our on-going post-market surveillance of our TMR System, if concerns over the safety of our TMR System were to arise, the FDA could restrict the currently-approved uses of our TMR System. In the future, if the FDA were to withdraw its approval or restrict the range of uses for which our TMR System can be used by physicians in the United States, such as restricting TMR’s use with the coronary artery bypass grafting procedure, either outcome could lead to reduced or no sales of our TMR product in the United States and our business could be materially and adversely affected.

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

The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended February 26, 2010, the closing prices of our common stock as reported on the Pink Sheets ranged from a high of $0.34 per share to a low of $0.08 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

As of December 31, 2009, we had 5,863,000 shares reserved for exercise of outstanding options and warrants. If our shareholders sell substantial amounts of our common stock, including shares issuable upon exercise of options or warrants in the public market, the market price of our common stock could decline. If these sales were to occur, we may also find it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate and desirable.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These principles are subject to interpretation by the Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. To the extent that such interpretations or changes in policies negatively impact our reported financial results, our results of stock price could be adversely affected.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Commission, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year beginning in fiscal 2007. Section 404 may also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

As previously reported, CardioFocus, Inc. filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against us and a number of other companies. In the complaint, CardioFocus alleges that we and the other defendants have violated patent rights allegedly held by CardioFocus.

On June 13, 2008, we filed requests for re-examination of the patents being asserted against us with the United States Patent and Trademark Office and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the United States Patent and Trademark Office granted our re-examination requests. Re-examination requests filed by other named defendants were also granted. So far, the USPTO has concluded that: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203 (the “’203 Patent”) are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 (the “’780 Patent”) are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073 (the “’073 Patent”) are unpatentable. However, three claims being asserted by CardioFocus against us, namely, Claim 2 of the ’780 Patent and Claims 2 and 7 of the ’073 Patent have been confirmed by the USPTO.

Based on a motion filed by the defendants, including us, on October 14, 2008, an Order was issued by the Court staying the present litigation for one (1) year or until the re-examination is completed, which ever occurs sooner. After one year, if the re-examination continues, the Court will consider further extensions of the stay, for a period not to exceed one additional year, upon good cause shown by the defendants.

In October 2009, we, along with the other named defendants, requested the Court to continue the stay in effect in this action. CardioFocus had opposed our motion and has asked the Court to lift the stay based on the claims that were confirmed in connection with the re-examination of the ’073 Patent. Thus far, the Court has not taken any action in connection with defendants’ request to continue the stay nor CardioFocus’ opposition thereto.

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2009.

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

2008	High	Low

First Quarter	$0.43	$0.28
Second Quarter	$0.36	$0.23
Third Quarter	$0.38	$0.21
Fourth Quarter	$0.31	$0.11

2009	High	Low

First Quarter	$0.34	$0.08
Second Quarter	$0.24	$0.16
Third Quarter	$0.22	$0.15
Fourth Quarter	$0.25	$0.13

Holders of Common Stock

As of February 26, 2010, shares of our common stock were held by 243 shareholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, for general corporate purposes.

Equity Compensation Plan

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

	(a)	(b)	(c)	(d)
Number of Securities
Remaining Available for
Issuance Under Equity
	Number of Securities		Compensation Plans
	to be Issued	Weighted Average	(Excluding	Total of Securities
	Upon Exercise of	Exercise Price of	Securities Reflected in	Reflected in Columns
Plan Category	Outstanding Options	Outstanding Options	Column (a))	(a) and (c)

Equity compensation plans approved by security holders(1)	3,222,634	$0.49	5,087,848	8,310,482

(1)	Consists of: (i) the Stock Option Plan and the Director Stock Option Plan and (ii) the Employee Stock Purchase Plan. The Board of Directors suspended the Employee Stock Purchase Plan effective May 15, 2009. There are currently no shares available for issuance under the Employee Stock Purchase Plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed in “Risk Factors” in Part I, Item 1A. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. Except as may be required by applicable law, we assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements. The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We design, develop and distribute laser-based surgical products and disposable fiber-optic accessories for the treatment of cardiac ischemia associated with advanced cardiovascular disease through laser myocardial revascularization. This therapeutic procedure can be performed surgically as TMR. TMR is a laser-based heart treatment in which transmural channels are made in the heart muscle. Many experts believe the mechanism of action for the relief of symptoms is a combination of denervation and angiogenesis.

We have received both FDA approval and a CE mark for our products. Almost all of our revenue is derived from sales of our TMR System in the United States where we began commercial distribution in February 1999. Effective July 1999, the Centers for Medicare and Medicaid Services, or CMS, formerly known as the Health Care Financial Administration, implemented a national coverage decision for Medicare coverage for any TMR procedure as a primary and secondary procedure. As a result, hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.

We sell our products through a direct sales force, which consisted of 13 sales representatives as of December 31, 2009. We generated the majority of our revenue from sales of our laser consoles and our disposable handpiece units. Due to the current economic slowdown and the reluctance of many customers to make investments in additional capital equipment, sales of our laser consoles have decreased from historic levels. As a result of these and other factors, we refocused our sales strategy in 2009 to emphasize sales of our handpieces, particularly to focus on increasing penetration of accounts with previously installed laser consoles. In combination with the emphasis on sales of handpieces, we have also become more active in conducting and sponsoring professional seminars to educate cardiac surgeons, as well as cardiologists that refer patients to the cardiac surgeon for treatment. Cardiologists are the gatekeepers for patients with cardiac disease and must be updated on the data and clinical benefits of TMR. We believe this refocused strategy will be effective in growing our revenue over the long term.

In addition, we continue our research and development activities in an effort to develop new technologies for the treatment of cardiac ischemia. We submitted an IDE application in December 2009, to begin a U.S. clinical trial for the PHOENIX handpiece a product that combines TMR as tissue stimulation combined with the intramyocardial delivery of biologics or stem cells. We are currently investing resources to support our domestic strategy. We believe that, if the PHOENIX handpiece can ultimately obtain FDA marketing approval it will be the core product to enable us to achieve our desired future growth.

As of December 31, 2009, we had an accumulated deficit of approximately $171.1 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues

We generate our revenues primarily through the sale of our laser consoles and handpieces, which are the components of our TMR System, and related services. In addition, we loan our laser consoles to hospitals in accordance with our loaned laser programs. Under certain loaned laser programs we charge the customer an additional amount over the stated list price on our handpieces in exchange for the use of the laser console or we collect an upfront deposit that can be applied towards the purchase of a laser console.

Net revenues of $10,354,000 for the year ended December 31, 2009 decreased $1,796,000, or 15%, when compared to net revenues of $12,150,000 for the year ended December 31, 2008. The decrease in net revenues was due to a decrease in revenue from sales of handpieces of $374,000 and a decrease in revenue from sales of laser consoles of $1,505,000, which was partially offset by an increase in service and other revenues of $83,000. The decrease in revenue from sales of laser consoles was partially the result of a difficult environment for hospital capital equipment purchases.

The decrease in domestic handpiece revenue of $378,000 was attributed to a decrease in unit sales partially offset by higher average sales prices. Domestic handpiece revenue for the year ended December 31, 2009 consisted of $499,000 in sales to customers operating under our loaned laser program as compared to $700,000 in sales of product to customers operating under our loaned laser program in 2008. In the years ended December 31, 2009 and 2008, sales of handpieces to customers not operating under our loaned laser program were $7,062,000 and $7,239,000, respectively. Domestic handpiece revenue includes the recognition of amounts previously deferred under current accounting rules of $218,000 in 2009 and $234,000 in 2008.

For the year ended December 31, 2009, domestic laser sales decreased by $1,372,000 compared to the year ended December 31, 2008 due to lower unit sales.

International sales of $98,000, accounted for approximately 1% of total sales for the year ended December 31, 2009, a decrease of approximately $132,000 from the prior year when international sales were $230,000 and accounted for 2% of total sales. The decrease in international sales occurred primarily as a result of no sales of laser consoles in 2009 as compared to $133,000 of sales of laser consoles in 2008. We do not have any sales initiatives in place to actively market our products outside of the U.S.

Gross Profit

Gross profit increased to 83% of net revenues for the year ended December 31, 2009 as compared to 82% of net revenues for the year ended December 31, 2008. Gross profit in absolute dollars decreased by $1,364,000, or 14%, to $8,547,000 for the year ended December 31, 2009, as compared to $9,911,000 for the year ended December 31, 2008. The overall increase in gross margin for the year ended December 31, 2009 is primarily the result of higher average sales prices for both our handpieces and laser consoles. In addition, inventory obsolescence charges decreased by approximately $146,000 in 2009 as compared with 2008. Inventory obsolescence charges for the years ended December 31, 2009 and 2008 were $41,000 and $187,000, respectively.

Research and Development

Research and development expense consists of expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.

Research and development expenditures of $1,331,000 increased $427,000, or 47%, for the year ended December 31, 2009 as compared to $904,000 for the year ended December 31, 2008. As a percentage of revenues, research and development expenditures were 13% for the year ended December 31, 2009 as compared to 7% for the prior year period. The increase in both dollars and as a percentage of revenue was primarily attributed to submissions and follow-up with the FDA related to the PMA application for the PEARL 8.0 handpiece and the IDE to initiate a feasibility trial for the PHOENIX handpiece.

Sales and Marketing

Sales and marketing expense consists of salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing and service employees and other sales, general and administrative expenses directly associated with the sales, marketing and service departments.

For the year ended December 31, 2009, sales and marketing expenses of $5,558,000 decreased $929,000, or 14%, when compared to $6,487,000 for the year ended December 31, 2008. As a percentage of revenues, sales and marketing expenses were 54% for the year ended December 31, 2009 as compared to 53% for the prior year period. Of the $929,000 decrease, approximately $510,000 related to lower compensation and related expenses, primarily lower commission payments on lower revenue. Travel and entertainment expenses also decreased by $194,000 due to certain cost reduction initiatives enacted in 2009.

General and Administrative

General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the year ended December 31, 2009, general and administrative expenditures totaled $2,776,000, or 27% of net revenues, as compared to $2,840,000, or 23% of net revenues for the year ended December 31, 2008, a reduction of $64,000, or 2%.

Other Income (Expense)

The following table reflects the components of other income (expense):

	Years Ended December 31,
	2009	2008
	($ In thousands)

Interest expense	(36)	(23)
Interest income	3	59
Other expense	(63)	—

Total other income (expense), net	$(96)	$36

For the year ended December 31, 2009, total other expense, net was $96,000 as compared to total other income, net of $36,000 for the year ended December 31, 2008. During the year ended December 31, 2009, we incurred a $63,000 expense due to the uncollectibility of a non-operating receivable related to a foreign subsidiary, which was closed in a prior period.

Liquidity and Capital Resources

Cash and cash equivalents were $2,568,000 at December 31, 2009 compared to $2,907,000 at December 31, 2008, a decrease of $339,000. Net cash used in operating activities was $314,000 for the year ended December 31, 2009 primarily due to operating losses. Net cash provided by operating activities was $261,000 for the year ended December 31, 2008 primarily due to a decrease in accounts receivable and inventories.

Cash provided by investing activities during the year ended December 31, 2009 was $43,000 related primarily to the sale of auction rate marketable securities, at par, partially offset by acquisition of property and equipment. Cash used in investing activities during the year ended December 31, 2008 was $202,000 related primarily to the acquisition of property and equipment and the purchase of marketable securities.

Cash used in financing activities for the year ended December 31, 2009 was $68,000 related primarily to the repayments of capital lease obligations and a short term note payable. Cash provided by financing activities for the year ended December 31, 2008 was $24,000 primarily due to proceeds from the Employee Stock Purchase Plan purchases during the year.

We have incurred significant losses and as of December 31, 2009 we had an accumulated deficit of approximately $171.1 million. Our ability to maintain current operations is dependent upon increasing our sales from current levels. Our focus is executing upon our core and critical activities, thus operating expenses that are nonessential to our core operations have been reduced or eliminated.

We believe our cash and cash equivalents balance as of December 31, 2009, our projected cash flows from operations and actions we have taken to manage sales and marketing and general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products and our refocused sales strategy;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology; and

•	competitive, technological, market and other developments.

In particular, we anticipate that we will have to incur significant expenses to complete the clinical trials expected to be required to obtain FDA approval of our PHOENIX handpiece. If revenues from sales of our TMR System are not sufficient to continue our current operations and fund these clinical trials, we will need to obtain debt or equity financing, significantly reduce our operations or abandon clinical trials for the PHOENIX handpiece.

We will have a continuing need for new infusions of cash if we incur losses or are otherwise unable to generate positive cash flow from operations in the future. We plan to increase our sales through successful execution of our refocused sales strategy and achieving regulatory approval for the PEARL 8.0 and the PHOENIX handpiece. If these efforts are unsuccessful, we will be unable to significantly increase our revenues and may have to obtain additional financing to continue our operations or scale back our operations. Due to the current economic conditions, it has become very difficult for companies to obtain debt financing on reasonable terms, if at all. In addition, it may be difficult for us to obtain significant equity financing as a result of our low trading price and trading volume combined with our stock not being listed on a national securities exchange, such as NYSE Amex or

NASDAQ. As a result, we may not be able to obtain additional financing if required, or even if we were to obtain any financing, it may contain burdensome restrictions on our business, in the case of debt financing, or result in significant dilution, in the case of equity financing.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At times we will loan laser consoles to hospitals and charge an additional amount (the “Premium”) over the stated list price on our handpieces in exchange for the use of the laser console. In accordance with accounting standards for leases, these arrangements are recorded as leases as they convey the right to use the laser consoles over the period of time the customers are purchasing handpieces. The loaned laser consoles are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loan. In addition, the Premium is considered contingent rent, and therefore, such amounts allocated to the lease of the laser console should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.

We enter into contracts to sell our products and services and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for multiple element arrangements, such as sales of laser consoles and handpieces, by allocating revenue for each respective element based on its relative fair value and when revenue recognition criteria for each element have been met.

In addition to the standard product warranty, we periodically offer extended warranties to our customers in the form of product maintenance services. Service agreements on our equipment are typically sold separately from the sale of the equipment. In accordance with the accounting standards for warranties, revenues on these service agreements are recognized ratably over the life of the agreement, typically one to three years.

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

Accounting for the Impairment or Disposal of Long-Lived Assets:

We assess potential impairment of long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows. The amount of impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and underperformance relative to historic or projected future operating results.

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

Stock-Based Compensation:

In accordance with the accounting standards for stock-based compensation, we recognize all share-based payments to employees, including grants of employee stock options and restricted stock grants, based upon their fair values. We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards with the fair value determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. We adopted this guidance on January 1, 2010 and do not expect this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 is included on pages F-1 to F-21 immediately following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required under Item 10 will be presented in our 2010 definitive proxy statement which is incorporated herein by this reference with the exception of the inclusion of our executive officers in Item 1 if this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information required under Item 11 will be presented in our 2010 definitive proxy statement which is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required under Item 12 will be presented in our 2010 definitive proxy statement which is incorporated herein by this reference with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required under Item 13 will be presented in our 2010 definitive proxy statement which is incorporated herein by this reference.

Item 14:	Principal Accountant Fees and Services.

Information required under Item 14 will be presented in our 2010 definitive proxy statement which is incorporated herein by this reference.

Item 15.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 10, 2004).
4.1	Rights Agreement, dated as of August 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 20, 2001).
4.2	First Amendment to Rights Agreement, dated as of January 17, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 18, 2002).
4.3	Second Amendment to Rights Agreement, dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2004).
4.4	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).
4.5	Common Stock Purchase Warrant, dated October 21, 2004 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).

Exhibit No.		Description

10.1		Form of Indemnification Agreement by and among the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed with the Commission on April 18, 1996).
10	.2*	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).
10	.3*	Form of Stock Option Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2005).
10	.4*	Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).
10	.5*	Form of Stock Option Agreement under the Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).
10	.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 21, 2006).
10.7		Standard Industrial/Commercial Multi-Tenant Lease, dated as of August 8, 2006, between the Company and John Robert Meehan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).
10	.8*	Employment Agreement, dated as of July 30, 2007, between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).
10	.8.1*	First Amendment to Employment Agreement, dated as of July 1, 2009, by and between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).
10	.9*	Employment Agreement, dated as of July 30, 2007, between the Company and William R. Abbott (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).
10	.10*	Employment Agreement, dated July 1, 2009, by and between the Company and Paul J. McCormick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).
10.11		Form of Restricted Stock Purchase Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).
21.1		List of Subsidiaries
23.1		Consent of KMJ Corbin & Company LLP
24.1		Power of Attorney (included in the signature page)
31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934
32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and18 U.S.C. Section 1350

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION

By:	/s/ PAUL J. MCCORMICK
Paul J. McCormick
Executive Chairman

Date: March 12, 2010

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Paul J. McCormick and William R. Abbott as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAUL J. MCCORMICK Paul J. McCormick	Executive Chairman (Principal Executive Officer)	March 12, 2010

/s/ WILLIAM R. ABBOTT William R. Abbott	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ RAYMOND W. COHEN Raymond W. Cohen	Director	March 12, 2010

/s/ ANN T. SABAHAT Ann T. Sabahat	Director	March 12, 2010

/s/ MARVIN J. SLEPIAN, M.D. Marvin J. Slepian, M.D.	Director	March 12, 2010

/s/ GREGORY D. WALLER Gregory D. Waller	Director	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cardiogenesis Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cardiogenesis Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiogenesis Corporation and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  KMJ Corbin & Company LLP
KMJ Corbin & Company LLP

Costa Mesa, California
March 12, 2010

CARDIOGENESIS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,568	$2,907
Accounts receivable, net of allowance for doubtful accounts of $6 and $20, respectively	933	1,330
Inventories	914	1,164
Short-term investments in marketable securities	—	75
Prepaids and other current assets	253	395

Total current assets	4,668	5,871
Property and equipment, net	341	382
Other assets	9	18

Total assets	$5,018	$6,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127	$200
Accrued salaries and related	604	554
Accrued liabilities	299	549
Deferred revenue	744	800
Note payable	88	—
Current portion of capital lease obligations	9	6

Total current liabilities	1,871	2,109
Capital lease obligations, less current portion	14	13

Total liabilities	1,885	2,122

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,549 and 45,487 shares issued and outstanding, respectively	174,217	173,999
Accumulated deficit	(171,084)	(169,850)

Total shareholders’ equity	3,133	4,149

Total liabilities and shareholders’ equity	$5,018	$6,271

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(In thousands, except per share amounts)

Net revenues	$10,354	$12,150
Cost of revenues	1,807	2,239

Gross profit	8,547	9,911

Operating expenses:
Research and development	1,331	904
Sales and marketing	5,558	6,487
General and administrative	2,776	2,840

Total operating expenses	9,665	10,231

Operating loss	(1,118)	(320)
Other income (expense):
Interest expense	(36)	(23)
Interest income	3	59
Other expense	(63)	—

Total other income (expense), net	(96)	36

Loss before income taxes	(1,214)	(284)
Provision for income taxes	20	31

Net loss	$(1,234)	$(315)

Net loss per share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	45,526	45,320

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(In thousands)

Balances, January 1, 2008	45,274	$173,826	$(169,535)	$4,291
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	209	35	—	35
Issuance of common stock for option exercises	4	1	—	1
Vesting of share-based awards	—	137	—	137
Net loss	—	—	(315)	(315)

Balances, December 31, 2008	45,487	$173,999	$(169,850)	$4,149
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	62	22	—	22
Issuance of restricted stock	—	74	—	74
Vesting of share-based awards	—	122	—	122
Net loss	—	—	(1,234)	(1,234)

Balances, December 31, 2009	45,549	$174,217	$(171,084)	$3,133

CARDIOGENESIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,234)	$(315)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	299	299
Provision for doubtful accounts	10	21
Stock-based compensation expense	208	137
Changes in operating assets and liabilities:
Accounts receivable	387	412
Inventories	36	341
Prepaids and other current assets	300	91
Other assets	9	9
Accounts payable	(73)	31
Accrued liabilities	(200)	(355)
Deferred revenue	(56)	(410)

Net cash (used in) provided by operating activities	(314)	261

Cash flows from investing activities:
Acquisition of property and equipment	(32)	(127)
Purchase of investments in marketable securities	—	(150)
Proceeds from the sale of marketable securities	75	75

Net cash provided by (used in) investing activities	43	(202)

Cash flows from financing activities:
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	10	36
Payments on short term borrowings	(70)	—
Repayments of capital lease obligations	(8)	(12)

Net cash (used in) provided by financing activities	(68)	24

Net (decrease) increase in cash and cash equivalents	(339)	83
Cash and cash equivalents at beginning of year	2,907	2,824

Cash and cash equivalents at end of year	$2,568	$2,907

Supplemental schedule of cash flow information:
Interest paid	$36	$23

Taxes paid	$13	$14

Supplemental schedule of noncash investing and financing activities:
Financing of insurance premiums under note payable	$158	$—

Financing property and equipment	$12	$—

Reclassification of inventories to property and equipment	$214	$97

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations:

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

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has not achieved consistent operating income. Management believes its cash and cash equivalents as of December 31, 2009 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.

Cardiogenesis may require additional financing in the future. There can be no assurance that Cardiogenesis will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, if at all. Any additional equity or debt financing may involve substantial dilution to Cardiogenesis’ shareholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the execution of the Company’s business plan, operating results or financial condition. Cardiogenesis’ long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the execution of the Company’s business plan, operating results or financial condition.

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

Investments in Marketable Securities:

Current accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its cash and cash equivalents and marketable securities at fair value. The Company’s investments in marketable securities consisted of auction rate securities which were classified within level 3 due to a lack of a liquid market for such securities. The Company formed its own opinion on the condition of the securities based on information regarding the quality of the security and the quality of the collateral, among other things.

Marketable securities measured at fair value using Level 3 inputs were comprised entirely of auction rate securities. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of auctions (beginning in February 2008) and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The underlying assets of the Company’s auction rate securities were collateralized primarily by the underlying assets of certain AAA rated funds. The Company’s entire balance of auction rate securities, totaling $75,000 as of December 31, 2008, was sold in January 2009, at par.

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using significant unobservable inputs (Level 3), as defined by the accounting standards, at December 31, 2009 (in thousands):

Description

Balance at December 31, 2008	$75
Transfers into Level 3	—
Settlements	(75)
Total unrealized losses	—

Balance at December 31, 2009	$—

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

Accounting for the Impairment or Disposal of Long-Lived Assets:

The Company assesses potential impairment of long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows. The amount of impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and underperformance relative to historic or projected future operating results. At December 31, 2009 and 2008, management believes there is no impairment of its long-lived assets.

Fair Value of Financial Instruments:

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, note payable, and capital lease obligations. The carrying amounts of Cardiogenesis’ financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, note payable, and capital lease obligations approximate fair value due to their short maturities.

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

The Company at times will loan laser consoles to hospitals and charge an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser console. In accordance with the accounting standards for leases, these arrangements are recorded as leases as they convey the right to use the laser console over the period of time the customers are purchasing handpieces. The loaned laser consoles are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loan. In addition, the Premium is considered a contingent rent, and therefore, such amounts allocated to the lease of the laser console should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.

Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for multiple element arrangements, such as sales of lasers and handpieces, by allocating for each respective element based on its relative fair value and when revenue recognition criteria for each element have been met.

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

Warranties:

Cardiogenesis’ laser products are generally sold with a one year warranty. Cardiogenesis provides for estimated future costs of repair or replacement which are reflected in accrued liabilities in the accompanying consolidated balance sheets and approximate $7,000 and $18,000 at December 31, 2009 and 2008, respectively. There was no significant warranty activity during the years ended December 31, 2009 and 2008.

Advertising:

Cardiogenesis expenses all advertising as incurred. Cardiogenesis’ advertising expenses were $245,000 and $255,000 for 2009 and 2008, respectively. Advertising expenses include fees for items such as website design and hosting, reprints from medical journals, promotional materials and sales sheets.

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

Current accounting guidance prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

Stock-Based Compensation:

In accordance with the accounting standards for stock-based compensation, the Company recognizes all share-based payments to employees, including grants of employee stock options and restricted stock grants, based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share-based awards with the fair value determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.

Description of Plans:

The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of December 31, 2009, the Company is authorized to issue up to 12,125,000 shares under these plans.

The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996 and amended in July 2005. A total of 1,500,000 common shares are reserved for issuance under the ESPP, as amended. The ESPP permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply. The Company suspended the ESPP effective at the end of the November 16, 2008 offering period.

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

The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the years ended December 31, 2009 and 2008 were based on the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Expected term	5.56 - 6.35 years	4.09 years
Expected volatility	97.60 - 105.51%	91.50 - 99.02%
Risk-free interest rate	1.63 - 2.87%	2.21 - 3.53%
Expected dividends	—	—

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Expected term	0.50 years	0.50 years
Expected volatility	104.82 - 105.51%	91.50 - 99.02%
Risk-free interest rate	1.63 - 2.03%	2.21 - 3.53%
Expected dividends	—	—

A summary of option activity as of December 31, 2009 and changes during the year then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)

Options outstanding at January 1, 2009	3,295	$0.66	—	—
Options granted	968	$0.17	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	(310)	$0.28	—	—
Options expired	(730)	$0.93	—	—

Options outstanding and expected to vest at December 31,	3,223	$0.49	6.8	$59

Options exercisable at December 31, 2009	1,872	$0.69	5.2	$2

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock on December 31, 2009. There were no stock options exercised during the year ended December 31, 2009. There are 1,027,500 options outstanding at December 31, 2009 that are in the money. The aggregate intrinsic value for the in-the-money options at December 31, 2009, was $59,000. There were no stock options that were in the money as of December 31, 2008.

The weighted average grant date fair value of options granted during the year ended December 31, 2009 and 2008, was $0.14 and $0.21 per option, respectively.

As of December 31, 2009, there was approximately $149,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average remaining vesting period of 1.6 years. For the years ended December 31, 2009 and 2008, the amount of stock-based compensation expense related to stock options was approximately $122,000 and $121,000, respectively. For the years ended December 31, 2009 and 2008, the amount of stock-based compensation expense related to ESPP purchases was approximately $12,000 and $16,000, respectively.

On March 31, 2009, the Company granted awards of restricted stock to each of its employees totaling approximately 1,208,000 shares. The shares vest as to 33% of the shares on the first anniversary of the grant date, 33% of the shares on the second anniversary of the grant date and 34% of the shares on the third anniversary of the grant date. In addition, in connection with Paul J. McCormick’s appointment to Executive Chairman, on July 1, 2009, Mr. McCormick was granted 300,000 shares of restricted stock under the Company’s Stock Option Plan. The restrictions on Mr. McCormick’s shares of restricted stock will lapse in equal installments upon the first and second anniversaries of the date of grant.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, there was approximately $222,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted average remaining vesting period of 2.1 years. For the years ended December 31, 2009 and 2008, the amount of stock-based compensation expense related to restricted stock was approximately $74,000 and $0, respectively. Since shares of restricted stock are subject to cliff vesting and none have vested as of December 31, 2009, all shares have been excluded from the issued and outstanding shares and basic earnings per share computations.

A summary of restricted stock activity as of December 31, 2009 and changes during the year then ended, is presented below:

Year Ended
December 31,
2009
(In thousands)

Unvested Restricted Stock Outstanding at January 1, 2009	—
Granted	1,508
Forfeited	(252)
Vested	—

Unvested Restricted Stock Outstanding at December 31, 2009	1,256

The following table summarizes stock-based compensation expense related to stock options, ESPP purchases, and restricted stock for the years ended December 31, 2009 and 2008, which was allocated as follows (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

Research and development	$14	$4
Sales and marketing	97	80
General and administrative	97	53

	$208	$137

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

For the years ended December 31, 2009 and 2008, there were approximately 0 and 9,000 potentially dilutive shares, respectively.

Subsequent events

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2010 and does not expect this guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force (“EITF”)) and the American Institute of Certified Public Accountants did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

3.	Inventories:

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2009	2008

Raw materials	$141	$139
Work in process	192	70
Finished goods	581	955

	$914	$1,164

4.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2009	2008

Computers and equipment	$516	$533
Manufacturing and demonstration equipment	334	333
Leasehold improvements	102	102
Loaned lasers	1,549	1,549

	2,501	2,517
Less accumulated depreciation and amortization	(2,160)	(2,135)

	$341	$382

Equipment under capital leases of $43,000, net of accumulated amortization of $23,000 at December 31, 2009, is included in property and equipment. Equipment under capital leases of $59,000, net of accumulated amortization of $43,000 at December 31, 2008, is included in property and equipment.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Commitments and Contingencies:

Operating Lease

Cardiogenesis entered into a non-cancelable operating lease for an office facility beginning October 1, 2006 extending through November 30, 2011. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,

2010	126
2011	120

$246

Rent expense was approximately $143,000 and $147,000 for the years ended December 31, 2009 and 2008, respectively.

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

Litigation

On October 12, 2006, Cardiogenesis and Michael Quinn, the Company’s former Chairman, Chief Executive Officer and President, entered into a Memorandum of Understanding (the “MOU”) pursuant to which the parties agreed to settle certain disputes between them relating to Mr. Quinn’s termination from employment in July 2006.

Pursuant to the terms of the MOU, the Company paid Mr. Quinn a total of approximately $500,000 in 72 equal bi-monthly installments and also paid approximately $51,000 to Mr. Quinn’s counsel as attorney’s fees. At December 31, 2009 and 2008, $0 and $146,000, respectively, are included in accrued liabilities. Mr. Quinn was entitled to retain 689,008 previously issued stock options all of which expired on October 12, 2009.

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

On June 13, 2008, Cardiogenesis filed requests for re-examination of the patents being asserted against Cardiogenesis with the United States Patent and Trademark Office (“USPTO”) and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the USPTO granted Cardiogenesis’ re-examination requests. Re-examination requests filed by other named defendants were also granted. So far, the USPTO has concluded that: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203 (the “’203 Patent”) are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 (the “’780 Patent”) are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073 (the “’073

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent”) are unpatentable. However, three claims being asserted by CardioFocus against the Company, namely, Claim 2 of the ’780 Patent and Claims 2 and 7 of the ’073 Patent have been confirmed by the USPTO.

Based on a motion filed by the defendants, including Cardiogenesis, on October 14, 2008, an Order was issued by the Court staying the present litigation for one (1) year or until the re-examination is completed, which ever occurs sooner. After one year, if the re-examination continues, the Court will consider further extensions of the stay, for a period not to exceed one additional year, upon good cause shown by the defendants.

In October 2009, the Company, along with the other named defendants, requested the Court to continue the stay in effect in this action. CardioFocus had opposed Cardiogenesis’ motion and very recently has asked the Court to lift the stay based on the claims that were confirmed in connection with the re-examination of the ’073 Patent. Thus far, the Court has not taken any action in connection with defendants’ request to continue the stay nor CardioFocus’ opposition thereto.

The Company intends to continue to vigorously defend itself. However, any litigation involves risks and uncertainties and the likely outcome of the case cannot be determined at this time.

Except as described above, the Company is not a party to any material legal proceeding.

6.	Note Payable:

In September 2009, the Company entered into an agreement to finance $158,000 related to certain insurance policies. The note bears a 3.68% annual interest rate. Principal and interest payments of approximately $18,000 are due and payable in nine monthly installments, with the final installment due June 1, 2010. As of December 31, 2009, the remaining principal balance was $88,000.

7.	Shareholders’ Equity:

Issuances of Common Stock:

During the year ended December 31, 2009, the Company did not issue any shares of common stock related to stock option exercises. During the year ended December 31, 2008, the Company issued approximately 4,000 shares of common stock related to stock option exercises.

During the year ended December 31, 2009, the Company issued 62,496 shares of common stock in connection with purchases under the ESPP. During the year ended December 31, 2008, the Company issued 209,368 shares of common stock in connection with purchases under the ESPP.

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

In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued warrants to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share, which were fully vested upon issuance and expired in January 2009. The warrants were immediately exercisable.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2004, Cardiogenesis issued a warrant to purchase an aggregate of 2,640,000 shares of the Company’s common stock at a price of $0.50 per share, with a term of 7 years, to a former note holder in connection with a note payable

During the years ended December 31, 2009 and 2008, no warrants were issued, exercised or cancelled.

Options Granted to Employees:

During the year ended December 31, 2009, the Company issued approximately 968,000 options to purchase shares of the Company’s common stock to certain officers, directors, and employees with a weighted average exercise price of $0.17, a 10 year expiration term, and vesting terms ranging from 1 to 3 years. During the year ended December 31, 2008, the Company issued approximately 943,000 options to purchase shares of the Company’s common stock to certain officers, directors, and employees with a weighted average exercise price of $0.31, a 10 year expiration term, and vesting terms ranging from 1 to 3 years.

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

Stock Option Plan:

Cardiogenesis maintains a Stock Option Plan, which provides for grants of incentive options and restricted stock which may be granted to employees and nonstatutory options which may be granted to employees and consultants retained by the Company. As of December 31, 2009, Cardiogenesis had reserved a total of 11,100,000 shares of common stock for issuance under this plan and 4,505,000 shares remain available for issuance. Under the plan, options may be granted at not less than fair market value, as determined by the Board of Directors and restricted stock is issued at a price as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant and restricted stock generally vests over a period of three years. No shares of common stock issued under the plan are subject to repurchase while restricted shares are subject to repurchase.

Directors’ Stock Option Plan:

Cardiogenesis maintains a Directors’ Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 2009, Cardiogenesis had reserved 1,025,000 shares of common stock for issuance under this plan and 582,000 shares remain available for issuance. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally can vest immediately or up to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.

Employee Stock Purchase Plan:

The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996 and amended in July 2005. As of December 31, 2009, a total of 1,500,000 common shares are authorized and reserved for issuance under this plan, as amended. As of December 31, 2009 there are no remaining shares available for purchase. The Company suspended the ESPP effective May 15, 2009.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Employee Retirement Plan:

Cardiogenesis maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors. For the years ended December 31, 2009 and 2008, employer contributions of approximately $3,000 and $114,000, respectively, were made to the plan.

9.	Segment Disclosures:

The Company operates in one segment. The principal markets for the Company’s products are in the United States. International sales occur primarily in Europe, Mexico, and Asia and amounted to approximately $98,000 and $230,000 for the years ended December 31, 2009 and 2008, respectively. International sales represent 1% and 2% of total sales for the years ended December 31, 2009 and 2008, respectively. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.

10.	Income Taxes:

Significant components of Cardiogenesis’ deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2009	2008

Net operating losses	$53,813	$54,688
Credits	3,242	3,402
Research and development	—	47
Reserves	277	298
Accrued liabilities	422	456
Depreciation/Amortization	261	382

Net deferred tax asset	58,015	59,273
Less valuation allowance	(58,015)	(59,273)

Net deferred tax assets	$—	$—

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31:

	2009	2008

Statutory federal income tax rate	34%	34%
State income taxes, net of federal benefit	4%	(6)%
Meals and entertainment expenses	(2)%	(12)%
Incentive stock options	(3)%	(13)%
Return to accrual adjustments	(116)%	(137)%
Change in blended state rate	(21)%	0%
Change in federal valuation allowance	102.4%	123%

Provision for income taxes	(1.6)%	(11)%

The Company has established a valuation allowance to the extent of its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. As of December 31, 2009, the Company had federal and state

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforwards of approximately $154,200,000 and $28,800,000, respectively, to offset future tax liabilities. In addition, the Company had federal and state credit carryforwards of approximately $2,300,000 and $1,500,000 available to offset future tax liabilities. The Company’s net operating loss carryforwards, as well as federal credit carryforwards, will expire at various dates through 2029, if not utilized. Research and experimentation credits carry forward indefinitely for state purposes. The Company also has manufacturer’s investment credits for state purposes of approximately $3,000.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering and the merger with Cardiogenesis resulted in changes in ownership which could restrict the utilization of the carryforwards.

The deferred tax assets as of December 31, 2009 include a deferred tax asset of $41,000 representing net operating losses arising from the exercise of stock options by Cardiogenesis employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to shareholders’ equity.

Current accounting guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The has analyzed filing positions in each of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified the U.S. federal and California as its “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service examination of its 2006 through 2008 U.S. federal income tax returns, and remains subject to California Franchise Tax Board examination of its 2005 through 2008 California Franchise Tax Returns. However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. However, further consideration was given to the possibility of undetected nexus due to oversight or the presence of property in various states and that taxes, penalties, and interests should be assessed in the case of such occurrences. Since the Company has had a long standing history of losses, it does not expect to incur income taxes as opposed to franchise taxes under state examination. In arriving at its conclusion, the Company evaluated that a liability for certain income tax positions of approximately $15,000 and $5,000 be recorded for the years ended December 31, 2008 and 2009, respectively, as it appears the Company would not likely be subject to income taxes under examination, but may be subject to state minimum taxes imposed for nexus. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. At December 31, 2009, the Company accrued interest related to the uncertain tax positions. The Company does not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months.

11.	Related Party Transactions:

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

The Company entered into a consulting agreement with Paul J. McCormick, the Company’s Chairman of the Board, effective January 15, 2009. Pursuant to the consulting agreement, Mr. McCormick provided consulting services relating to corporate strategy development and execution, financing and investor relations up to 16 hours per week. In consideration for such services, the Company paid Mr. McCormick $8,000 per month and reimbursed

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mr. McCormick for healthcare insurance coverage up to $15,600 per year. The consulting agreement had a term of 18 months, but was mutually terminated as of June 30, 2009.

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

The Company entered into a consulting agreement with Dr. Marvin Slepian, a member of the Company’s Board of Directors, on February 27, 2009 and effective as of January 1, 2009. Pursuant to the consulting agreement, Dr. Slepian provided consulting services relating to basic and clinical scientific initiatives as well as development of certain scientific and educational materials. In consideration for such services, the Company paid Dr. Slepian $50,000 for the year ended December 31, 2009. The agreement expired December 31, 2009, and was not renewed.

12.	Risks and Concentrations:

Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2009, no customer individually accounted for more than 10% of gross accounts receivable. At December 31, 2008, one customer, an equipment leasing company that leases to hospitals, individually accounted for 21% of gross accounts receivable. For the year ended December 31, 2009, one customer, an equipment leasing company that leases to hospitals, individually accounted for 15% of net revenues. For the year ended December 31, 2008, no customer individually accounted for 10% or more of net revenues.

As of December 31, 2009, approximately $969,000 of the Company’s cash and cash equivalents were maintained in treasury mutual funds, and approximately $1,852,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.

CARDIOGENESIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After giving effect to the increased FDIC insurance, at December 31, 2009, the Company’s uninsured cash totaled approximately $2,571,000.

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

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Articles of Incorporation, as amended.
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 10, 2004).
4.1		Rights Agreement, dated as of August 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 20, 2001).
4.2		First Amendment to Rights Agreement, dated as of January 17, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 18, 2002).
4.3		Second Amendment to Rights Agreement, dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2004).
4.4		Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).
4.5		Common Stock Purchase Warrant, dated October 21, 2004 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).
10.1		Form of Indemnification Agreement by and among the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed with the Commission on April 18, 1996).
10	.2*	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).
10	.3*	Form of Stock Option Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2005).
10	.4*	Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).
10	.5*	Form of Stock Option Agreement under the Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).
10	.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 21, 2006).
10.7		Standard Industrial/Commercial Multi-Tenant Lease, dated as of August 8, 2006, between the Company and John Robert Meehan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).
10	.8*	Employment Agreement, dated as of July 30, 2007, between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).
10	.8.1*	First Amendment to Employment Agreement, dated as of July 1, 2009, by and between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).
10	.9*	Employment Agreement, dated as of July 30, 2007, between the Company and William R. Abbott (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).
10	.10*	Employment Agreement, dated July 1, 2009, by and between the Company and Paul J. McCormick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).
10.11		Form of Restricted Stock Purchase Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).
21.1		List of Subsidiaries

Exhibit No.	Description

23.1	Consent of KMJ Corbin & Company LLP
24.1	Power of Attorney (included in the signature page)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and18 U.S.C. Section 1350

*	Management contract, compensatory plan or arrangement