Form 10-Q
period 2010-03-31
Cardiogenesis Corp /CA
filed 2010-05-10
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2010, there were 46,678,866 shares of the registrant’s common stock, no par value, outstanding.

CARDIOGENESIS CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,227	$2,568
Accounts receivable, net of allowance for doubtful accounts of $6	1,688	933
Inventories	720	914
Prepaids and other current assets	279	253

Total current assets	4,914	4,668
Property and equipment, net	302	341
Other assets, net	9	9

Total assets	$5,225	$5,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229	$127
Accrued salaries and related	716	604
Accrued liabilities	303	299
Deferred revenue	793	744
Note payable	35	88
Current portion of capital lease obligations	10	9

Total current liabilities	2,086	1,871
Capital lease obligations, less current portion	11	14

Total liabilities	2,097	1,885

Commitments and contingencies
Shareholders’ equity:
Preferred stock: no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock: no par value; 75,000 shares authorized; 45,739 and 45,549 shares issued and outstanding, respectively	174,245	174,217
Accumulated deficit	(171,117)	(171,084)

Total shareholders’ equity	3,128	3,133

Total liabilities and shareholders’ equity	$5,225	$5,018

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Net revenues	$3,233	$2,852
Cost of revenues	528	536

Gross profit	2,705	2,316

Operating expenses:
Research and development	288	288
Sales and marketing	1,731	1,469
General and administrative	699	856

Total operating expenses	2,718	2,613

Operating loss	(13)	(297)
Other income (expense):
Interest expense	(1)	(10)
Interest income	—	1

Total other expense, net	(1)	(9)

Loss before income taxes	(14)	(306)
Provision for income taxes	4	8

Net loss	$(18)	$(314)

Net loss per share:
Basic	$(0.00)	$(0.01)

Diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic	45,551	45,487

Diluted	45,551	45,487

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months
	ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(18)	$(314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	75
Stock-based compensation expense	61	44
Changes in operating assets and liabilities:
Accounts receivable	(753)	(95)
Inventories	172	11
Prepaids and other current assets	(26)	32
Accounts payable	102	22
Accrued liabilities	66	27
Deferred revenue	49	(4)

Net cash used in operating activities	(272)	(202)

Cash flows from investing activities:
Acquisition of property and equipment	(14)	(6)
Proceeds from the sale of marketable securities	—	75

Net cash (used in) provided by investing activities	(14)	69

Cash flows from financing activities:
Payments on note payable	(53)	—
Payments on capital lease obligations	(2)	(1)

Net cash used in financing activities	(55)	(1)

Net decrease in cash and cash equivalents	(341)	(134)
Cash and cash equivalents at beginning of period	2,568	2,907

Cash and cash equivalents at end of period	$2,227	$2,773

Supplemental schedule of cash flow information:
Interest paid	$1	$1

Taxes paid	$12	$5

Supplemental schedule of non-cash investing and financing activities:
Financing of property and equipment	$—	$12

Reclassification of inventories to property and equipment	$22	$28

Estimated fair value of shares surrendered to pay for tax withholding recorded to common stock	$33	$—

Estimated fair value of shares surrendered to pay for tax withholding recorded to accumulated deficit	$15	$—

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
2. Summary of Significant Accounting Policies:
Interim Financial Information:
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has incurred significant losses and as of March 31, 2010 it had an accumulated deficit of $171.1 million. Management believes its cash balance as of March 31, 2010 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     For the three months ended March 31, 2010, there were approximately 431,000 potentially dilutive shares that were excluded from diluted loss per share as their effect would have been anti-dilutive for the period then ended. For the three months ended March 31, 2009, there were no potentially dilutive shares.

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
Risks and Concentrations:
     Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At March 31, 2010, as a result of a capital equipment sale which occurred late in the quarter, one customer individually accounted for 26% of gross accounts receivable and 17% of quarterly net revenues. At December 31, 2009, no customer individually accounted for more than 10% of gross accounts receivable. For the quarter ended March 31, 2009, two customers accounted for 12% and 11% of net revenues, respectively.
     As of March 31, 2010, approximately $969,000 of the Company’s cash and cash equivalents were maintained in money market mutual funds, and approximately $1,258,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”), which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.
     After giving effect to the increased FDIC insurance, at March 31, 2010, the Company’s uninsured cash totaled approximately $1,999,000.
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

     The Company, at times, will loan laser consoles to hospitals and charge an additional amount (the “Premium”) over the stated list price on its handpieces in exchange for the use of the laser console. In accordance with the accounting standards for leases, these arrangements are recorded as leases as they convey the right to use the laser console over the period of time the customers are purchasing handpieces. The loaned laser consoles are classified as operating leases and are transferred from inventory to property and equipment upon commencement of the loan. In addition, the Premium is considered contingent rent, and therefore, such amounts allocated to the lease of the laser console are recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.
     Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for multiple element arrangements, such as sales of lasers and handpieces, by allocating revenue for each respective element based on its selling price and when revenue recognition criteria for each element have been met.
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
Segment Disclosures:
     The Company operates in one segment. The principal market for the Company’s products is in the United States. International sales occur primarily in Europe, Mexico and Asia and amounted to approximately $40,000 and $73,000 for the three months ended March 31, 2010 and 2009, respectively. International sales represented 1% and 3% of total sales for the three months ended March 31, 2010 and 2009, respectively. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.
Recent Accounting Pronouncements:
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2010 and it did not have a material impact on its consolidated financial statements.
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

3.	Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Raw materials	$141	$141
Work-in-process	393	192
Finished goods	186	581

Total	$720	$914

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
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of March 31, 2010, the Company is authorized to issue up to an aggregate of 12,125,000 shares under these plans.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the three months ended March 31, 2010 and 2009 were based on the following assumptions:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Expected term	5.54 years	6.35 years
Expected volatility	97.56%	104.82 – 105.51%
Risk-free interest rate	2.53%	1.63 – 2.03%
Expected dividend yield	—	—
     A summary of option activity as of March 31, 2010 and changes during the three months then ended, is presented below (in thousands except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2010	3,223	$0.49	—	$—
Options granted	45	$0.33	—	$—
Options exercised	—	$—	—	$—
Options forfeited/canceled	(60)	$0.57	—	$—

Options outstanding and expected to vest at March 31, 2010	3,208	$0.49	6.6	$286

Options exercisable at March 31, 2010	2,098	$0.63	5.4	$107

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock at period end. There were no stock options exercised during the quarter ended March 31, 2010. There were 2,120,634 options outstanding and 1,016,882 exercisable options as of March 31, 2010, that were in-the-money. As of March 31, 2009, there were 717,500 options that were in-the-money with an aggregate intrinsic value of approximately $76,000.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.25 and $0.11 per option, respectively.
     As of March 31, 2010, there was approximately $126,000, net of forfeitures, of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.6 years. For the three months ended March 31, 2010 and 2009, the amount of stock-based compensation expense related to stock options was approximately $34,000 and $32,000, respectively. For the three months ended March 31, 2010 and 2009, the amount of stock-based compensation expense related to ESPP contributions was approximately $0 and $12,000, respectively.
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

     During the three month period ended March 31, 2010, the Company repurchased and cancelled 125,983 shares of its common stock in connection with the vesting of 315,324 shares of restricted stock. The value of the shares repurchased was approximately $48,000, based on the closing market price on the measurement date. In lieu of remitting the value of the shares to the holders, the Company used such amount to remit payroll taxes associated with the vested shares. Accordingly, the Company recorded the aggregate original issue price of approximately $33,000 to equity and the difference of the fair value at vesting and the original issue price of approximately $15,000 to accumulated deficit. As such amount was not remitted as of March 31, 2010, such amount has been included as non-cash financing activity in the accompanying statement of cash flows
     For the three months ended March 31, 2010, the stock based compensation related to the amortization of the related compensation cost of the restricted stock was approximately $27,000. Since shares of restricted stock are subject to cliff vesting the unvested shares as of March 31, 2010, have been excluded from the issued and outstanding shares and basic loss per share computations. As of March 31, 2010, there was approximately $195,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted average remaining vesting period of 1.8 years.
     The following table summarizes the restricted stock activity for the three months ended March 31, 2010 (in thousands):

March 31,
2010
Unvested Restricted Stock Outstanding at January 1, 2010	1,256
Granted	—
Forfeited	—
Vested	(315)

Unvested Restricted Stock Outstanding at March 31, 2010	941

     The following table summarizes stock-based compensation expense related to stock options, restricted stock and ESPP purchases for the three months ended March 31, 2010 and 2009 which was allocated as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Stock-based compensation expense included in:
Research and development	$4	$2
Sales and marketing	30	23
General and administrative	27	19

	$61	$44

5. Legal Matters:
     As previously reported, CardioFocus, Inc. (“CardioFocus”) filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against the Company and a number of other companies. In the complaint, CardioFocus alleges that Cardiogenesis and the other defendants had previously violated patent rights allegedly held by CardioFocus. All of the asserted patents have now expired.
     On June 13, 2008, Cardiogenesis filed requests for re-examination of the patents being asserted against Cardiogenesis with the United States Patent and Trademark Office (“USPTO”) and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the USPTO granted Cardiogenesis’ re-examination requests. Re-examination requests filed by other named defendants were also granted. The USPTO has now finally concluded and CardioFocus is not appealing the following determinations made in re-examination: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203 (the “’203 Patent”) are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 (the “’780 Patent”) are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073 (the “’073 Patent”) are unpatentable.

However, three claims being asserted by CardioFocus against the Company, namely, Claim 2 of the ’780 Patent and Claims 2 and 7 of the ’073 Patent have been confirmed by the USPTO.
     Based on a motion filed by the defendants, including Cardiogenesis, on October 14, 2008, an Order was issued by the Court staying the present litigation for one (1) year or until the re-examination is completed, which ever occurs sooner. In view of the re-examination having been completed, the Court, at a status conference held on April 22, 2010, lifted the stay that had been imposed and had further scheduled dates in connection with the litigation regarding discovery, law and motion practice, a briefing schedule and hearing for patent claim interpretation proceedings, and other key events. A settlement conference has been scheduled for October 2010 and trial is set to commence on November 7, 2011.
     The Company intends to defend itself vigorously in this action. At this time, the Company is unable to predict the outcome of this matter. At this time, the Company is in the opinion that the outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by the Company or will not result in a material liability.
     Except as described above, the Company is not a party to any material legal proceeding.
6. Related Party Transactions:
     The Company entered into a consulting agreement with Mr. McCormick, the Company’s Chairman of the Board, effective January 15, 2009. Pursuant to the consulting agreement, Mr. McCormick provided consulting services relating to corporate strategy development and execution, financing and investor relations up to 16 hours per week. In consideration for such services, the Company paid Mr. McCormick $8,000 per month and reimbursed Mr. McCormick for healthcare insurance coverage up to $15,600 per year. The consulting agreement had a term of 18 months, but was mutually terminated as of June 30, 2009.
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
     The Company entered into a consulting agreement with Dr. Marvin Slepian, a member of the Company’s Board of Directors, dated April 1, 2010 and effective March 24, 2010. Pursuant to the agreement, Dr. Slepian will provide consulting services at the Company’s direction relating to basic and clinical scientific initiatives as well as development of certain scientific and educational materials. In consideration for such services, the Company will pay Dr. Slepian $400 per hour up to a maximum of $2,500 per day. The agreement may be terminated by either party upon thirty days written notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed in the section titled “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. Except as may be required by applicable law, we assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
     We generate the majority of our revenue from sales of our laser consoles and our disposable handpiece units. Due to the current economic slowdown and the reluctance of many customers to make investments in additional capital equipment, sales of our laser consoles have decreased from historic levels. As a result of these and other factors, we refocused our sales strategy in 2009 to emphasize sales of our handpieces, particularly to focus on increasing penetration of accounts with previously installed laser consoles. In combination with the emphasis on sales of handpieces, we have also become more active in conducting and sponsoring professional seminars to educate cardiac surgeons, as well as cardiologists that refer patients to the cardiac surgeon for treatment. Cardiologists are the gatekeepers for patients with cardiac disease and must be updated on the data and clinical benefits of TMR. We believe this refocused strategy will be effective in growing our revenue over the long term.
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

     As of March 31, 2010, we had an accumulated deficit of $171.1 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
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
     Net revenues of $3,233,000 for the three months ended March 31, 2010 increased $381,000, or 13%, when compared to net revenues of $2,852,000 for the three months ended March 31, 2009. The increase in sales was primarily attributed to an increase in handpiece revenue for the three month period ended March 31, 2010 as compared to the prior year. We refocused our sales strategy in 2009 to emphasize sales of our handpieces, particularly to focus on increasing penetration of accounts with previously installed laser consoles.
     For the three months ended March 31, 2010, domestic handpiece revenue increased by $492,000, or 29%, and domestic laser revenue decreased by $52,000, or 7%, when compared to the three months ended March 31, 2009. In the first quarter of 2010, domestic handpiece revenue was $2,190,000, inclusive of $238,000 in sales of product to customers operating under our loaned laser program. In the first quarter of 2009, domestic handpiece revenue was $1,699,000, inclusive of $111,000 in sales of product to customers operating under our loaned laser program.
     International sales, accounting for approximately 1% of net revenues for the three months ended March 31, 2010, decreased $33,000 from the three months ended March 31, 2009. In addition, service and other revenue of $289,000 decreased $27,000 for the quarter ended March 31, 2010, when compared to $316,000 for the quarter ended March 31, 2009.
Gross Margin
     Gross profit of 84% of net revenues for the quarter ended March 31, 2010 was higher than 81% of net revenues for the quarter ended March 31, 2009. Gross profit in absolute dollars increased by $389,000 to $2,705,000 for the current year first quarter as compared with $2,316,000 for the 2009 first quarter. The increase in the gross margin percentage for the first quarter was primarily attributed to a higher average selling price on handpieces.
Research and Development
     Research and development expense consists of expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.
     For both the three months ended March 31, 2010 and 2009, research and development expenditures were $288,000. As a percentage of revenues, research and development expenditures were 9% during the quarter ended March 31, 2010 as compared to 10% for the prior year period.
Sales and Marketing
     Sales and marketing expense consists of salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing, and service employees and other sales, general and administrative expenses directly associated with the sales, marketing, and service departments.

     For the three months ended March 31, 2010, sales and marketing expenditures of $1,731,000 increased $262,000, or 18%, when compared to $1,469,000 for the three months ended March 31, 2009. As a percentage of revenues, sales and marketing expenditures were 54% during the three months ended March 31, 2010 as compared to 52% for the prior year period. The increase in sales and marketing expenditures for the quarter ended March 31, 2010 as compared to the prior year period was primarily due to a $132,000 increase in salary and other employee related expenses as a result of higher commissions.
General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the three months ended March 31, 2010, general and administrative expenditures totaled $699,000, or 22% of net revenues, as compared to $856,000, or 30% of net revenues during the three months ended March 31, 2009. This represents a decrease of $157,000, or 18%. The decrease was primarily a result of a reduced headcount which led to lower salaries and wages expense for the quarter.
Liquidity and Capital Resources
     At March 31, 2010, we had cash and cash equivalents of $2,227,000 compared to $2,568,000 at December 31, 2009, a decrease of $341,000. During the three months ended March 31, 2010, we had a net loss of $18,000 and net cash used in operating activities of $272,000 primarily from an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities as well as a decrease in inventory.
     Cash used in investing activities during the three months ended March 31, 2010 was $14,000 due to property and equipment purchases. Cash provided by investing activities during the three months ended March 31, 2009 was $69,000 primarily due to the redemption of investments in marketable securities.
     Cash used in financing activities during the three months ended March 31, 2010 was $55,000 primarily due to the repayments of a short term note payable. Cash used in financing activities for the three months ended March 31, 2009 was $1,000 due to the repayments of capital lease obligations. Also, as mentioned above, there was a non-cash financing activity related to the purchase and cancellation of 125,983 shares of our common stock for approximately $48,000. Such cash was remitted during April 2010 to cover payroll tax obligations related to the vesting of restricted stock.
     We have incurred significant operating losses and as of March 31, 2010 we had an accumulated deficit of $171.1 million. Our ability to maintain current operations is dependent upon increasing our sales from current levels. Our focus is executing upon our core and critical activities, thus operating expenses that are nonessential to our core operations have been reduced or eliminated.
     We believe our cash balance as of March 31, 2010, our projected cash flows from operations and actions we have taken to manage sales and marketing and general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:
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

     In particular, we anticipate that we will have to incur significant expenses to complete the clinical trials expected to be required to obtain FDA approval of our PHOENIX handpiece. If revenues from sales of our TMR System are not sufficient to continue our current operations and fund these clinical trials, we will need to obtain debt or equity financing, significantly reduce our operations, or abandon clinical trials for the PHOENIX handpiece.
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
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, which are based on historical experience and on other assumptions that we believe to be reasonable. In the event that any of our estimates and assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4(T).	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures at March 31, 2010 were effective in timely alerting them to the material information relating to us (or to our consolidated subsidiaries) required to be included in our periodic filings with the SEC, such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect all misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     As previously reported, CardioFocus, Inc. filed a complaint in the United States District Court for the District of Massachusetts (Case No. 1.08-cv-10285) against us and a number of other companies. In the complaint, CardioFocus alleges that we and the other defendants had previously violated patent rights allegedly held by CardioFocus. All of the asserted patents have now expired.
     On June 13, 2008, we filed requests for re-examination of the patents being asserted against us with the United States Patent and Trademark Office, or USPTO, and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the USPTO granted our reexamination requests. Reexamination requests filed by other named defendants were also granted. The USPTO has now finally concluded, and CardioFocus is not appealing, the following determinations made in reexamination: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203 are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073 are unpatentable. However, three claims being asserted by CardioFocus against us, namely, Claim 2 of the ’780 patent and Claims 2 and 7 of the ’073 patent have been confirmed by the USPTO.
     Based on a motion filed by the defendants, including us, on October 14, 2008, an order was issued by the Court staying the present litigation for one (1) year or until the re-examination is completed, which ever occurs sooner. In view of the reexamination having been completed, the Court, at a status conference held on April 22, 2010, lifted the stay that had been imposed and had further scheduled dates in connection with the litigation regarding discovery, law and motion practice, a briefing schedule and hearing for patent claim interpretation proceedings, and other key events. A settlement conference has been scheduled for October 2010 and trial is set to commence on November 7, 2011.
     We intend to defend ourselves vigorously in this action. At this time, we are unable to predict the outcome of this matter. At this time, we are of the opinion that the outcome of this matter will not have a material adverse effect on our financial position, results of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by us or will not result in a material liability.
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

CARDIOGENESIS CORPORATION Registrant
Date: May 10, 2010	/s/ Paul J. McCormick
Paul J. McCormick
Executive Chairman (Principal Executive Officer)

Date: May 10, 2010	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1 (1)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 (1)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Filed herewith.