Form 10-Q
period 2010-06-30
Cardiogenesis Corp /CA
filed 2010-08-09
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 31, 2010, there were 46,732,481 shares of the registrant’s common stock, no par value, outstanding.

CARDIOGENESIS CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,195	$2,568
Accounts receivable, net of allowance for doubtful accounts of $6	1,054	933
Inventories	817	914
Prepaids and other current assets	215	253

Total current assets	4,281	4,668
Property and equipment, net	280	341
Other assets, net	9	9

Total assets	$4,570	$5,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243	$127
Accrued salaries and related	564	604
Accrued liabilities	313	299
Deferred revenue	787	744
Note payable	—	88
Current portion of capital lease obligations	10	9

Total current liabilities	1,917	1,871
Capital lease obligations, less current portion	9	14

Total liabilities	1,926	1,885

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,739 and 45,549 shares issued and outstanding, respectively	174,313	174,217
Accumulated deficit	(171,669)	(171,084)

Total shareholders’ equity	2,644	3,133

Total liabilities and shareholders’ equity	$4,570	$5,018

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$2,429	$2,236	$5,662	$5,088
Cost of revenues	381	391	909	927

Gross profit	2,048	1,845	4,753	4,161

Operating expenses:
Research and development	270	346	558	634
Sales and marketing	1,554	1,272	3,285	2,741
General and administrative	772	789	1,471	1,645

Total operating expenses	2,596	2,407	5,314	5,020

Operating loss	(548)	(562)	(561)	(859)
Other income (expense):
Interest expense	(2)	(21)	(3)	(31)
Interest income	1	1	1	2

Total other expense, net	(1)	(20)	(2)	(29)

Loss before income taxes	(549)	(582)	(563)	(888)
Provision for income taxes	3	8	7	16

Net loss	$(552)	$(590)	$(570)	$(904)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	45,739	45,519	45,646	45,503

Diluted	45,739	45,519	45,646	45,503

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(570)	$(904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	152
Provision for doubtful accounts	—	8
Stock-based compensation expense	129	100
Changes in operating assets and liabilities:
Accounts receivable	(121)	331
Inventories	54	(18)
Prepaids and other current assets	38	106
Accounts payable	116	122
Accrued liabilities	(26)	(167)
Deferred revenue	43	(1)

Net cash used in operating activities	(202)	(271)

Cash flows from investing activities:
Acquisition of property and equipment	(31)	(9)
Proceeds from the sale of marketable securities	—	75

Net cash (used in) provided by investing activities	(31)	66

Cash flows from financing activities:
Payments for repurchase and cancellation of shares	(48)	—
Payments on note payable	(88)	—
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	—	10
Payments on capital lease obligations	(4)	(3)

Net cash (used in) provided by in financing activities	(140)	7

Net decrease in cash and cash equivalents	(373)	(198)
Cash and cash equivalents at beginning of period	2,568	2,907

Cash and cash equivalents at end of period	$2,195	$2,709

Supplemental schedule of cash flow information:
Interest paid	$1	$2

Taxes paid	$12	$5

Supplemental schedule of non-cash investing and financing activities:
Financing of property and equipment	$—	$12

Reclassification of inventories to property and equipment	$43	$146

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
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has incurred significant losses and as of June 30, 2010 it had an accumulated deficit of $171.7 million. Management believes its cash balance as of June 30, 2010 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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
     For the three and six months ended June 30, 2010, there were approximately 788,000 and 613,000 potentially dilutive shares, respectively, that were excluded from diluted loss per share as their effect would have been anti-

dilutive for the periods then ended. For the three and six months ended June 30, 2009, there were approximately 442,000 and 222,000 potentially dilutive shares, respectively.
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
Risks and Concentrations:
     Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At June 30, 2010 and December 31, 2009, no customer individually accounted for more than 10% of gross accounts receivable. For the three and six month periods ended June 30, 2010 and June 30, 2009, no customer individually accounted for more than 10% of net revenues.
     As of June 30, 2010, approximately $969,000 of the Company’s cash and cash equivalents were maintained in money market mutual funds, and approximately $1,226,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”), which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.
     After giving effect to the increased FDIC insurance, at June 30, 2010, the Company’s uninsured cash totaled approximately $1,991,000.
     The Company outsources the manufacturing and assembly of its handpieces to a single contract manufacturer. The Company also outsources the manufacturing of its laser consoles to a different single contract manufacturer.
     Certain components of laser consoles and fiber-optic handpieces are generally acquired from multiple sources. Other laser and fiber-optic components and subassemblies are purchased from single sources. Although the Company has identified alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company’s ability to manufacture its products and, therefore, would harm its business. The Company intends to continue to qualify multiple sources for components that are presently single sourced.
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
     Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for multiple element arrangements, such as sales of laser consoles and handpieces, by allocating revenue for each respective element based on its selling price and when revenue recognition criteria for each element have been met.
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
Segment Disclosures:
     The Company operates in one segment. The principal market for the Company’s products is in the United States. International sales occur primarily in Europe, Mexico and Asia and amounted to approximately $0 and $40,000 for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the Company’s international sales were $20,000 and $92,000, respectively. International sales represented less than 1% of total net revenues for both the three and six months ended June 30, 2010 and 1% and 2% of total net revenues for the three and six months ended June 30, 2009, respectively. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.
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

3. Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Raw materials	$115	$141
Work-in-process	269	192
Finished goods	433	581

Total	$817	$914

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
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of June 30, 2010, the Company is authorized to issue up to an aggregate of 12,125,000 shares under these plans.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the six months ended June 30, 2010 and 2009 were based on the following assumptions:

Six Months Ended
	June 30,	June 30,
	2010	2009
Expected term	5.36 — 5.54 years	6.30 years
Expected volatility	96.05 — 97.56%	100.86 — 102.94%
Risk-free interest rate	2.38 — 2.53%	2.11 — 2.70%
Expected dividend yield	—	—
     A summary of option activity as of June 30, 2010 and changes during the six months then ended, is presented below (in thousands except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2010	3,223	$0.49
Options granted	345	$0.37
Options exercised	—	$—
Options forfeited/canceled	(193)	$1.34

Options outstanding and expected to vest at June 30, 2010	3,375	$0.43	6.7	$260

Options exercisable at June 30, 2010	2,421	$0.50	5.8	$148

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock at period end. There were no stock options exercised during the six months ended June 30, 2010. There were 2,020,634 options outstanding and 1,371,187 exercisable options as of June 30, 2010, that were in-the-money. At June 30, 2009, there were no exercisable stock options that were in-the-money.
     The weighted average grant date fair value of options was $0.29 for both the three and six months ended June 30, 2010. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2009 was $0.17 and 0.13 per option, respectively.
     As of June 30, 2010, there was approximately $154,000, net of forfeitures, of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.2 years. For the three and six months ended June 30, 2010, the amount of stock-based compensation expense related to stock options was approximately $39,000 and $73,000, respectively as compared to $32,000 and $64,000, respectively recognized in the prior year comparative periods. There was no stock-based compensation expense related to ESPP contributions during the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, the amount of stock-based compensation expense related to ESPP contributions was approximately $0 and $12,000, respectively.
     On March 31, 2009, the Company granted awards of restricted stock to each of its employees totaling approximately 1,208,000 shares with a grant date fair value of approximately $302,000. The shares vest as to 33% of the shares on the first anniversary of the grant date, 33% of the shares on the second anniversary of the grant date and 34% of the shares on the third anniversary of the grant date. In addition, in connection with Paul McCormick’s appointment to Executive Chairman, on July 1, 2009, Mr. McCormick was granted 300,000 shares of restricted stock, with a grant date fair value of $57,000, under the Company’s Stock Option Plan. The restrictions on Mr.

McCormick’s shares of restricted stock will lapse in equal installments upon the first and second anniversaries of the date of grant. On May 17, 2010, in connection with his amended employment agreement, Mr. McCormick was granted an additional 100,000 shares of restricted stock under the Company’s Stock Option Plan. The restrictions of these shares of restricted stock will lapse on the one year anniversary of the grant date. The grant date fair value of these shares of restricted stock is $38,000.
     During the six month period ended June 30, 2010, the Company repurchased and cancelled 125,983 shares of its common stock in connection with the vesting of 315,324 shares of restricted stock. The value of the shares repurchased was approximately $48,000, based on the closing market price on the measurement date. In lieu of remitting the value of the shares to the holders, the Company used such amount to remit income tax withholdings associated with the vested shares. Accordingly, the Company recorded the aggregate original issue price of approximately $33,000 to equity and the difference of the fair value at vesting and the original issue price of approximately $15,000 to accumulated deficit.
     For the three and six months ended June 30, 2010, the stock based compensation related to the amortization of the related compensation cost of the restricted stock was approximately $29,000 and $56,000, respectively. For the three and six months ended June 30, 2009, the stock compensation related to the amortization of the related compensation cost of the restricted stock was approximately $24,000. Since shares of restricted stock are subject to cliff vesting the unvested shares as of June 30, 2010, have been excluded from the issued and outstanding shares and basic loss per share computations. As of June 30, 2010, there was approximately $193,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted average remaining vesting period of approximately 1.5 years.
     The following table summarizes the restricted stock activity for the six months ended June 30, 2010 (in thousands):

June 30,
2010
Unvested Restricted Stock Outstanding at January 1, 2010	1,256
Granted	100
Forfeited	(47)
Vested	(315)

Unvested Restricted Stock Outstanding at June 30, 2010	994

     The following table summarizes stock-based compensation expense related to stock options, restricted stock and ESPP purchases for the three and six months ended June 30, 2010 and 2009 which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Research and development	$4	$4	$8	$6
Sales and marketing	26	25	56	48
General and administrative	38	27	65	46

	$68	$56	$129	$100

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
     On June 13, 2008, Cardiogenesis filed requests for reexamination of the patents being asserted against Cardiogenesis with the United States Patent and Trademark Office (“USPTO”) and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the USPTO granted Cardiogenesis’ reexamination requests. Reexamination requests filed by other named defendants were also granted. The USPTO finally concluded and CardioFocus is not appealing the following determinations made in reexamination: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203 (the “‘203 Patent”) are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 (the “‘780 Patent”) are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073 (the “‘073 Patent”) are unpatentable. Three claims being asserted by CardioFocus against the Company, namely, Claim 2 of the ‘780 Patent and Claims 2 and 7 of the ‘073 Patent have been confirmed by the USPTO.
     In view of the reexamination having been completed, the Court, at a status conference held on April 22, 2010, issued a scheduling order scheduling dates in connection with the litigation regarding discovery, law and motion practice, a briefing schedule and hearing for patent claim interpretation proceedings, and other key events. A settlement conference has been scheduled for October 2010 and trial is set to commence on November 7, 2011.
     Since the Court’s issuance of the scheduling order, the parties have engaged and continue to engage in discovery. Cardiogenesis has further filed two (2) further reexamination requests seeking to invalidate the remaining claims of the ‘780 Patent and ‘073 Patent being asserted against Cardiogenesis. The reexamination requests were filed on June 30, 2010, and are based, in part, on newly identified prior art not previously considered by the USPTO. A determination as to whether Cardiogenesis’ reexamination requests will be granted is expected by September 30, 2010.
     The Company intends to defend itself vigorously in this action. At this time, the Company is unable to predict the outcome of this matter. At this time, the Company believes that the outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by the Company or will not result in a material liability.
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
     Effective July 1, 2009, the Company entered into an employment agreement with Mr. McCormick whereby he agreed to serve as the Executive Chairman of the Board of Directors and principal executive officer of the Company. Under the terms of the employment agreement, Mr. McCormick was entitled to an annual base salary of $250,000, provided that he devotes at least 75% of his time to his duties and responsibilities as Executive Chairman under the employment agreement. Mr. McCormick is entitled to receive certain benefits which will include, at a minimum, medical insurance for Mr. McCormick and his spouse, as well as no less than three weeks paid vacation per year. In addition, Mr. McCormick is entitled to be reimbursed for all reasonable expenses incurred by him in respect of his services to the Company under the employment agreement. The employment agreement had an initial term of one year, which term is automatically renewed for successive additional one year periods, unless terminated upon 30 days written notice by either Mr. McCormick or the Company. In connection with Mr. McCormick’s appointment to Executive Chairman, the Board of Directors granted him 300,000 shares of restricted stock under the Company’s Stock Option Plan. The restrictions on Mr. McCormick’s shares of restricted stock lapse in equal instalments upon the first and second anniversaries of the date of grant.
     Effective July 1, 2010, the Company entered into an amendment to the employment agreement dated as of July 1, 2009 by and between the Company and Mr. McCormick, pursuant to which the Company and Mr. McCormick agreed to the following changes to his employment agreement: (i) Mr. McCormick will receive an annual base salary of $200,000, which represents a decrease of $50,000 per year. In conjunction with the amended agreement, on May 17, 2010, the Board of Directors approved a grant of 100,000 shares of restricted stock under the Corporation’s Stock Option Plan, with such restrictions lapsing after one year from the date of grant, and an option to purchase 100,000 shares of common stock, which would vest in full on the first anniversary of the date of grant.
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
     The Company entered into a consulting agreement with Dr. Marvin Slepian, a member of the Company’s Board of Directors, dated April 1, 2010 and effective March 24, 2010. Pursuant to the agreement, Dr. Slepian will provide consulting services at the Company’s direction relating to basic and clinical scientific initiatives as well as development of certain scientific and educational materials. In consideration for such services, the Company will pay Dr. Slepian $400 per hour up to a maximum of $2,500 per day. The agreement may be terminated by either party upon thirty days written notice. For both the three and six months ended June 30, 2010, the Company paid Dr. Slepian a total of $2,500 for consulting services half of which is included in research and development expenses and the other half is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
Overview
     We design, develop and distribute laser-based surgical products and disposable fiber-optic accessories for the treatment of cardiac ischemia associated with advanced cardiovascular disease. Transmyocardial revascularization or TMR, is a surgical procedure, in which transmural channels are made in heart muscle that cannot be treated by conventional methods and has been proven to reduce angina in selected patients. Many experts believe the mechanism of action for the relief of symptoms is a combination of denervation and angiogenesis.
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
     In addition, we continue our research and development activities in an effort to develop new technologies for the treatment of cardiac ischemia. We submitted an IDE application in December 2009, to begin a U.S. clinical trial for the PHOENIX handpiece; a product that combines TMR as tissue stimulation combined with the intramyocardial delivery of biologics or stem cells. We are currently investing resources to support our domestic strategy. We believe that, if the PHOENIX handpiece can ultimately obtain FDA marketing approval it will be the core product to enable us to achieve our desired future growth.
     As of June 30, 2010, we had an accumulated deficit of $171.7 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
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
     Net revenues of $2,429,000 for the three months ended June 30, 2010 increased $193,000, or 9%, when compared to net revenues of $2,236,000 for the three months ended June 30, 2009. The increase in sales was primarily attributed to an increase in handpiece revenue for the three month period ended June 30, 2010, as compared to the prior year. We refocused our sales strategy in 2009 to emphasize sales of our handpieces, particularly to focus on increasing penetration of accounts with previously installed laser consoles.
     For the three months ended June 30, 2010, domestic handpiece revenue increased by $179,000, or 9%. In the second quarter of 2010, domestic handpiece revenue was $2,081,000, inclusive of $135,000 in sales of product to customers operating under our loaned laser program. In the second quarter of 2009, domestic handpiece revenue was $1,902,000, inclusive of $124,000 in sales of product to customers operating under our loaned laser program. For the three months ended June 30, 2010 laser sales were $59,000 as compared to no laser sales in the three months ended June 30, 2009.
     There were no international sales during the three months ended June 30, 2010, as compared to $20,000 of international sales in the three months ended June 30, 2009. In addition, service and other revenue of $289,000 decreased $25,000 for the three months ended June 30, 2010, when compared to $314,000 for the quarter ended June 30, 2009.
     Net revenues of $5,662,000 for the six months ended June 30, 2010 increased $574,000, or 11%, when compared to net revenues of $5,088,000 for the six months ended June 30, 2009. This increase can also be attributed to an increase in domestic handpiece revenue.
     For the six months ended June 30, 2010, domestic handpiece revenue increased by $671,000 or 19% and domestic laser revenue increased by $7,000 compared to the six months ended June 30, 2009. In the first six months of 2010, domestic handpiece revenue was $4,271,000, inclusive of $373,000 in sales of product to customers operating under our loaned laser program. In the first six months of 2009, domestic handpiece revenue was $3,600,000, inclusive of $235,000 in sales of product to customers operating under our loaned laser program.
     International sales, accounting for less than 1% of net revenues for the six months ended June 30, 2010, decreased $52,000, or 57%, as compared to the prior year period. In addition, service and other revenue of $578,000 decreased $52,000 for the six months ended June 30, 2010 when compared to $630,000 for the six months ended June 30, 2009.
Gross Margin
     Gross margin, which was of 84% of net revenues for the three months ended June 30, 2010, was higher than our gross margin of 83% of net revenues for the three months ended June 30, 2009. Gross profit in absolute dollars increased by $203,000 to $2,048,000 for the current year second quarter as compared with $1,845,000 for the 2009 second quarter. For the six months ended June 30, 2010, the gross margin percentage increased to 84% of net revenues as compared to 82% of net revenues for the six months ended June 30, 2009. Gross profit in absolute dollars increased by $592,000 to $4,753,000 for the six months ended June 30, 2010, as compared to $4,161,000 for the six months ended June 30, 2009. The increase in the gross margin percentage for the second quarter was primarily attributed to a higher average selling price on handpieces.
Research and Development
     Research and development expense consists of expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.
     For the three months ended June 30, 2010, research and development expenditures of $270,000 decreased $76,000, or 22%, when compared to $346,000 for the three months ended June 30, 2009. As a percentage of revenues, research and development expenditures were 11% during the three months ended June 30, 2010 as compared to 15% for the prior year period. For the six months ended June 30, 2010, research and development expenditures of $558,000 decreased $76,000 or 12% when compared to $634,000 for the six months ended June 30, 2009. As a percentage of revenues, research and development expenditures were 10% for the six months ended June 30, 2010 as compared to 12% for the prior year period. The dollar decrease for the three and six months ended June 30, 2010 was primarily attributed to prior year submissions to the Food and Drug Administration related to the Premarket Approval Application for the PEARL 8.0 handpiece and the pre-Investigational Device Exemption to initiate a feasibility trial for the PHOENIX handpiece.
Sales and Marketing
     Sales and marketing expense consists of salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing, and service employees and other sales, general and administrative expenses directly associated with the sales, marketing, and service departments.
     For the three months ended June 30, 2010, sales and marketing expenditures of $1,554,000 increased $282,000, or 22%, when compared to $1,272,000 for the three months ended June 30, 2009. As a percentage of revenues, sales and marketing expenditures were 64% during the three months ended June 30, 2010 as compared to 57% for the prior year period. The increase in sales and marketing expenditures for the three months ended June 30, 2010 as compared to the prior year period was primarily due to a $99,000 increase in salary and other employee related expenses as a result of increased headcount as well as higher commissions expense related to the increase in net revenues.
     For the six months ended June 30, 2010, sales and marketing expenditures of $3,285,000 increased $544,000, or 20%, when compared to $2,741,000 for the six months ended June 30, 2009. As a percentage of revenues, sales and marketing expenditures were 58% as compared to 54% for the prior year period. The dollar and percentage increase in sales and marketing expenditures for the six month periods was also a result of increased headcount which led to higher salaries and wage expense as well as higher travel and entertainment expense. Salaries and wage expense was also higher for the six months ended June 30, 2010, due to higher commission expense as a result of the increase in net revenues.
General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the three months ended June 30, 2010, general and administrative expenditures totaled $772,000, or 32% of net revenues, as compared to $789,000, or 35% of net revenues, during the three months ended June 30, 2009. This represents a decrease of $17,000, or 2%. For the six months ended June 30, 2010, general and administrative expenditures totaled $1,471,000 or 26% of net revenues as compared to $1,645,000, or 32% of net revenues, for the six months ended June 30, 2009. The decrease for the three month and six month periods was primarily a result of a reduced headcount which led to lower salaries and wages expense.
Liquidity and Capital Resources
     At June 30, 2010, we had cash and cash equivalents of $2,195,000 compared to $2,568,000 at December 31, 2009, a decrease of $373,000. During the six months ended June 30, 2010, cash used in operating activities totaled $202,000, which primarily resulted from a net loss of $570,000 and an increase in accounts receivable, partially offset by an increase in accounts payable and a reduction in inventory levels. During the six months ended June 30, 2009 cash used in operating activities totaled $271,000, which primarily resulted from a decrease in accrued liabilities offset by a decrease in accounts receivable, a decrease in prepaids and other current assets, and an increase in accounts payable.
     Cash used in investing activities during the six months ended June 30, 2010 was $31,000 due to property and equipment purchases. Cash provided by investing activities during the six months ended June 30, 2009 was $66,000 primarily due to the redemption of investments in marketable securities.
     Cash used in financing activities during the six months ended June 30, 2010 was $140,000, which primarily consisted of repayment of $88,000 related to the short term note payable and $48,000 related to the purchase and cancellation of 125,983 shares of our common stock for the payment of income tax withholdings due upon the vesting of restricted stock issued to employees. Cash provided by investing activities during the six months ended June 30, 2009 was $7,000 which represented proceeds from purchases of common stock under the Employee Stock Purchase Plan
     We have incurred significant operating losses and as of June 30, 2010 we had an accumulated deficit of $171.7 million. Our ability to maintain current operations is dependent upon increasing our sales from current levels. Our focus is executing upon our core and critical activities, thus operating expenses that are nonessential to our core operations have been reduced or eliminated.
     We believe our cash balance as of June 30, 2010, cash receipts from sales of our products, and actions we have taken to manage sales and marketing and general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:
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

     In particular, we anticipate that we will have to incur significant expenses to complete the clinical trials expected to be required to obtain FDA approval of our PHOENIX handpiece. If revenues from sales of our products are not sufficient to continue our current operations and fund these clinical trials, we will need to obtain debt or equity financing, significantly reduce our operations, or abandon clinical trials for the PHOENIX handpiece.
     We will have a continuing need for new infusions of cash if we incur losses or are otherwise unable to generate positive cash flow from operations in the future. We plan to increase our sales through successful execution of our refocused sales strategy and achieving regulatory approval for the PHOENIX handpiece. If these efforts are unsuccessful, we will be unable to significantly increase our revenues and may have to obtain additional financing to continue our operations or scale back our operations. Due to the current economic conditions, it has become very difficult for companies to obtain debt financing on reasonable terms, if at all. In addition, it may be difficult for us to obtain significant equity financing as a result of our low trading price and trading volume combined with our stock not being listed on a national securities exchange, such as NYSE Amex or NASDAQ. As a result, we may not be able to obtain additional financing if required, or even if we were to obtain any financing, it may contain burdensome restrictions on our business, in the case of debt financing, or result in significant dilution, in the case of equity financing.
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
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures at June 30, 2010 were effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the SEC, such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On June 13, 2008, we filed requests for re-examination of the patents being asserted against us with the United States Patent and Trademark Office, or USPTO, and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the USPTO granted our reexamination requests. Reexamination requests filed by other named defendants were also granted. The USPTO has now finally concluded, and CardioFocus is not appealing, the following determinations made in reexamination: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203 are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073 are unpatentable. However, three claims being asserted by CardioFocus against us, namely, Claim 2 of the ‘780 patent and Claims 2 and 7 of the ‘073 patent have been confirmed by the USPTO.
     In view of the re-examination having been completed, the Court, at a status conference held on April 22, 2010, issued a scheduling order scheduling dates in connection with the litigation regarding discovery, law and motion practice, a briefing schedule and hearing for patent claim interpretation proceedings, and other key events. A settlement conference has been scheduled for October 2010 and trial is set to commence on November 7, 2011.
     Since the Court’s issuance of the scheduling order, the parties have engaged and continue to engage in discovery. We have further filed two (2) further reexamination requests seeking to invalidate the remaining claims of the ‘780 Patent and ‘073 Patent being asserted against us. The reexamination requests were filed on June 30, 2010, and are based, in part, on newly identified prior art not previously considered by the USPTO. A determination as to whether our reexamination requests will be granted is expected by September 30, 2010.
     We intend to defend ourselves vigorously in this action. At this time, we are unable to predict the outcome of this matter. At this time, we believe that the outcome of this matter will not have a material adverse effect on our financial position, results of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by us or will not result in a material liability.
Item 6. Exhibits
     The exhibits below are filed or incorporated herein by reference.

Exhibit No.	Description
10.1	Amendment to Employment Agreement between Cardiogenesis Corporation and Paul McCormick, dated as of May 17, 2010 (incorporated by reference to Cardiogenesis’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2010).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOGENESIS CORPORATION Registrant
Date: August 09, 2010	/s/ Paul J. McCormick
Paul J. McCormick
Executive Chairman (Principal Executive Officer)

Date: August 09, 2010	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment to Employment Agreement between Cardiogenesis Corporation and Paul McCormick, dated as of May 17, 2010 (incorporated by reference to Cardiogenesis’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2010).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.