Form 10-Q
period 2010-09-30
Cardiogenesis Corp /CA
filed 2010-11-05
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of October 31, 2010, there were 46,691,249 shares of the registrant’s common stock, no par value, outstanding.

CARDIOGENESIS CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,139	$2,568
Accounts receivable, net of allowance for doubtful accounts of $10 and $6, respectively	1,137	933
Inventories	768	914
Prepaids and other current assets	462	253

Total current assets	4,506	4,668
Property and equipment, net	248	341
Other assets, net	9	9

Total assets	$4,763	$5,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$127
Accrued salaries and related	559	604
Accrued liabilities	362	299
Deferred revenue	704	744
Note payable	177	88
Current portion of capital lease obligations	10	9

Total current liabilities	2,194	1,871
Capital lease obligations, less current portion	5	14

Total liabilities	2,199	1,885

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,888 and 45,549 shares issued and outstanding, respectively	174,387	174,217
Accumulated deficit	(171,823)	(171,084)

Total shareholders’ equity	2,564	3,133

Total liabilities and shareholders’ equity	$4,763	$5,018

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$2,764	$2,134	$8,426	$7,222
Cost of revenues	454	380	1,363	1,307

Gross profit	2,310	1,754	7,063	5,915

Operating expenses:
Research and development	272	379	830	1,013
Sales and marketing	1,443	1,363	4,728	4,104
General and administrative	740	730	2,211	2,375

Total operating expenses	2,455	2,472	7,769	7,492

Operating loss	(145)	(718)	(706)	(1,577)
Other income (expense):
Interest expense	—	(4)	(3)	(35)
Interest income	—	1	1	3
Other non-operating expense	(2)	(20)	(2)	(20)

Total other expense, net	(2)	(23)	(4)	(52)

Loss before provision for income taxes	(147)	(741)	(710)	(1,629)
Provision for income taxes	7	(2)	14	14

Net loss	$(154)	$(739)	$(724)	$(1,643)

Net loss per share:
Basic	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic	45,928	45,549	45,727	45,519

Diluted	45,928	45,549	45,727	45,519

See accompanying notes.

CARDIOGENESIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(724)	$(1,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	193	233
Provision for doubtful accounts	4	10
Stock-based compensation expense	203	156
Changes in operating assets and liabilities:
Accounts receivable	(208)	379
Inventories	81	15
Prepaids and other current assets	(10)	197
Accounts payable	255	138
Accrued liabilities	18	(83)
Deferred revenue	(40)	171

Net cash used in operating activities	(228)	(427)

Cash flows from investing activities:
Acquisition of property and equipment	(35)	(24)
Proceeds from the sale of marketable securities	—	75

Net cash (used in) provided by investing activities	(35)	51

Cash flows from financing activities:
Shares withheld to satisfy income tax withholding obligations	(48)	—
Payments on note payable	(110)	(18)
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	—	10
Payments on capital lease obligations	(8)	(6)

Net cash (used in) provided by in financing activities	(166)	(14)

Net decrease in cash and cash equivalents	(429)	(390)
Cash and cash equivalents at beginning of period	2,568	2,907

Cash and cash equivalents at end of period	$2,139	$2,517

Supplemental schedule of cash flow information:
Interest paid	$2	$2

Taxes paid	$12	$6

Supplemental schedule of non-cash investing and financing activities:
Financing of insurance premiums under note payable	$199	$158

Financing of property and equipment	$—	$12

Reclassification of inventories to property and equipment	$65	$165

See accompanying notes.

CARDIOGENESIS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Nature of Operations:
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
     These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has incurred significant losses and as of September 30, 2010 it had an accumulated deficit of $171.8 million. Management believes its cash balance as of September 30, 2010 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
     However, the Company may require additional financing in the future if revenues are not as expected or the Company’s costs exceed its estimates. In particular, the Company expects to incur significant costs in connection with its planned clinical trials for the PHOENIX handpiece and if the Company is not able to significantly increase its revenues, it will have to obtain additional financing to fund the clinical trials or abandon the clinical trials. There can be no assurance that the Company will be able to obtain additional debt or equity financing if and when needed or on terms acceptable to the Company. Any additional debt or equity financing may involve substantial dilution to the Company’s shareholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve consistent profitability. The failure to achieve these goals could have a material adverse effect on the business, operating results and financial condition.
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

     For the three and nine months ended September 30, 2010, there were approximately 673,000 and 704,000 potentially dilutive shares, respectively, that were excluded from diluted loss per share as their effect would have been anti-dilutive for the periods then ended. For the three and nine months ended September 30, 2009, there were approximately 716,000 and 418,000 potentially dilutive shares, respectively.
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
Risks and Concentrations:
     Cardiogenesis sells its products to hospitals and other healthcare providers primarily in the United States. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At September 30, 2010 and December 31, 2009, no customer individually accounted for more than 10% of gross accounts receivable. For the three and nine month periods ended September 30, 2010 and September 30, 2009, no customer individually accounted for more than 10% of net revenues.
     As of September 30, 2010, approximately $969,000 of the Company’s cash and cash equivalents were maintained in money market mutual funds, and approximately $1,170,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”), which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.
     After giving effect to the increased FDIC insurance, at September 30, 2010, the Company’s uninsured cash totaled approximately $1,985,000.
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
Segment Disclosures:
     The Company operates in one segment. The principal market for the Company’s products is in the United States. International sales occur primarily in Europe, Mexico and Asia and amounted to approximately $7,000 and $47,000 for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, the Company’s international sales were $4,000 and $96,000, respectively. International sales represented less than 1% of total net revenues for both the three and nine months ended September 30, 2010 and less than 1% and approximately 1% of total net revenues for the three and nine months ended September 30, 2009, respectively. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.
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
3.	Inventories:
     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Raw materials	$115	$141
Work-in-process	174	192
Finished goods	479	581

Total	$768	$914

4.	Stock-Based Compensation:
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
Description of Plans
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of September 30, 2010, the Company is authorized to issue up to an aggregate of 12,125,000 shares under these plans.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the nine months ended September 30, 2010 and 2009 were based on the following assumptions:

Nine Months Ended
	September 30,	September 30,
	2010	2009
Expected term	5.36 — 5.56 years	6.27 — 6.35 years
Expected volatility	96.05 — 97.59%	97.6 — 105.51%
Risk-free interest rate	1.80 — 2.53%	1.63 — 2.84%
Expected dividend yield	—	—
     A summary of option activity as of September 30, 2010 and changes during the nine months then ended, is presented below (in thousands except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2010	3,223	$0.49
Options granted	420	$0.37
Options exercised	—	$—
Options forfeited/canceled	(425)	$0.80

Options outstanding and expected to vest at September 30, 2010	3,218	$0.43	5.95	$42

Options exercisable at September 30, 2010	2,299	$0.50	5.10	$26

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock at period end. There were no stock options exercised during the nine months ended September 30, 2010. There were 1,165,000 options outstanding and 742,846 exercisable options as of September 30, 2010, that were in-the-money. At September 30, 2009, there were no exercisable stock options that were in-the-money.
     The weighted average grant date fair value of options was $0.26 and $0.28 for the three and nine months ended September 30, 2010, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2009 was $0.18 and 0.14 per option, respectively.
     As of September 30, 2010, there was approximately $132,000, net of forfeitures, of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.1 years. For the three and nine months ended September 30, 2010, the amount of stock-based compensation expense related to stock options was approximately $41,000 and $114,000, respectively as compared to $31,000 and $95,000, respectively recognized in the prior year comparative periods. There was no stock-based compensation expense related to ESPP contributions during the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, the amount of stock-based compensation expense related to ESPP contributions was approximately $0 and $12,000, respectively.

     On March 31, 2009, the Company granted awards of restricted stock to each of its employees totaling approximately 1,208,000 shares with a grant date fair value of approximately $302,000. The shares vest as to 33% of the shares on the first anniversary of the grant date, 33% of the shares on the second anniversary of the grant date and 34% of the shares on the third anniversary of the grant date. In addition, in connection with Paul McCormick’s appointment to Executive Chairman on July 1, 2009, Mr. McCormick was granted 300,000 shares of restricted stock, with a grant date fair value of $57,000, under the Company’s Stock Option Plan. The restrictions on Mr. McCormick’s shares of restricted stock will lapse in equal installments upon the first and second anniversaries of the date of grant. On May 17, 2010, in connection with his amended employment agreement, Mr. McCormick was granted an additional 100,000 shares of restricted stock under the Company’s Stock Option Plan. The restrictions of these shares of restricted stock will lapse on the one year anniversary of the grant date. The grant date fair value of these shares of restricted stock was $38,000.
     During the nine month period ended September 30, 2010, the Company withheld 125,983 shares of its common stock upon the vesting of 315,324 shares of restricted stock to satisfy its income tax withholding obligations. The value of the shares withheld was approximately $48,000, based on the closing market price on the measurement date. Accordingly, the Company recorded the aggregate original issue price of approximately $33,000 to equity and the difference of the fair value at vesting and the original issue price of approximately $15,000 to accumulated deficit.
     For the three and nine months ended September 30, 2010, the stock based compensation related to the amortization of the related compensation cost of the restricted stock was approximately $33,000 and $89,000, respectively. For the three and nine months ended September 30, 2009, the stock compensation related to the amortization of the related compensation cost of the restricted stock was approximately $25,000 and $49,000, respectively. Since shares of restricted stock are subject to vesting, the unvested shares as of September 30, 2010 have been excluded from the issued and outstanding shares and basic loss per share computations. As of September 30, 2010, there was approximately $150,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted average remaining vesting period of approximately 1.2 years.
     The following table summarizes the restricted stock activity for the nine months ended September 30, 2010 (in thousands):

September 30,
2010
Unvested Restricted Stock Outstanding at January 1, 2010	1,256
Granted	100
Forfeited	(88)
Vested	(465)

Unvested Restricted Stock Outstanding at September 30, 2010	803

     The following table summarizes stock-based compensation expense related to stock options, restricted stock and ESPP purchases for the three and nine months ended September 30, 2010 and 2009 which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Research and development	$6	$4	$14	$10
Sales and marketing	20	24	76	72
General and administrative	48	28	113	74

	$74	$56	$203	$156

5.	Legal Matters:
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
     In view of the reexamination having been completed, the Court, at a status conference held on April 22, 2010, issued a scheduling order scheduling dates in connection with the litigation regarding discovery, law and motion practice, a briefing schedule and hearing for patent claim interpretation proceedings, and other key events. A settlement conference has been scheduled for November 9, 2010 and trial is set to commence on November 7, 2011.
     Since the Court’s issuance of the scheduling order, the parties have engaged and continue to engage in discovery. The parties are further exchanging infringement and non-infringement contentions, as well as clam term constrictions. Cardiogenesis has further filed four further reexamination requests seeking to invalidate the remaining claims of the ‘780 Patent and ‘073 Patent being asserted against Cardiogenesis. Two of the reexamination requests were filed on June 30, 2010, and two others were filed on October 15, 2010. These further reexamination requests are based, in part, on newly identified prior art not previously considered by the USPTO.
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
     Effective July 1, 2009, the Company entered into an employment agreement with Mr. McCormick whereby he agreed to serve as the Executive Chairman of the Board of Directors and principal executive officer of the Company. Under the terms of the employment agreement, Mr. McCormick was entitled to an annual base salary of $250,000, provided that he devotes at least 75% of his time to his duties and responsibilities as Executive Chairman under the employment agreement. Mr. McCormick is entitled to receive certain benefits which will include, at a minimum, medical insurance for Mr. McCormick and his spouse, as well as no less than three weeks paid vacation per year. In addition, Mr. McCormick is entitled to be reimbursed for all reasonable expenses incurred by him in respect of his services to the Company under the employment agreement. The employment agreement had an initial term of one year, which term is automatically renewed for successive additional one year periods, unless terminated upon 30 days written notice by either Mr. McCormick or the Company. In connection with Mr. McCormick’s appointment to Executive Chairman, the Board of Directors granted him 300,000 shares of restricted stock under the Company’s Stock Option Plan. The restrictions on Mr. McCormick’s shares of restricted stock lapse in equal installments upon the first and second anniversaries of the date of grant.

     Effective July 1, 2010, the Company entered into an amendment to the employment agreement dated as of July 1, 2009 by and between the Company and Mr. McCormick, pursuant to which the Company and Mr. McCormick agreed to the following changes to his employment agreement: (i) Mr. McCormick will receive an annual base salary of $200,000, which represents a decrease of $50,000 per year. In conjunction with the amended agreement, on May 17, 2010, the Board of Directors approved a grant of 100,000 shares of restricted stock under the Company’s Stock Option Plan, with such restrictions lapsing after one year from the date of grant, and an option to purchase 100,000 shares of common stock, which would vest in full on the first anniversary of the date of grant.
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
     The Company entered into a consulting agreement with Dr. Marvin Slepian, a member of the Company’s Board of Directors, dated April 1, 2010 and effective March 24, 2010. Pursuant to the agreement, Dr. Slepian will provide consulting services at the Company’s direction relating to basic and clinical scientific initiatives as well as development of certain scientific and educational materials. In consideration for such services, the Company will pay Dr. Slepian $400 per hour up to a maximum of $2,500 per day. The agreement may be terminated by either party upon thirty days written notice. For both the three and nine months ended September 30, 2010, the Company paid Dr. Slepian a total of $0 and $2,500, respectively, for consulting services half of which is included in research and development expenses and the other half is included in sales and marketing expenses in the accompanying consolidated statements of operations.
7.	Commitments:
     Effective September 15, 2010, the Company entered into an agreement with the Texas Heart Institute (THI), whereby the Company will sponsor biocompatibility and animal safety studies to support the PHOENIX Investigational Device Exemption to the Food and Drug Administration. In consideration for such services, the Company will pay THI total project funds not to exceed $651,000. The agreement will terminate on June 30, 2011, but may be extended for an additional term by the mutual written consent of both parties. The agreement may be terminated by either party upon thirty days written notice.
8.	Subsequent Event:
     On November 2, 2010, the Company was awarded a research grant of approximately $244,500 from the Qualifying Therapeutic Discovery Project (QTDP) Program.
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

Overview
     We design, develop and distribute laser-based surgical products and disposable fiber-optic delivery systems (handpieces) for the treatment of diffuse coronary artery disease. Transmyocardial revascularization, or TMR, is a surgical procedure, in which transmural channels are made in heart muscle that cannot be treated by conventional methods and has been proven to reduce angina in selected patients.
     We have received both FDA approval and a CE mark for our products. Hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.
     We generate the majority of our revenue from sales of our laser consoles and our disposable handpiece units. In 2009, we refocused our sales strategy in 2009 to emphasize sales of our handpieces, particularly to focus on increasing penetration of accounts with previously installed laser consoles. In combination with the emphasis on sales of handpieces, we have also become more active in conducting and sponsoring professional seminars to educate cardiac surgeons, as well as cardiologists that refer patients to the cardiac surgeon for treatment. Cardiologists are the gatekeepers for patients with cardiac disease and must be updated on the data and clinical benefits of TMR. We believe this refocused strategy will be effective in growing our revenue over the long term.
     In addition, we continue our research and development activities in an effort to develop new technologies for the treatment of cardiac ischemia. We submitted an IDE application in December 2009, to begin a U.S. clinical trial for the PHOENIX handpiece; a product that combines TMR as tissue stimulation with the intramyocardial delivery of biologics or stem cells. We are currently investing resources to support our domestic strategy. We believe that if the PHOENIX handpiece can ultimately obtain FDA marketing approval it will be the core product to enable us to achieve our desired future growth.
     As of September 30, 2010, we had an accumulated deficit of $171.8 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
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
     Net revenues of $2,764,000 for the three months ended September 30, 2010 increased $630,000, or 30%, when compared to net revenues of $2,134,000 for the three months ended September 30, 2009. The increase in sales was attributed to both an increase in handpiece revenue for the three month period ended September 30, 2010, as compared to the prior year as well as absence of laser sales in the prior year period. We refocused our sales strategy in 2009 to emphasize sales of our handpieces, particularly to focus on increasing penetration of accounts with previously installed laser consoles. Going forward we anticipate continued growth in handpiece sales, however we expect net revenue to fluctuate quarter to quarter depending on quarterly capital equipment sales.
     For the three months ended September 30, 2010, domestic handpiece revenue increased by $319,000, or 17%, compared to the prior year period. In the third quarter of 2010, domestic handpiece revenue was $2,147,000, inclusive of $271,000 in sales of product to customers operating under our loaned laser program. In the third quarter of 2009, domestic handpiece revenue was $1,828,000, inclusive of $126,000 in sales of product to customers operating under our loaned laser program. For the three months ended September 30, 2010 sales of our laser consoles were $295,000 as compared to no sales of laser consoles in the three months ended September 30, 2009.

     International sales, which accounted for less than 1% of net revenues for the three months ended September 30, 2010, were consistent with the prior year period. In addition, service and other revenue of $315,000 increased $12,000 for the three months ended September 30, 2010, when compared to $303,000 for the quarter ended September 30, 2009.
     Net revenues of $8,426,000 for the nine months ended September 30, 2010 increased $1,204,000, or 17%, when compared to net revenues of $7,222,000 for the nine months ended September 30, 2009. This increase can be attributed to an increases in both domestic handpiece and sales of our laser consoles.
     For the nine months ended September 30, 2010, domestic handpiece revenue increased by $989,000 or 18% and domestic laser revenue increased by $302,000 compared to the nine months ended September 30, 2009. In the first nine months of 2010, domestic handpiece revenue was $6,417,000, inclusive of $644,000 in sales of product to customers operating under our loaned laser program. In the first nine months of 2009, domestic handpiece revenue was $5,428,000, inclusive of $361,000 in sales of product to customers operating under our loaned laser program.
     International sales, which accounted for less than 1% of net revenues for the nine months ended September 30, 2010, decreased $48,000, or 51%, as compared to the prior year period. In addition, service and other revenue of $893,000 decreased $40,000 for the nine months ended September 30, 2010 when compared to $933,000 for the nine months ended September 30, 2009.
Gross Margin
     Gross margin, which was of 84% of net revenues for the three months ended September 30, 2010, was higher than our gross margin of 82% of net revenues for the three months ended September 30, 2009. Gross profit in absolute dollars increased by $556,000 to $2,310,000 for the current year third quarter as compared with $1,754,000 for the 2009 third quarter. For the nine months ended September 30, 2010, the gross margin percentage increased to 84% of net revenues as compared to 82% of net revenues for the nine months ended September 30, 2009. Gross profit in absolute dollars increased by $1,148,000 to $7,063,000 for the nine months ended September 30, 2010, as compared to $5,915,000 for the nine months ended September 30, 2009. The increase in the gross margin percentage for the third quarter was primarily attributed to a higher average selling price on handpieces. We anticipate gross margins to remain constant going forward.
Research and Development
     Research and development expense consists of expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.
     For the three months ended September 30, 2010, research and development expenses of $272,000 decreased $107,000, or 28%, when compared to $379,000 for the three months ended September 30, 2009. As a percentage of revenues, research and development expenses were 10% during the three months ended September 30, 2010 as compared to 18% for the prior year period. For the nine months ended September 30, 2010, research and development expenses of $830,000 decreased $183,000 or 18% when compared to $1,013,000 for the nine months ended September 30, 2009. As a percentage of revenues, research and development expenses were 10% for the nine months ended September 30, 2010 as compared to 14% for the prior year period. The dollar decrease for the three and nine months ended September 30, 2010 was primarily attributed to prior year submissions to the Food and Drug Administration related to the Premarket Approval Application for the PEARL 8.0 handpiece and the pre-Investigational Device Exemption to initiate a feasibility trial for the PHOENIX handpiece. As we start the PHOENIX feasibility trial in Europe and the biocompatibility and animal safety studies at the Texas Heart Institute, we anticipate an increase in research and development expense over the next several quarters.
Sales and Marketing
     Sales and marketing expense consists of salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing, and service employees and other sales, general and administrative expenses directly associated with the sales, marketing, and service departments.

     For the three months ended September 30, 2010, sales and marketing expenses of $1,443,000 increased $80,000, or 6%, when compared to $1,363,000 for the three months ended September 30, 2009. As a percentage of revenues, sales and marketing expenses were 52% during the three months ended September 30, 2010 as compared to 64% for the prior year period. The increase in sales and marketing expenses for the three months ended September 30, 2010 as compared to the prior year period was primarily due to a $142,000 increase in salary and other employee related expenses as a result of increased headcount as well as higher commissions expense related to the increase in net revenues and partially offset by a $59,000 decrease in advertising and marketing expenses.
     For the nine months ended September 30, 2010, sales and marketing expenses of $4,728,000 increased $624,000, or 15%, when compared to $4,104,000 for the nine months ended September 30, 2009. As a percentage of revenues, sales and marketing expenses were 56% as compared to 57% for the prior year period. The dollar and percentage increase in sales and marketing expenses for the nine month periods was also a result of increased headcount which led to higher salaries and wage expense as well as higher travel and entertainment expense. Salaries and wage expense was also higher for the nine months ended September 30, 2010, due to higher commission expense as a result of the increase in net revenues. As a large portion of sales and marketing expenses are directly related to revenue, we anticipate expenses to fluctuate with revenues but trend downward as a percent of net revenues as sales increase.
General and Administrative
     General and administrative expenses represent all other operating expenses not included in research and development or sales and marketing expenses. For the three months ended September 30, 2010, general and administrative expenses totaled $740,000, or 27% of net revenues, as compared to $730,000, or 34% of net revenues, during the three months ended September 30, 2009. This represents an increase of $10,000, or 1%. For the nine months ended September 30, 2010, general and administrative expenses totaled $2,211,000 or 26% of net revenues as compared to $2,375,000, or 33% of net revenues, for the nine months ended September. 30, 2009. The decrease for the nine month period was primarily a result of a reduced headcount which led to lower salaries and wages expense. We anticipate general and administrative expenses in absolute dollars to remain relatively constant going forward.
Liquidity and Capital Resources
     At September 30, 2010, we had cash and cash equivalents of $2,139,000 compared to $2,568,000 at December 31, 2009, a decrease of $429,000. During the nine months ended September 30, 2010, cash used in operating activities totaled $228,000, which primarily resulted from a net loss of $724,000 and an increase in accounts receivable, partially offset by an increase in accounts payable and a reduction in inventory levels. During the nine months ended September 30, 2009 cash used in operating activities totaled $427,000, which primarily resulted from a net loss of $1,643,000 partially offset by decreases in accounts receivable, inventory, and prepaids and other current assets and increases in accounts payable and deferred revenue.
     Cash used in investing activities during the nine months ended September 30, 2010 was $35,000 due to property and equipment purchases. Cash provided by investing activities during the nine months ended September 30, 2009 was $51,000 primarily due to the redemption of investments in marketable securities.
     Cash used in financing activities during the nine months ended September 30, 2010 was $166,000, which primarily consisted of repayment of $110,000 related to the short term note payable and $48,000 related to the withholding of 125,983 shares of our common stock for the payment of income tax withholdings due upon the vesting of restricted stock issued to employees. Cash used by financing activities during the nine months ended September 30, 2009 was $14,000 which consisted of payments on the short term note payable and capital lease obligations partially offset by proceeds from purchases of common stock under the Employee Stock Purchase Plan.
     We have incurred significant operating losses and as of September 30, 2010 we had an accumulated deficit of $171.8 million. Our ability to maintain current operations is dependent upon increasing our sales from current levels. Our focus is executing upon our core and critical activities, thus operating expenses that are nonessential to our core operations have been reduced or eliminated.

     We believe our cash balance as of September 30, 2010, cash receipts from sales of our products, and actions we have taken to manage sales and marketing and general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:
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
     In particular, we anticipate that we will have to incur significant expenses to complete the clinical trials required to obtain FDA approval of our PHOENIX handpiece. If revenues from sales of our products are not sufficient to continue our current operations and fund these clinical trials, we will need to obtain debt or equity financing, significantly reduce our operations, or abandon clinical trials for the PHOENIX handpiece.
     We will have a continuing need for new infusions of cash if we incur losses or are otherwise unable to generate positive cash flow from operations in the future. We plan to increase our sales through successful execution of our refocused sales strategy and achieving regulatory approval for the PHOENIX handpiece. If these efforts are unsuccessful, we will be unable to significantly increase our revenues and may have to obtain additional financing to continue our operations or scale back our operations. Due to the current economic conditions, it has become very difficult for companies to obtain debt financing on reasonable terms, if at all. In addition, it may be difficult for us to obtain significant equity financing as a result of our low trading price and trading volume combined with our stock not being listed on a national securities exchange, such as NYSE, Amex, or NASDAQ. As a result, we may not be able to obtain additional financing if required, or even if we were to obtain any financing, it may contain burdensome restrictions on our business, in the case of debt financing, or result in significant dilution, in the case of equity financing.
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
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures at September

30, 2010 were effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the SEC, such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In view of the re-examination having been completed, the Court, at a status conference held on April 22, 2010, issued a scheduling order scheduling dates in connection with the litigation regarding discovery, law and motion practice, a briefing schedule and hearing for patent claim interpretation proceedings, and other key events. A settlement conference has been scheduled for November 9, 2010 and trial is set to commence on November 7, 2011.
     Since the Court’s issuance of the scheduling order, the parties have engaged and continue to engage in discovery. The parties are further exchanging infringement and non-infringement contentions, as well as clam term constructions. We have further filed four further reexamination requests seeking to invalidate the remaining claims of the ‘780 Patent and ‘073 Patent being asserted against us. Two of the reexamination requests were filed on June 30, 2010, and two others were filed on October 15, 2010. These further reexamination requests are based, in part, on newly identified prior art not previously considered by the USPTO.
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

CARDIOGENESIS CORPORATION Registrant
Date: November 5, 2010	/s/ Paul J. McCormick
Paul J. McCormick
Executive Chairman (Principal Executive Officer)

Date: November 5, 2010	/s/ William R. Abbott
William R. Abbott
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.