Form 10-K
period 2010-12-31
Cardiogenesis Corp /CA
filed 2011-03-21
CIK 863680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-28288

Cardiogenesis Corporation
(Exact name of Registrant as specified in its charter)

California	77-0223740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
11 Musick, Irvine, California 92618
(Address of principal executive offices)
(949) 420-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☑ No
     As of June 30, 2010, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $13,188,843.
     As of February 28, 2011, there were 46,638,421 shares of common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

PART I
     This Annual Report on Form 10-K contains forward-looking statements that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-K as they relate to us or our management, we are intending to identify forward-looking information statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, assumptions, and uncertainties. The statements contained herein that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements include information contained in this Form 10-K regarding pending legal proceedings and the results thereof as well as any statements regarding our future product development, governmental or other regulatory approval prospects and related matters. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” below.
     References in this Annual Report on Form 10-K to “Cardiogenesis”, “we”, “our”, “us”, or the “Company” refer to Cardiogenesis Corporation. We obtained the market data and industry information contained in this Annual Report on Form 10-K from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe this information is reliable, we have not independently verified such information, and as such, we do not make any representation as to its accuracy.
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
     Our products are used to create transmural laser channels into the myocardium, commonly referred to as transmyocardial revascularization (TMR), which has proven effective in reducing symptoms in patients with refractory angina compared to optimal medical management. While our products can be employed as a minimally invasive standalone therapy, they are most often used in conjunction with coronary bypass surgery to treat incomplete revascularization, utilizing the technology in areas of myocardium not amenable to coronary bypass. We believe the clinical effect of transmural laser channeling can be further enhanced by the intramyocardial injection of stem cells. As such, we are developing proprietary catheter-based systems that combine TMR with the delivery of biologics, such as stem cells. Our PHOENIX™ Combination Delivery System is the first device developed for this purpose. We have initiated a large animal safety study, as well as a human clinical feasibility trial outside of the U.S., for the PHOENIX System. The results from these will be used in support of an IDE submission in order to obtain U.S. Food and Drug Administration (FDA) approval to begin a clinical trial for our PHOENIX Combination Delivery System.
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
     Based on standards promulgated by the Canadian Heart Association, angina is typically classified into four classes, ranging from Class 1, in which angina pain results only from strenuous exertion, to the most severe, Class 4, in which the patient is unable to engage in any physical activity without angina and may experience angina even at rest. Currently, the AHA estimates that approximately 9.8 million Americans experience angina symptoms.
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
     Introduced in the early 1980s, PCI is a less-invasive alternative to CABG. In a typical PCI procedure, a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the artery. Typically a stent, which is a small metal frame, is then delivered to the area of blockage, expanded within the coronary artery and permanently implanted in order to keep the coronary artery open. The newest type of stent, the drug eluting stent, or DES, has approved formulations embedded on the stent for the purpose of inhibiting restenosis of the coronary artery.
     CABG is a surgical procedure developed in the 1960s in which conduit blood vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries so that blood can bypass the blockage. CABG typically requires the use of a heart-lung bypass machine to render the heart inactive, which allows the surgeon to operate on a still, relatively bloodless heart, and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of CAD or those who have previously failed to receive adequate relief from their symptoms through the use of PCI. Many bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery is possible, but is made more difficult because of scar tissue and adhesions that typically form as a result of the first operation. Moreover, for many patients CABG is inadvisable for various reasons, including the severity of the patient’s overall condition, the extent of CAD and the small size of the blocked arteries.
The TMR Procedure
     TMR is a surgical procedure performed on the beating or non-beating heart, in which a laser device is used to create transmural channels through the myocardium. TMR can be performed as an adjunct to CABG or as minimally invasive sole therapy; through a small incision between the ribs or in conjunction with the da Vinci® Surgical System. The surgeon uses a flexible, fiberoptic hand-piece to deliver precise bursts of Holmium:YAG laser energy directly to an area of ischemic myocardium. The surgeon can position and stabilize the laser fiber on the epicardial surface. It takes approximately 6-10 pulses to transverse the myocardium and creates channels one-millimeter in diameter. During a typical procedure, approximately 20-35 channels are made in the heart muscle. The outside punctures seal over with little blood loss. According to research and clinical studies, these channels promote the growth of new blood vessels or angiogenesis over time. That, in turn, provides the damaged heart tissue a better supply of blood and oxygen. Angina usually subsides with improved oxygen supply to the damaged areas of heart muscle. TMR offers cardiac patients who have regions of ischemia not amenable to PCI or CABG a means to alleviate their symptoms and improve their quality of life.

Our Strategy
     Our objective is to become a recognized leader in providing clinically effective therapies for chronic cardiac ischemia. Our strategies to achieve this objective are as follows:
•	Expand the Market for our Products. We are seeking to expand market awareness and acceptance of our FDA approved products among opinion leaders in the field of cardiovascular medicine, including cardiologists, and the referring physician community. Our strategy includes a thoughtful expansion of our direct sales force combined with development of key opinion leaders in the cardiothoracic and cardiology specialties.

•	Add Innovative New Technology to our Current Product Offering. Our focus is to add innovative new tools to help address ischemia associated with advanced cardiovascular disease. We are committed to expanding our TMR product offering with new product initiatives including our minimally invasive PEARL 8.0 handpiece.

•	Develop Proprietary Catheters to Incorporate the Delivery of Biologics and Stem Cells. There is a tremendous enthusiasm on the use of stem cells as a novel treatment for heart disease. In particular, treatment with stem cells offers the possibility of reversing and repairing damaged myocardium resulting in improved cardiac function and clinical outcomes. Our PHOENIX handpiece combines the application of TMR with the intramyocardial delivery of biologic or pharmacologic therapeutic agents. The focus for us will be in proprietary delivery systems as opposed to development of specific biologic agents.

•	Leverage Proprietary Technology. We believe that our significant expertise in laser- and surgical-based systems for the treatment of ischemia related to advanced cardiovascular disease and the proprietary technologies we have developed are important factors in our efforts to demonstrate the safety and effectiveness of our procedures. We currently have multiple U.S. patent applications pending relating to various aspects of cardiovascular related devices and therapies, and we intend to develop additional proprietary technologies and maintain multiple U.S. and foreign patents.
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
     Our TMR System for the treatment of stable patients with: (i) angina refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and (ii) a region of the myocardium with reversible ischemia not amenable to direct coronary revascularization.
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
     PEARL 5.0. Our minimally invasive Port Enabled Angina Relief with Laser (PEARL) 5.0 handpiece has been designed and is compatible for use with Intuitive Surgical’s da Vinci Surgical System. The PEARL 5.0 handpiece received FDA approval in November 2007 and received a CE mark in November 2005.
New Product Pipeline
     PEARL 8.0. The PEARL 8.0 handpiece received a CE mark in November 2005, and is part of an FDA approved investigational device exemption, or IDE, study that has been completed and submitted as a PMA supplement to the FDA.
     PHOENIX. The PHOENIX handpiece is an advanced delivery system that combines the delivery of our Holmium: YAG TMR therapy with targeted and precise delivery of biologic or pharmacologic agents to optimize the overall physiologic and clinical response. The PHOENIX handpiece received a CE mark in October 2006. Within this advanced combination delivery system, the pulsed Holmium: YAG energy delivered through our proprietary fiberoptic system stimulates the tissue surrounding the TMR channel with thermoacoustic energy. At the time of surgery this initiates the body’s own angiogenic response in the border zone surrounding the channels. Early clinical experience has indicated the feasibility of delivery of biologics or pharmacologic materials to this stimulated tissue. We have initiated a large animal safety study, as well as a human clinical feasibility trial outside of the U.S. for the PHOENIX System. The results from these will be used in support of an IDE submission in order to obtain FDA approval to begin a clinical trial for our PHOENIX Combination Delivery System. We believe that, if approved, the PHOENIX handpiece will be the core product to enable us to achieve our desired future growth.
Sales and Marketing
     We sell our products in the United States through our direct sales force. As of December 31, 2010, we had 13 sales representatives. We believe that our ability to generate sales depends on the level of sales force interaction with customers and on the geographic coverage of our sales force. We are a smaller company and therefore, are faced with challenges in recruiting and retaining qualified sales personnel.
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
     Internationally, we may sell our products through distributors and agents, but have no current commercial initiatives outside of the United States.
Research and Development
     We believe that focusing our research and development efforts is essential to our ability to stimulate growth and maintain our market leadership position. Our ongoing research and product development efforts are focused on the development of new and enhanced lasers and fiber-optic handpieces. The IDE study for the PEARL 8.0 handpiece is ongoing. We also developed and validated our initial PHOENIX handpiece and have supported initial clinical cases outside the United States that are implementing this advanced technology. For the years ended December 31, 2010 and 2009, we incurred research and development expenses of $1,464,000 and $1,331,000, respectively.
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
Clinical Trials
     Clinical trials are almost always required to support a Pre-Market Approval (PMA) application and are sometimes required for a 510(k) premarket notification. In the United States, these trials require submission of an application for an IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy and financial disclosure by clinical investigators. A clinical trial may be suspended by the FDA or an investigational review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain clearance or approval of one of our products. Similarly, in the European Union, the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the competent authority in the applicable country.
     We currently have an ongoing human clinical feasibility trial for the PHOENIX System taking place outside of the U.S. In addition, we have initiated a large animal safety study at the Texas Heart Institute. The results from these will be used in support of an IDE submission in order to obtain FDA approval to begin a clinical trial for our PHOENIX Combination Delivery System.
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
Competition
     The medical device industry is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Our products also compete with other methods for the treatment of cardiovascular disease, including drug therapy, PCI, CABG, and Enhanced External Counterpulsation. Currently, we believe our only directly competitive technology is manufactured by Novadaq Technologies, Inc. However, other competitors may also enter the market, including large companies in the laser and cardiac surgery markets. Many of these companies may have significantly greater financial, research and development, marketing and other resources than we do.

     Even with the FDA approval of our TMR System, our products may not be accepted and adopted by cardiovascular professionals. Moreover, technological advances in other therapies for cardiovascular disease such as pharmaceuticals or future innovations in cardiac surgery or PCI could make such other therapies more effective or less costly than our TMR procedure and eventually could render our technology obsolete. Such competition could harm our business.
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
Government Regulation
     United States
     Laser-based surgical products and disposable fiber-optic accessories for the treatment of advanced cardiovascular disease with TMR are considered medical devices, and as such are subject to regulation in the United States by the FDA and outside the United States by comparable international regulatory agencies. Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior PMA from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose a lower risk are placed into either class I or II, which in many cases requires the manufacturer to submit to the FDA a pre-market notification or 510(k) submission requesting permission for commercial distribution. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable, or those deemed not substantially equivalent to a legally marketable device, are placed into class III, and require a PMA. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. All of our current devices require the rigorous PMA process for approval to market the product in the United States.
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
     Products manufactured or distributed by us pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, post-market surveillance and adverse event reporting requirements. Upon our receipt of PMA for our TMR System in 1999, the FDA required us to complete a post-market approval study relating to the device. We continue to provide updates on our progress in completing the post-market approval study in our annual reports to the FDA. Our failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, suspensions or delays of approvals, seizures or recalls of products, operating restrictions or criminal prosecutions. The Federal Food, Drug and Cosmetic Act requires us to manufacture our products in registered production facilities and in accordance with Good Manufacturing Practices, or GMP, regulations, and to list our devices with the FDA. Furthermore, as a condition to receipt of PMA, our facilities, procedures and practices will be subject to additional pre-approval GMP inspections and thereafter to ongoing, periodic GMP inspections by the FDA. These GMP regulations impose certain procedural and documentation requirements upon us with respect to our manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses, which are also known as “off-label” indications. Changes in existing regulatory requirements or adoption of new requirements could harm our business. We may be required to incur significant costs to comply with laws and regulations in the future, and current or future laws and regulations may harm our business.
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
     Fraud and Abuse
     We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as “safe harbors,” which began in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.
     The Federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend an action brought under the False Claims Act. If an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim. Various states have also enacted similar laws modeled after the Federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, federally criminalized healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment.
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
Patents and Proprietary Rights
     Our success depends, in part, on our ability to obtain patent protection for our products, preserve our trade secrets, and operate without infringing the proprietary rights of others. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business, as well as collaborate with, and license technology from, academic institutions. We currently own or license one U.S. pending patent application and 52 U.S. and foreign issued patents, one pending trademark and 13 registered trademarks. Our patents, patent applications or trademarks may be challenged, invalidated or circumvented in the future or the rights granted may not provide a competitive advantage. We intend to vigorously protect and defend our intellectual property while also maintaining a defensive, strategic patent position. We do not know if patent protection will continue to be available for surgical methods in the future. Costly and time-consuming litigation brought by us may be necessary to enforce our patents and to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Our patent rights will also eventually expire, as will those of our competitors, which will thus allow others to exploit certain intellectual property that is currently proprietary.

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
     Our current and potential competitors and other third parties may have filed, or in the future may file, patent applications for, or have received or in the future may receive, patents or obtain additional proprietary rights that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or internationally. As we have previously disclosed, we are a defendant in a patent infringement lawsuit that we more fully described in Part I, Item 3 “Legal Proceedings” to this Annual Report on Form 10-K. In the event we are required to obtain licenses to patents issued to third parties, whether as a result of this lawsuit or other developments, such licenses may not be available or, if available, may not be available on terms acceptable to us. In addition, we may not be successful in any attempt to redesign our products or processes to avoid infringement or any such redesign may not be accomplished in a cost-effective manner. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would harm our business.
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

     In contrast to Medicare which covers a significant portion of the patients who are candidates for TMR, private insurers and health plans each make an individual decision whether or not to provide reimbursement for TMR and, if so, at what reimbursement level. While our experience with the acceptability of our TMR procedures for reimbursement by private insurance and private health plans has generally been positive, private insurance and private health plans may choose not to approve reimbursement for TMR in the future. The lack of private insurance and health plan reimbursement may harm our business. Based on physician feedback, we believe many private insurers are reimbursing hospitals and physicians when the procedure is performed on non-Medicare patients. In May 2001, Blue Cross/Blue Shield’s Technology Evaluation Center, or TEC, assessed our therapy and confirmed that both TMR and TMR used as an adjunct to bypass surgery, “improves net health outcomes.” While TEC decisions are not binding, many Blue Cross/Blue Shield plans and other third-party payers use the center as a benchmark and adopt into policy those therapies that meet the TEC assessment.
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
Employees
     As of December 31, 2010 we had 32 full-time employees, of which 19 employees were in sales and marketing, 9 are in general and administrative, and 4 in research and development. None of our employees are covered by a collective bargaining agreement and we have not experienced any work stoppages to date. We consider our relations with our employees to be good.
Executive Officers
     The following gives certain information regarding our executive officers and significant employees as of March 1, 2011:

Name	Age	Position
Paul J. McCormick	57	Executive Chairman
William R. Abbott	54	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Richard P. Lanigan	51	Executive Vice President, Marketing

     Paul J. McCormick was named Executive Chairman of the Board of Directors and principal executive officer of Cardiogenesis in July 2009. He was appointed to our Board of Directors in April 2007. Mr. McCormick currently serves on the board of directors of Cambridge Heart Inc., a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as Cianna Medical, Inc., a privately-held medical device company. Mr. McCormick is the former President and Chief Executive Officer of Endologix, Inc., a developer and manufacturer of minimally invasive treatments for cardiovascular disease. He joined Endologix in January 1998 and served as President and Chief Executive Officer of Endologix, Inc., from May 2002 until May 2008. Previously, he held various management positions at Progressive Angioplasty Systems, Heart Technology, Trimedyne Inc., and U.S. Surgical Corporation. Mr. McCormick holds a Bachelor of Arts degree in economics from Northwestern University.
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
     We make the following reports available on our website, at www.cardiogenesis.com, free of charge as soon as practicable after filing with the U.S. Securities and Exchange Commission, or the Commission:
•	our annual reports on Form 10-K;

•	our quarterly reports on Form 10-Q

•	our policies related to corporate governance, including our Code of Conduct and Ethics, which apply to our directors, officers and employees (including our principal executive officer and principal financial officer), that we have adopted to meet the requirements set forth in the rules and regulations of the Commission and its corporate governance principles; and

•	the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors.
     All of our annual, quarterly and current reports, proxy and information statements and other information regarding us that we file electronically are also available free of charge via EDGAR through the Commission’s website at www.sec.gov. In addition, the public may read and copy any materials filed by us with the Commission at the Commission’s public reference room located at 100 F St., NE, Washington, D.C., 20549. Information regarding operation of the Commission’s public reference room can be obtained by calling the Commission at 1-800-SEC-0330.

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
     Historically, we have incurred significant net operating losses. We had a net loss of $1,282,000 in the year ended December 31, 2010. As of December 31, 2010 we had an accumulated deficit of approximately $172.4 million. We will have a continuing need for new infusions of cash if we incur losses or fail to generate sufficient cash from operations in the future. We plan to attempt to increase our revenues through increased direct sales and marketing efforts on existing products and achieving regulatory approval for other products. If our direct sales and marketing efforts are unsuccessful, or we are unable to achieve regulatory approval for our products, we will be unable to significantly increase our revenues and it may be necessary to significantly reduce our operations or obtain additional debt or equity financing. If we are required to significantly reduce our operations, our business will be harmed.
     Changes in our business, financial performance or the market for our products, our planned clinical trials in support of our PHOENIX handpiece or failures to comply with our contractual obligations may require us to seek additional sources of financing, which could include short-term debt, long-term debt or equity. Although in the past we have been successful in obtaining financing, the current economic environment has made it very difficult for companies to obtain financing on commercially reasonable terms, or at all. If we are unable to obtain such financing, we may have to scale back our operations. Even if we obtain such financing, it may restrict our business operations, in the case of debt financing, or cause substantial dilution to our shareholders, in the case of equity financing.
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
Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.
     In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Recent federal legislation imposes significant new taxes on medical device makers such as us. The adoption of additional proposals, including refining recent federal legislation, could have a material adverse effect on our financial position and results of operations.
     On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the PPACA. The total cost imposed on the medical device industry by the PPACA may be up to approximately $20 billion over ten years. Effective in 2013, the PPACA assesses, with limited exceptions, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S.. This excise tax will result in a significant increase in the tax burden on our industry, and if any efforts we undertake to offset the excise tax are unsuccessful, the increased tax burden could have a material adverse affect on our results of operations and cash flows. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.
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
     In particular, the FDA permits commercial distribution of most new medical devices only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of PMA. The FDA will clear marketing of a non-exempt lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other legally marketed products not requiring PMA approval. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a legally marketed device, require a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Our currently commercialized products have been cleared through the PMA process. However, our Pearl 8.0 handpiece is currently under an IDE study and will require a PMA supplement, and our PHOENIX handpiece will also require an IDE study and PMA application.

     Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. We could also be subject to new federal, state or local regulations that could affect our research and development programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations. Our failure to comply with U.S. federal and state governmental regulations could lead to additional negative results, including the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties, among other things. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.
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
     We depend on medical device distributors and strategic relationships for the marketing and selling of our products internationally. We depend on these distributors’ efforts to market our product, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sales of our products. If our distributors fail to market and sell our products effectively and in compliance with applicable laws, our operating results and business may suffer substantially, or we may have to make significant additional expenditures or concessions to market our products.
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

Our stock is currently listed on the OTCQB™ market which may have an unfavorable impact on our stock price and liquidity.
     The OTCQB market is a significantly more limited market in comparison to other larger trading markets such as the NASDAQ Stock Market. The quotation of our shares on the OTCQB results in a relatively illiquid market available for existing and potential shareholders to trade shares of our common stock, which could ultimately depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.
Applicability of “penny stock rules” to broker-dealer sales of our common stock could have a negative effect on the liquidity and market price of our common stock.
     A penny stock is generally defined as a stock that (i) is not listed on a national securities exchange, (ii) is listed on the Pink Sheets or on the OTC Bulletin Board, (iii) has a price per share of less than $5.00 and (iv) is issued by a company with net tangible assets less than $5 million. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including determination of the purchaser’s investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement before effecting the purchase transaction. Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid the compliance requirements with the penny stock trading rules. When our common stock is subject to the penny stock trading rules, such rules may materially limit or restrict the ability to resell our common stock, and the liquidity typically associated with other publicly traded equity securities may not exist.
The price of our common stock may fluctuate significantly, which may result in losses for investors.
     The market price of our common stock has been and may continue to be volatile. For example, during the 52-week period ended February 25, 2011, the closing prices of our common stock ranged from a high of $0.40 per share to a low of $0.22 per share. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include, but are not limited to, the following:
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
     We may have to engage in time consuming and costly litigation to protect our intellectual property rights or to determine the proprietary rights of others. In addition, we may become subject to patent infringement claims or litigation, or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. In this regard, we have been named as a defendant in a patent infringement lawsuit. See Part I, Item 3 — “Legal Proceedings” below for a description of this lawsuit.
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
     As of December 31, 2010, we had 5,840,000 shares reserved for exercise of outstanding options and warrants. If our shareholders sell substantial amounts of our common stock, including shares issuable upon exercise of options or warrants in the public market, the market price of our common stock could decline. If these sales were to occur, we may also find it more difficult to sell equity or equity-related securities in the future at a time and price that we deem appropriate and desirable.

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
     We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals, thereby entrenching current management and possibly depressing the market price of our common stock. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our articles of incorporation authorize our Board of Directors, subject to any limitations prescribed by law, to issue shares of preferred stock in one or more series without shareholder approval. The Board’s ability to issue preferred stock without shareholder approval, while providing desirable flexibility in connection with financings, acquisitions and other corporate purposes, and the existence of the rights plan might discourage, delay or prevent a change in our ownership or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Commission, which we collectively refer to as Section 404, require us to evaluate our internal control over financial reporting to allow management to report on those internal controls. Section 404 may also require our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting in future periods. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.
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
     Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology.
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
Item 3. Legal Proceedings.
     As we have previously reported, CardioFocus, Inc., or CardioFocus, filed a complaint in the United States District Court for the District of Massachusetts against us and a number of other companies. In the complaint, CardioFocus alleges that we and the other defendants had previously violated patent rights allegedly held by CardioFocus. All of the asserted patents have now expired. CardioFocus is seeking monetary damages from the alleged patent violations.
     On June 13, 2008, we filed requests for reexamination of the patents being asserted against us with the United States Patent and Trademark Office, or USPTO and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the USPTO granted our reexamination requests and those filed by other named defendants. The USPTO has concluded, and CardioFocus is not appealing, the following determinations made in reexamination: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203, or the ‘203, Patent are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780, or the ‘780, Patent are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073, or the ‘073, Patent are unpatentable. However, the USPTO has confirmed three of the patent claims being asserted by CardioFocus against us, namely, Claim 2 of the ‘780 Patent and Claims 2 and 7 of the ‘073 Patent. The hearing on claim constriction is scheduled for April 1, 2011. Trial is set to commence on November 7, 2011.
     We have filed four further reexamination requests with the USPTO seeking to invalidate the remaining claims of the ‘780 Patent and ‘073 Patent being asserted against us. All of our reexamination requests have been granted by the USPTO and have raised questions of patentability of the three remaining claims being asserted against us. Action on the reexamination requests by the USPTO is expected in the near future.

     We intend to defend ourselves vigorously in this action. At this time, we are unable to predict the outcome of this matter. At this time, we believe that the outcome of this matter will not have a material adverse effect on our financial position, result of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by us or will not result in a material liability.
     Except as described above, we are not a party to any material legal proceeding outside of than ordinary litigation incidental to our business.
Item 4: (Removed and Reserved).
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.
Price Range of Common Stock
     Our common stock is quoted on the OTCQB market under the symbol “CGCP.PK.” The following table shows the high and low bid quotations for our common stock as reported by the OTCQB during the quarter being reported. Prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2009	High	Low
First Quarter	$0.34	$0.08
Second Quarter	$0.24	$0.16
Third Quarter	$0.22	$0.15
Fourth Quarter	$0.25	$0.13

2010	High	Low
First Quarter	$0.38	$0.19
Second Quarter	$0.41	$0.21
Third Quarter	$0.38	$0.20
Fourth Quarter	$0.28	$0.22
Holders of Common Stock
     As of February 28, 2011, shares of our common stock were held by 226 shareholders of record.
Dividend Policy
     We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain our earnings, if any, for general corporate purposes.

Equity Compensation Plans
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)	(d)
Number of Securities
	Number of		Remaining Available for
	Securities	Weighted	Issuance Under Equity	Total of
	to be Issued	Average	Compensation	Securities
	Upon Exercise of	Exercise Price of	Plans (Excluding	Reflected in
	Outstanding	Outstanding	Securities Reflected in	Columns
Plan Category	Options	Options	Column (a))	(a) and (c)
Equity compensation plans approved by security holders (1)	3,200,134	$0.43	3,862,623	7,062,757

Equity compensation plans not approved by security holders	0	N/A	0	0

(1)	Consists of: (i) the Company’s Stock Option Plan, (ii) the Company’s Director Stock Option Plan, and (iii) the Company’s Employee Stock Purchase Plan. The Board of Directors suspended the Employee Stock Purchase Plan effective May 15, 2009. There are currently no shares available for purchase under the Employee Stock Purchase Plan.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results, which may be considered forward-looking statements. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including those factors discussed in “Risk Factors” in Part I, Item 1A. Should one or more of those risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. Except as may be required by applicable law, we assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Our business may have changed since the date hereof and we undertake no obligation to update these forward looking statements. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
     We design, develop and distribute laser-based surgical products and disposable fiber-optic delivery systems (handpieces) for the treatment of diffuse coronary artery disease. Transmyocardial revascularization, or TMR, is a surgical procedure, in which transmural channels are made in the heart muscle that cannot be treated by conventional methods and has been proven to reduce angina in selected patients.
     We have received both FDA approval and a CE mark for our products. Hospitals and physicians are eligible to receive Medicare reimbursement for TMR equipment and procedures on indicated Medicare patients.

     We generate the majority of our revenue from sales of our disposable handpiece units and our laser consoles. In 2009, we refocused our sales strategy to emphasize sales of our handpieces, particularly to focus on increasing penetration of accounts with previously installed laser consoles. In combination with the emphasis on sales of handpieces, we have also become more active in conducting and sponsoring professional seminars to educate cardiac surgeons, as well as cardiologists that refer patients to the cardiac surgeon for treatment. Cardiologists are the gatekeepers for patients with cardiac disease and must be updated on the data and clinical benefits of TMR. We believe this refocused strategy will be effective in growing our revenue over the long term.
     In addition, we continue our research and development activities in an effort to develop new technologies for the treatment of cardiac ischemia. We have initiated a large animal safety study, as well as a human clinical feasibility trial outside of the U.S. for the PHOENIX System. The results from these will be used in support of an IDE submission in order to obtain FDA approval to begin a clinical trial for our PHOENIX Combination Delivery System. We believe that, if approved, the PHOENIX handpiece will be the core product to enable us to achieve our desired future growth.
     As of December 31, 2010, we had an accumulated deficit of approximately $172.4 million. We may continue to incur operating losses. The timing and amounts of our expenditures will depend upon a number of factors, including the efforts required to develop our sales and marketing organization, the timing of market acceptance of our products and the status and timing of regulatory approvals.
Results of Operations
     Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
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
     Net revenues of $11,290,000 for the year ended December 31, 2010 increased $936,000, or 9%, when compared to net revenues of $10,354,000 for the year ended December 31, 2009. The increase in net revenues was due to an increase in revenue from sales of handpieces of $980,000 and an increase in revenue from sales of laser consoles of $15,000, which was partially offset by a decrease in service and other revenues of $59,000. Going forward, we anticipate continued growth in handpiece sales, however, we expect net revenue to fluctuate quarter to quarter depending on capital equipment sales.
     The increase in domestic handpiece revenue of $977,000 was attributed to an increase in unit sales as well as higher average sales prices. Domestic handpiece revenue for the year ended December 31, 2010 consisted of $848,000 in sales to customers operating under our loaned laser program as compared to $499,000 in sales of product to customers operating under our loaned laser program in 2009. In the years ended December 31, 2010 and 2009, sales of handpieces to customers not operating under our loaned laser program were $7,690,000 and $7,062,000, respectively. Domestic handpiece revenue includes the recognition of amounts previously deferred under current accounting rules of $218,000 in 2009.
     For the year ended December 31, 2010, domestic laser sales increased by $15,000 compared to the year ended December 31, 2009.
     International sales of $100,000 accounted for less than 1% of our total sales for the year ended December 31, 2010, and were consistent with international sales of $98,000 for the year ended December 31, 2009. We do not have any sales initiatives in place to actively market our products outside of the United States.

     Gross Profit
     Our gross margins increased to 84% of net revenues for the year ended December 31, 2010 as compared to 83% of net revenues for the year ended December 31, 2009. Gross profit in absolute dollars increased by $906,000, or 11%, to $9,453,000 for the year ended December 31, 2010, as compared to $8,547,000 for the year ended December 31, 2009. The overall increase in gross margin and gross profit for the year ended December 31, 2010 is primarily the result of higher average sales prices for handpieces. We anticipate our gross margins to remain constant going forward.
  Research and Development
     Research and development expense consists of expenses incurred in connection with the development of technologies and products including the costs of third party studies, salaries and stock-based compensation associated with research and development personnel.
     Research and development expenditures of $1,464,000 increased $133,000, or 10%, for the year ended December 31, 2010 as compared to $1,331,000 for the year ended December 31, 2009. As a percentage of revenues, research and development expenditures were 13% in both the years ended December 31, 2010 and December 31, 2009. The increase in expenditures for 2010 is was primarily attributable to the expenditures incurred conducting the PHOENIX feasibility trial outside of the U.S. and the biocompatibility and animal safety studies at the Texas Heart Institute. We anticipate research and development expenditures to continue to increase the next year as we continue the PHOENIX feasibility trial outside of the U.S. and the biocompatibility and animal safety studies at the Texas Heart Institute.
  Sales and Marketing
     Sales and marketing expense consists of salaries, stock-based compensation, commissions, taxes and benefits for sales, marketing and service employees and other sales, general and administrative expenses directly associated with the sales, marketing and service departments.
     For the year ended December 31, 2010, sales and marketing expenses of $6,176,000 increased $618,000, or 11%, when compared to $5,558,000 for the year ended December 31, 2009. As a percentage of revenues, sales and marketing expenses were 55% for the year ended December 31, 2010 as compared to 54% for the prior year period. The increase in sales and marketing expenses for the year ended December 31, 2010 compared to the prior year was primarily due to an increase of $568,000 in commissions and bonus resulting from higher revenues as well as an increase of $195,000 in travel and entertainment expenses, which were partially offset by a $155,000 decrease in advertising and marketing expenses. As a large portion of sales and marketing expenses are directly related to revenue, we anticipate expenses to fluctuate with revenues, but trend downward as a percent of net revenues as sales increase.
     General and Administrative
     General and administrative expenditures represent all other operating expenses not included in research and development or sales and marketing expenses. For the year ended December 31, 2010, general and administrative expenditures totaled $3,252,000, or 29% of net revenues, as compared to $2,776,000, or 27% of net revenues for the year ended December 31, 2009, an increase of $476,000, or 17%. The increase in general and administrative expenses was primarily the result of higher legal expenses for the year ended December 31, 2010 as compared to the prior year in connection with the patent litigation with CardioFocus described in Part I, Item 3, above. We anticipate general and administrative expenses in absolute dollars to remain relatively constant going forward.

     Other Income (Expense)
     The following table reflects the components of other income (expense):

	Years Ended
	December 31,
	2010	2009
	($ In thousands)
Interest expense	(6)	(36)
Interest income	2	3
Other income (expense)	176	(63)

Total other income (expense), net	$172	$(96)

     For the year ended December 31, 2010, total other income, net was $172,000 as compared to total other expense, net of $96,000 for the year ended December 31, 2009. Other income during the year ended December 31, 2010, was primarily related to receipt of a grant from the Qualifying Therapeutic Discovery Project, or QTDP, Program. We received $156,000 under the QTDP program in 2010. The QTDP’s grants and tax credits are provided under the new section 48D of the Internal Revenue Code, or the IRC, enacted as part of the Patient Protection and Affordable Care Act of 2010. The $1.0 billion in funding and credits allocated to the QTDP Program was distributed to companies with fewer than 250 employees whose research shows the greatest potential to result in new therapies that address areas of unmet medical need. Other expense for the year ended December 31, 2009 was due to the uncollectibility of a non-operating receivable, in the amount of $63,000 related to a foreign subsidiary, which was closed in a prior period.
Liquidity and Capital Resources
     Cash and cash equivalents were $1,810,000 at December 31, 2010 compared to $2,568,000 at December 31, 2009, a decrease of $758,000. Net cash used in operating activities was $456,000 for the year ended December 31, 2010, primarily due to a net loss of $1,282,000 and an increase in accounts receivable, partially offset by an increase in accounts payable, accrued liabilities, and a reduction in inventory levels. Net cash provided by operating activities was $314,000 for the year ended December 31, 2009 primarily due to a decrease in accounts receivable, inventories, and prepaids and other current assets.
     Cash used in investing activities during the year ended December 31, 2010 was $68,000 due to acquisition of property and equipment. Cash provided by investing activities during the year ended December 31, 2009 was $43,000 related primarily to the sale of auction rate marketable securities, at par, partially offset by acquisition of property and equipment.
     Cash used in financing activities for the year ended December 31, 2010 was $234,000, which primarily consisted of repayment of $176,000 related to the short term note payable and $48,000 related to the withholding of 125,983 shares of our common stock for the payment of income tax withholdings due upon the vesting of restricted stock issued to employees. Cash used in financing activities for the year ended December 31, 2009 was $68,000 primarily due to repayments of capital lease obligations and short term note payable.
     We have incurred significant losses and as of December 31, 2010, we had an accumulated deficit of approximately $172.4 million. Our ability to maintain current operations is dependent upon increasing our sales from current levels. Our focus is executing upon our core and critical activities; thus, we have reduced or eliminated operating expenses that are nonessential to our core operations.
     We believe our cash and cash equivalents balance as of December 31, 2010, our projected cash flows from operations and actions we have taken to manage sales and marketing and general and administrative expenses will be sufficient to meet our capital, debt and operating requirements through the next twelve months. However, our actual future capital requirements will depend on many factors, including the following:

•	the success of the commercialization of our products and our refocused sales strategy;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	our compliance with our contractual obligations;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology; and

•	competitive, technological, market and other developments.
     In particular, we anticipate that we will have to continue to incur significant expenses to complete the clinical trials expected to be required to obtain FDA approval of our PHOENIX handpiece. If revenues from sales of our TMR System are not sufficient to continue our current operations and fund these clinical trials, we will need to obtain debt or equity financing, significantly reduce our operations or abandon clinical trials for the PHOENIX handpiece.
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
     At times we will loan laser consoles to hospitals and charge an additional amount, or the Premium, over the stated list price on our handpieces in exchange for the use of the laser console. In accordance with accounting standards for leases, these arrangements are recorded as leases as they convey the right to use the laser consoles over the period of time the customers are purchasing handpieces. The loaned laser consoles are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loan. In addition, the Premium is considered contingent rent, and therefore, such amounts allocated to the lease of the laser console should be excluded from minimum lease payments and should be recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.
     We enter into contracts to sell our products and services and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for multiple element arrangements, such as sales of laser consoles and handpieces, by allocating revenue for each respective element based on its relative selling price and when revenue recognition criteria for each element have been met.
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
     Recently Issued Accounting Standards
     In September 2009, the Financial Accounting Standards Board, or FASB, issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. We adopted this guidance on January 1, 2010 and it did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. We adopted this guidance on January 1, 2010 and it did not have a material impact on our consolidated financial statements.
     In February 2010, the FASB issued an update to its accounting guidance regarding subsequent events recognition and disclosure requirements. The guidance amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This guidance became effective for interim and annual periods ending after June 15, 2010. We adopted this guidance effective June 30, 2010 and it did not have a material impact on our consolidated financial statements.
     In April 2010, the FASB issued an update to its accounting guidance regarding Stock Based Compensation. The guidance addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update amends the guidance to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of this guidance on our financial statements.
Item 8. Financial Statements and Supplementary Data.
     The information required by Item 8 is included on pages F-1 to F-22 immediately following the signature page attached to this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     On September 30, 2010, the Audit Committee of the Board of Directors approved the dismissal of KMJ Corbin & Company LLP, or KMJ, as the Company’s independent registered public accounting firm and approved the appointment and engagement of Windes & McClaughry Accountancy Corporation, or Windes, to serve as the Company’s independent registered public accounting firm.

     In connection with the audit of the Company’s financial statements for the year ended December 31, 2009, and in the subsequent interim period through September 30, 2010, the date of the dismissal of KMJ, (i) there were no disagreements with KMJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KMJ’s satisfaction, would have caused KMJ to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended, or the Securities Act.
     During the Company’s two most recent fiscal years and in the subsequent interim period through September 30, 2010, neither the Company, nor anyone acting on its behalf, consulted with Windes regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report nor oral advice was provided by Windes, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.
Item 9A. Controls and Procedures.
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K with the exception of the inclusion of our executive officers in Item 1 of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
     In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14: Principal Accountant Fees and Services.
     In accordance with Instruction G (3) to Form 10-K, the information required by this Item will be provided in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 15. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission on March 12, 2010).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 10, 2004).

4.1	Rights Agreement, dated as of August 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 20, 2001).

4.2	First Amendment to Rights Agreement, dated as of January 17, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 18, 2002).

4.3	Second Amendment to Rights Agreement, dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2004).

4.4	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).

4.5	Common Stock Purchase Warrant, dated October 21, 2004 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).

10.1	Form of Indemnification Agreement by and among the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed with the Commission on April 18, 1996).

10.2*	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).

10.3*	Form of Stock Option Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2005).

10.4*	Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).

10.5*	Form of Stock Option Agreement under the Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).

10.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 21, 2006).

10.7	Standard Industrial/Commercial Multi-Tenant Lease, dated as of August 8, 2006, between the Company and John Robert Meehan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).

10.8*	Employment Agreement, dated as of July 30, 2007, between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).

10.8.1*	First Amendment to Employment Agreement, dated as of July 1, 2009, by and between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).

10.9*	Employment Agreement, dated as of July 30, 2007, between the Company and William R. Abbott (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).

10.10*	Employment Agreement, dated July 1, 2009, by and between the Company and Paul J. McCormick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).

Exhibit No.	Description
10.11*	Amendment to Employment Agreement, dated May 17, 2010, by and between the Company and Paul J. McCormick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 19, 2010).

10.12*	Consulting Agreement, dated April 1, 2010, by and between the Company and Dr. Marvin Slepian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 5, 2010).

10.13	Form of Restricted Stock Purchase Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).
21.1	List of Subsidiaries

23.1	Consent of Windes & McClaughry Accountancy Corporation

23.2	Consent of KMJ Corbin & Company LLP

24.1	Power of Attorney (included in the signature page)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

*	These exhibits are identified as management contracts or compensatory plans or arrangements of Cardiogenesis pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOGENESIS CORPORATION
By:	/s/ PAUL J. MCCORMICK
Paul J. McCormick
Executive Chairman

Date: March 21, 2011
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

Signature	Title	Date

/s/ PAUL J. MCCORMICK	Executive Chairman	March 21, 2011
Paul J. McCormick	(Principal Executive Officer)

/s/ WILLIAM R. ABBOTT	Senior Vice President, Chief Financial	March 21, 2011
William R. Abbott	Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ RAYMOND W. COHEN	Director	March 21, 2011
Raymond W. Cohen

/s/ ANN T. SABAHAT	Director	March 21, 2011
Ann T. Sabahat

/s/ MARVIN J. SLEPIAN, M.D.	Director	March 21, 2011
Marvin J. Slepian, M.D.

/s/ GREGORY D. WALLER	Director	March 21, 2011
Gregory D. Waller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cardiogenesis Corporation and Subsidiaries:
     We have audited the accompanying consolidated balance sheet of Cardiogenesis Corporation and subsidiaries (the Company) as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiogenesis Corporation and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry Accountancy Corporation
Windes & McClaughry Accountancy Corporation

Irvine, California
March 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Cardiogenesis Corporation and Subsidiaries
     We have audited the accompanying consolidated balance sheet of Cardiogenesis Corporation and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiogenesis Corporation and subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
KMJ Corbin & Company LLP

Costa Mesa, California
March 12, 2010

CARDIOGENESIS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,810	$2,568
Accounts receivable, net of allowance for doubtful accounts of $11 and $6, respectively	1,375	933
Inventories	627	914
Prepaids and other current assets	412	253

Total current assets	4,224	4,668
Property and equipment, net	275	341
Other assets	—	9

Total assets	$4,499	$5,018

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$359	$127
Accrued salaries and related	723	604
Accrued liabilities	531	299
Deferred revenue	684	744
Note payable	111	88
Current portion of capital lease obligations	8	9

Total current liabilities	2,416	1,871
Capital lease obligations, less current portion	5	14

Total liabilities	2,421	1,885

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
no par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
no par value; 75,000 shares authorized; 45,888 and 45,549 shares issued and outstanding, respectively	174,459	174,217
Accumulated deficit	(172,381)	(171,084)

Total shareholders’ equity	2,078	3,133

Total liabilities and shareholders’ equity	$4,499	$5,018

See accompanying notes to the consolidated financial statements

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(In thousands, except
	per share amounts)
Net revenues	$11,290	$10,354
Cost of revenues	1,837	1,807

Gross profit	9,453	8,547

Operating expenses:
Research and development	1,464	1,331
Sales and marketing	6,176	5,558
General and administrative	3,252	2,776

Total operating expenses	10,892	9,665

Operating loss	(1,439)	(1,118)
Other income (expense):
Interest expense	(6)	(36)
Interest income	2	3
Other income (expense)	176	(63)

Total other income (expense), net	172	(96)

Loss before income taxes	(1,267)	(1,214)
Provision for income taxes	15	20

Net loss	$(1,282)	$(1,234)

Net loss per share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	45,768	45,526

See accompanying notes to the consolidated financial statements

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
	(In thousands)
Balances, January 1, 2009	45,487	$173,999	$(169,850)	$4,149
Issuance of common stock pursuant to stock purchased under the Employee Stock Purchase Plan	62	22	—	22
Issuance of restricted stock	—	74	—	74
Vesting of share-based awards	—	122	—	122
Net loss	—	—	(1,234)	(1,234)

Balances, December 31, 2009	45,549	$174,217	$(171,084)	$3,133
Issuance of restricted stock	339	87	(15)	72
Vesting of share-based awards	—	155	—	155
Net loss	—	—	(1,282)	(1,282)

Balances, December 31, 2010	45,888	$174,459	$(172,381)	$2,078

See accompanying notes to the consolidated financial statements

CARDIOGENESIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,282)	$(1,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	299
Provision for doubtful accounts	5	10
Stock-based compensation expense	275	208
Changes in operating assets and liabilities:
Accounts receivable	(447)	387
Inventories	159	36
Prepaids and other current assets	40	300
Other assets	9	9
Accounts payable	232	(73)
Accrued liabilities	351	(200)
Deferred revenue	(60)	(56)

Net cash used in operating activities	(456)	(314)

Cash flows from investing activities:
Acquisition of property and equipment	(68)	(32)
Proceeds from the sale of marketable securities	—	75

Net cash (used in) provided by investing activities	(68)	43

Cash flows from financing activities:
Shares withheld to satisfy income tax withholding obligations	(48)	—
Repayments on note payable	(176)	(70)
Net proceeds from issuance of common stock from exercise of options and from stock purchased under the Employee Stock Purchase Plan	—	10
Repayments of capital lease obligations	(10)	(8)

Net cash used in financing activities	(234)	(68)

Net decrease in cash and cash equivalents	(758)	(339)
Cash and cash equivalents at beginning of year	2,568	2,907

Cash and cash equivalents at end of year	$1,810	$2,568

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6	$36

Taxes	$23	$13

Supplemental schedule of noncash investing and financing activities:

Financing of insurance premiums under note payable	$199	$158

Financing property and equipment	$—	$12

Reclassification of inventories to property and equipment	$128	$214

See accompanying notes to the consolidated financial statements

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:
     Cardiogenesis Corporation (“Cardiogenesis” or the “Company”) was founded in 1989 to design, develop, and distribute surgical lasers and single-use fiber optic laser delivery systems (“handpieces”) for the treatment of cardiovascular disease.
     Cardiogenesis markets its products for sale primarily in the United States and operates in a single business segment.
     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Cardiogenesis has not achieved consistent operating income. Management believes its cash and cash equivalents as of December 31, 2010 and expected results of operations are sufficient to meet the Company’s capital and operating requirements for the next 12 months.
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

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
   Accounting for the Impairment or Disposal of Long-Lived Assets:
     The Company assesses potential impairment of long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows. The amount of impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and underperformance relative to historic or projected future operating results. At December 31, 2010 and 2009, management believes there is no impairment of its long-lived assets.
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
     The Company at times will loan laser consoles to hospitals and charge an additional amount, or the Premium over the stated list price on its handpieces in exchange for the use of the laser console. In accordance with the accounting standards for leases, these arrangements are recorded as leases as they convey the right to use the laser console over the period of time the customers are purchasing handpieces. The loaned laser consoles are classified as operating leases and are transferred from inventory to fixed assets upon commencement of the loan. In addition, the Premium is considered a contingent rent, and therefore, such amounts allocated to the lease of the laser console are recognized as revenue when the contingency is resolved. In these instances, the contingency is resolved upon the sale of the handpiece.
     Cardiogenesis enters into contracts to sell its products and services and, while the majority of its sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue for multiple element arrangements, such as sales of lasers and handpieces, by allocating for each respective element based on its relative selling price and when revenue recognition criteria for each element have been met.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
   Shipping and Handling Costs and Revenues:
     All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales. Amounts billed to customers for shipping and handling are included as a component of net revenue.
   Research and Development:
     Research and development costs are charged to operations as incurred.
   Warranties:
     Cardiogenesis’ laser products are generally sold with a one year warranty. Cardiogenesis provides for estimated future costs of repair or replacement which are reflected in accrued liabilities in the accompanying consolidated balance sheets and approximate $10,000 and $7,000 at December 31, 2010 and 2009, respectively. There was no significant warranty activity during the years ended December 31, 2010 and 2009.
   Advertising:
     Cardiogenesis expenses all advertising as incurred. Cardiogenesis’ advertising expenses were $95,000 and $245,000 for 2010 and 2009, respectively. Advertising expenses include fees for items such as website design and hosting, reprints from medical journals, promotional materials and sales sheets.
   Income Taxes:
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.
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
   Stock-Based Compensation:
     In accordance with the accounting standards for stock-based compensation, the Company recognizes all share-based payments to employees, including grants of employee stock options and restricted stock grants, based upon their fair values at the date of grant. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards with the fair value determined at the date of grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.
   Description of Plans:
     The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares at the fair value of such shares on the grant date (based on the closing price of the

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock). The options vest immediately or up to four years beginning on the grant date and have a 10-year term. The terms of the option grants are determined by the Company’s Board of Directors. As of December 31, 2010, the Company is authorized to issue up to 12,125,000 shares under these plans.
     The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) was adopted in April 1996 and amended in July 2005. A total of 1,500,000 common shares are reserved for issuance under the ESPP, as amended. The ESPP permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. The ESPP has two offering periods, the first one from May 16 through November 15 and the second one from November 16 through May 15. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply. The Company suspended the ESPP effective at the end of the November 16, 2008 offering period, or May 15, 2009.
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
     The Company’s fair value calculations for stock-based compensation awards to employees under its stock option plans for the years ended December 31, 2010 and 2009 were based on the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Expected term	5.36 — 5.62 years	5.56 — 6.35 years
Expected volatility	96.05 — 98.21%	97.60 — 105.51%
Risk-free interest rate	1.35 — 2.53%	1.63 — 2.87%
Expected dividends	—	—
     Compensation expense under the ESPP is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Expected term	N/A	0.50 years
Expected volatility	N/A	104.82 — 105.51%
Risk-free interest rate	N/A	1.63 - 2.03%
Expected dividends	—	—

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of option activity as of December 31, 2010 and changes during the years ended December 31, 2010 and 2009, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)
Options outstanding at January 1, 2009	3,295	$0.66	—	—
Options granted	968	$0.17	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	(310)	$0.28	—	—
Options expired	(730)	$0.93	—	—

Options outstanding and expected to vest at December 31,	3,223	$0.49	6.8	$59

Options granted	470	$0.36	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	(435)	$0.37	—	—
Options expired	(58)	$3.96	—	—

Options outstanding and expected to vest at December 31, 2010	3,200	$0.43	6.3	$114

Options exercisable at December 31, 2010	2,320	$0.48	5.3	$74

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock on December 31, 2010 and 2009. There were no stock options exercised during the year ended December 31, 2010 and 2009. There were 1,190,000 options outstanding at December 31, 2010 that were in-the-money. The aggregate intrinsic value for the in-the-money options at December 31, 2010, was $114,000. There were 1,027,500 options outstanding at December 31, 2009 that were in-the-money. The aggregate intrinsic value for the in-the-money options at December 31, 2009, was $59,000.
     The weighted average grant date fair value of options granted during the year ended December 31, 2010 and 2009, was $0.27 and $0.14 per option, respectively.
     As of December 31, 2010, there was approximately $102,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized over the weighted average remaining vesting period of 1.2 years. For the years ended December 31, 2010 and 2009, the amount of stock-based compensation expense related to stock options was approximately $155,000 and $122,000, respectively. For the years ended December 31, 2010 and 2009, the amount of stock-based compensation expense related to ESPP purchases was approximately $0 and $12,000, respectively.
     On March 31, 2009, the Company granted awards of restricted stock to each of its employees totaling approximately 1,208,000 shares with a grant date fair value of approximately $302,000. The shares vest as to 33% of the shares on the first anniversary of the grant date, 33% of the shares on the second anniversary of the grant date and 34% of the shares on the third anniversary of the grant date. In addition, in connection with Paul McCormick’s appointment to Executive Chairman, on July 1, 2009, Mr. McCormick was granted 300,000 shares of restricted stock with a grant date fair value of $57,000, under the Company’s Stock Option Plan. The restrictions on Mr. McCormick’s shares of restricted stock will lapse in equal installments upon the first and second anniversaries of the date of grant. On May 17, 2010, in connection with his amended employment agreement, Mr. McCormick was granted an additional 100,000 shares of restricted stock with a grant date fair value of $38,000, under the Company’s Stock Option Plan. The restrictions of these shares of restricted stock will lapse on the one year anniversary of the grant date.
     As of December 31, 2010, there was approximately $113,000 of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted average remaining vesting period of 0.9 years. For the years ended December 31, 2010 and 2009, the amount of stock-based compensation expense related to restricted stock was approximately $120,000 and $74,000, respectively. Since shares of restricted stock are subject to cliff vesting those shares that have not vested as of December 31, 2009 and December 31, 2010, have been excluded from the respective issued and outstanding shares and basic earnings per share computations.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of restricted stock activity as of December 31, 2010 and changes during the years ended December 31, 2010 and 2009, is presented below (in thousands):

Unvested Restricted Stock Outstanding at January 1, 2009	—
Granted	1,508
Forfeited	(252)
Vested	—
Unvested Restricted Stock Outstanding at December 31, 2009	1,256

Granted	100
Forfeited	(109)
Vested	(465)
Unvested Restricted Stock Outstanding at December 31, 2010	782

     The following table summarizes stock-based compensation expense related to stock options, ESPP purchases, and restricted stock for the years ended December 31, 2010 and 2009, which was allocated as follows (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Research and development	$21	$14
Sales and marketing	93	97
General and administrative	161	97

	$275	$208

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
     For the years ended December 31, 2010 and 2009, there were approximately 717,000 and 0 potentially dilutive shares, respectively. The potentially dilutive shares are excluded in the earnings per share calculation as the Company is in a loss position and the impact would be anti-dilutive.
Subsequent events
     The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.
   Recently Issued Accounting Standards
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company adopted the guidance on January 1, 2010 and it did not have a material impact on the Company’s consolidated financial statements.
     In February 2010, the FASB issued an update to its accounting guidance regarding subsequent events recognition and disclosure requirements. The guidance amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This guidance became effective for interim and annual periods ending after June 15, 2010. The Company adopted this guidance effective June 30, 2010 and it did not have a material impact on the Company’s consolidated financial statements.
     In April 2010, the FASB issued an update to its accounting guidance regarding Stock Based Compensation. The guidance addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update amends the guidance to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of this guidance on the Company’s financial statements.
3. Inventories:
     Inventories consist of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Raw materials	$111	$141
Work in process	163	192
Finished goods	353	581

	$627	$914

4. Property and Equipment:
     Property and equipment consists of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Computers and equipment	$523	$516
Manufacturing and demonstration equipment	373	334
Leasehold improvements	102	102
Loaned lasers	1,268	1,549

	2,266	2,501
Less accumulated depreciation and amortization	(1,991)	(2,160)

	$275	$341

     Equipment under capital leases of $43,000, net of accumulated amortization of $31,000 at December 31, 2010, is included in property and equipment. Equipment under capital leases of $43,000, net of accumulated amortization of $23,000 at December 31, 2009, is included in property and equipment.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Commitments and Contingencies:
   Operating Lease
     Cardiogenesis entered into a non-cancelable operating lease for an office facility beginning October 1, 2006 extending through November 30, 2011. The minimum future rental payments are as follows (in thousands):

Year Ending December 31,
2011	$120

     Rent expense was approximately $144,000 and $143,000 for the years ended December 31, 2010 and 2009, respectively.
    Research Agreement:
     Effective September 15, 2010, the Company entered into an agreement with the Texas Heart Institute (THI) whereby the Company will sponsor biocompatibility and animal safety studies to support the PHOENIX Investigational Device Exemption to the Food and Drug Administration. In consideration for such services, the Company will pay THI total project funds not to exceed $651,011. The agreement will terminate June 30, 2011 but may be extended for an additional term by the mutual written consent of both parties. The agreement may be terminated by either party upon thirty days written notice.
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
     Pursuant to the terms of the MOU, the Company paid Mr. Quinn a total of approximately $500,000 in 72 equal bi-monthly installments and also paid approximately $51,000 to Mr. Quinn’s counsel as attorney’s fees. At both December 31, 2010 and 2009, $0 is included in accrued liabilities. Mr. Quinn was entitled to retain 689,008 previously issued stock options all of which expired on October 12, 2009.
     In addition, Mr. Quinn will be entitled to statutory indemnification and any indemnification required by the Company’s bylaws relating to his services on the Board of Directors of the Company. The MOU also provides that both parties will not disparage each other.
     As previously reported, CardioFocus, Inc. or CardioFocus filed a complaint in the United States District Court for the District of Massachusetts against the Company and a number of other companies. In the complaint, CardioFocus alleges that Cardiogenesis and the other defendants had previously violated patent rights allegedly held by CardioFocus. All of the asserted patents have now expired. CardioFocus is seeking monetary damages from the alleged patent violations.
     On June 13, 2008, Cardiogenesis filed requests for reexamination of the patents being asserted against the Company with the United States Patent and Trademark Office, or USPTO and asserted that prior art had been

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008, the USPTO granted Cardiogenesis’ reexamination requests and those filed by the other named defendants The USPTO has now finally concluded, and CardioFocus is not appealing, the following determinations made in reexamination: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203, or the ‘203, Patent are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780, or the ‘780, Patent are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073, or the ‘073, Patent are unpatentable. However, the USPTO has confirmed three of the patent claims being asserted by CardioFocus against the Company, namely, Claim 2 of the ‘780 Patent and Claims 2 and 7 of the ‘073 Patent. The hearing on claim constriction is scheduled for April 1, 2011. Trial is set to commence on November 7, 2011.
     Cardiogenesis has also filed four (4) further reexamination requests seeking to invalidate the remaining claims of the ‘780 Patent and ‘073 Patent being asserted against Cardiogenesis. All of Company’s reexamination requests have been granted by the USPTO and have raised questions of patentability of the three remaining claims being asserted against the Company. Action on the reexamination requests by the USPTO is expected in the near future.
     The Company intends to defend itself vigorously in this action. At this time, the Company is unable to predict the outcome of this matter. At this time, the Company believes that the outcome of this matter will not have a material adverse effect on its financial position, result of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by the Company or will not result in a material liability.
     Except as described above, the Company is not a party to any material legal proceeding.
6. Accrued Liabilities:
     Accrued liabilities consist of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Accrued legal expenses, unvouchered	$199	$8
Accounts payable, unvouchered	156	105
Warranty reserve	10	7
Accrued rent	15	24
Accrued audit and tax fees	56	69
Accrued other	95	86

	$531	$299

7. Accrued Salaries and Related:
     Accrued salaries and related consist of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Accrued commissions	$236	$199
Incentive compensation	309	232
Accrued benefits	4	11
Accrued vacation	174	162

	$723	$604

8. Deferred Revenue:
     Cardiogenesis recognizes revenue related to extended warranty service contracts over the life of the contract. Deferred service revenue as of December 31, 2010 and 2009, was $500,000 and $554,000, respectively.
     The Company also deferred revenue related to customer purchase commitments under a third party leasing agreement. Revenue will be recognized as the customer purchases handpieces, with any residual revenue being recognized upon expiration of the agreement on December 31, 2011. Deferred revenue related to this third party leasing agreement as of December 31, 2010 and 2009, was $184,000 and $190,000, respectively.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Note Payable:
     In September 2009, the Company entered into an agreement to finance $158,000 related to certain insurance policies. The note bore a 3.68% annual interest rate. Principal and interest payments of approximately $18,000 were due and paid in nine monthly installments. As of December 31, 2010, the remaining principal balance was $0.
     In September 2010, the Company entered into another agreement to finance $199,000 related to certain insurance policies. The note bears a 4.95% annual interest rate. Principal and interest payments of approximately $22,500 are due and payable in nine monthly installments, with the final installment due June 1, 2011. As of December 31, 2010, the remaining principal balance was $111,000.
10. Shareholders’ Equity:
   Issuances of Common Stock:
     During the years ended December 31, 2010 and 2009, the Company did not issue any shares of common stock related to stock option exercises.
     During the year ended December 31, 2010, the Company did not issue any shares of common stock in connection with purchases under the ESPP. During the year ended December 31, 2009, the Company issued 62,496 shares of common stock in connection with purchases under the ESPP.
    Warrants:
     In January 2004, the Company sold 3,100,000 shares of common stock to private investors for a total price of $2,700,000. The Company also issued warrants to purchase 3,100,000 additional shares of common stock at a price of $1.37 per share, which were fully vested upon issuance and expired in January 2009. The warrants were immediately exercisable.
     In October 2004, Cardiogenesis issued a warrant to purchase an aggregate of 2,640,000 shares of the Company’s common stock at a price of $0.50 per share, with a term of 7 years, to a former note holder in connection with a note payable.
     During the years ended December 31, 2010 and 2009, no warrants were issued, exercised or cancelled.
    Options Granted to Employees:
     During the year ended December 31, 2010, the Company issued approximately 470,000 options to purchase shares of the Company’s common stock to certain officers, directors, and employees with a weighted average exercise price of $0.36, a 10 year expiration term, and vesting terms ranging from 1 to 3 years. During the year ended December 31, 2009, the Company issued approximately 968,000 options to purchase shares of the Company’s common stock to certain officers, directors, and employees with a weighted average exercise price of $0.17, a 10 year expiration term, and vesting terms ranging from 1 to 3 years.
    Shareholder Rights Plan:
     The Company has a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals, thereby entrenching current management and possibly depressing the market price of its common stock. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved in advance by its Board of Directors. In addition, the Company’s articles of incorporation authorize the Board of Directors, subject to any limitations prescribed by law, to issue shares of preferred stock in one or more series without shareholder approval.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
    Stock Option Plan:
     Cardiogenesis maintains a Stock Option Plan, which provides for grants of incentive options and restricted stock which may be granted to employees and nonstatutory options which may be granted to employees and consultants retained by the Company. As of December 31, 2010, Cardiogenesis had reserved a total of 11,100,000 shares of common stock for issuance under this plan and 3,553,000 shares remain available for issuance. Under the plan, options may be granted at not less than fair market value, as determined by the Board of Directors and restricted stock is issued at a price as determined by the Board of Directors. Options generally vest over a period of three years and expire ten years from date of grant and restricted stock generally vests over a period of three years. No shares of common stock issued under the plan are subject to repurchase while restricted shares are subject to repurchase.
    Directors’ Stock Option Plan:
     Cardiogenesis maintains a Directors’ Stock Option Plan which provides for the grant of nonstatutory options to directors who are not officers or employees of the Company. As of December 31, 2010, Cardiogenesis had reserved 1,025,000 shares of common stock for issuance under this plan and 310,000 shares remain available for issuance. Under this plan, options are granted at the trading price of the common stock at the date of grant. Options generally can vest immediately or up to thirty-six months and expire ten years from date of grant. No shares of common stock issued under the plan are subject to repurchase.
    Employee Stock Purchase Plan:
     The Company’s ESPP was adopted in April 1996 and amended in July 2005. The Company suspended the ESPP effective May 15, 2009. As of December 31, 2009, a total of 1,500,000 common shares are authorized and reserved for issuance under this plan, as amended, but as of December 31, 2009, there are no remaining shares available for purchase.
11. Employee Retirement Plan:
     Cardiogenesis maintains a 401(k) plan for its employees. The plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Board of Directors. For the years ended December 31, 2010 and 2009, employer contributions of approximately $0 and $3,000, respectively, were made to the plan.
12. Segment Disclosures:
     The Company operates in one business segment. The principal markets for the Company’s products are in the United States. International sales occur primarily in Europe, Mexico, and Asia and amounted to approximately $100,000 and $98,000 for the years ended December 31, 2010 and 2009, respectively. International sales represent less than 1% total sales for each of the years ended December 31, 2010 and 2009, respectively. The majority of international sales are denominated in U.S. Dollars. All of the Company’s long-lived assets are located in the United States.

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Income Taxes:
     Significant components of Cardiogenesis’ deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2010	2009
Net operating losses	$51,689	$53,813
Credits	3,196	3,242
Research and development	—	—
Reserves	257	277
Accrued liabilities	573	422
Depreciation/Amortization	286	261

Net deferred tax assets	56,001	58,015
Less valuation allowance	(56,001)	(58,015)

Net deferred tax assets	$—	$—

     A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31:

	2010	2009
Statutory federal income tax rate	34%	34%
State income taxes, net of federal benefit	4%	4%
Meals and entertainment expenses	(3%)	(2%)
Incentive stock options	(3%)	(3%)
Return to accrual adjustments	(1%)	(116%)
Change in blended state rate	6%	(21%)
Change in federal valuation allowance	(38%)	(102.4%)

Provision for income taxes	(1.2%)	(1.6%)

     The Company has established a valuation allowance to the extent of its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $147,800,000 and $28,600,000, respectively, to offset future tax liabilities. In addition, the Company had federal and state credit carryforwards of approximately $2,200,000 and $1,500,000 available to offset future tax liabilities. The Company’s net operating loss carryforwards, as well as federal credit carryforwards, will expire at various dates through 2030, if not utilized. Research and experimentation credits carry forward indefinitely for state purposes. The Company also has manufacturer’s investment credits for state purposes of approximately $2,000.
     The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that the sale of common stock in its initial public offering and the merger with Cardiogenesis resulted in changes in ownership which could restrict the utilization of the carryforwards.
     The deferred tax assets as of December 31, 2010 include a deferred tax asset of $41,000 representing net operating losses arising from the exercise of stock options by Cardiogenesis employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to shareholders’ equity.
     Current accounting guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has analyzed filing positions in each of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified the U.S. federal and California as its “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service examination of its 2007 through 2009 U.S. federal income tax returns, and remains subject to California Franchise Tax Board examination of its 2006 through 2009 California Franchise Tax Returns. However, the Company has certain tax attribute carryforwards which will

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.
     The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. However, further consideration was given to the possibility of undetected nexus due to oversight or the presence of property in various states and that taxes, penalties, and interests should be assessed in the case of such occurrences. Since the Company has had a long standing history of losses, it does not expect to incur income taxes as opposed to franchise taxes under state examination. In arriving at its conclusion, the Company evaluated that a liability for certain income tax positions of approximately $5,000 and $2,000 be recorded for the years ended December 31, 2009 and 2010, respectively, as it appears the Company would not likely be subject to income taxes under examination, but may be subject to state minimum taxes imposed for nexus. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. At December 31, 2010, the Company accrued interest related to the uncertain tax positions. The Company does not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months.
14. Related Party Transactions:
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

CARDIOGENESIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Slepian provided consulting services relating to basic and clinical scientific initiatives as well as development of certain scientific and educational materials. In consideration for such services, the Company paid Dr. Slepian $50,000 for the year ended December 31, 2009. The agreement expired December 31, 2009.
     The Company entered into another consulting agreement with Dr. Marvin Slepian, a member of the Company’s Board of Directors, on April 1, 2010 and effective as of March 24, 2010. Pursuant to the agreement, Dr. Slepian provided consulting services at the Company’s direction related to basic and clinical scientific initiatives as well as development of certain scientific and educational materials. In consideration for such services, the Company paid Dr. Slepian $400 per hour up to a maximum of $2,500 per day. The agreement may be terminated by either party upon thirty days written notice. The Company paid Dr. Slepian a total of $17,500 for consulting services performed in the year ended December 31, 2010.
15. Risks and Concentrations:
     Cardiogenesis sells its products primarily to hospitals and other healthcare providers in North America, Europe and Asia. Cardiogenesis performs ongoing credit evaluations of its customers and generally does not require collateral. Although Cardiogenesis maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2010, one customer, who purchased a laser in December, individually accounted for approximately 12% of gross accounts receivable. At December 31, 2009, no customer individually accounted for more than 10% of gross accounts receivable. For the year ended December 31, 2010, no customer individually accounted for 10% or more of net revenues. For the year ended December 31, 2009, one customer, an equipment leasing company that leases to hospitals, individually accounted for 15% of net revenues.
     As of December 31, 2010, approximately $969,000 of the Company’s cash and cash equivalents were maintained in treasury mutual funds, and approximately $893,000 of the Company’s cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk.
     After giving effect to the increased FDIC insurance, at December 31, 2010, the Company’s uninsured cash totaled approximately $1,612,000.
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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission on March 12, 2010).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 10, 2004).

4.1	Rights Agreement, dated as of August 17, 2001, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 20, 2001).

4.2	First Amendment to Rights Agreement, dated as of January 17, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 18, 2002).

4.3	Second Amendment to Rights Agreement, dated as of January 21, 2004, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2004).

4.4	Third Amendment to Rights Agreement, dated October 26, 2004, between the Company and Equiserve Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).

4.5	Common Stock Purchase Warrant, dated October 21, 2004 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2004).

10.1	Form of Indemnification Agreement by and among the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-03770), as amended, filed with the Commission on April 18, 1996).

10.2*	Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).

10.3*	Form of Stock Option Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 4, 2005).

10.4*	Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).

10.5*	Form of Stock Option Agreement under the Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2009).

10.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 21, 2006).

10.7	Standard Industrial/Commercial Multi-Tenant Lease, dated as of August 8, 2006, between the Company and John Robert Meehan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).

10.8*	Employment Agreement, dated as of July 30, 2007, between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).

10.8.1*	First Amendment to Employment Agreement, dated as of July 1, 2009, by and between the Company and Richard P. Lanigan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).

10.9*	Employment Agreement, dated as of July 30, 2007, between the Company and William R. Abbott (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 2007).

10.10*	Employment Agreement, dated July 1, 2009, by and between the Company and Paul J. McCormick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2009).

10.11*	Amendment to Employment Agreement, dated May 17, 2010, by and between the Company and Paul J. McCormick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 19, 2010).

Exhibit No.	Description
10.12*	Consulting Agreement, dated April 1, 2010, by and between the Company and Dr. Marvin Slepian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 5, 2010).

10.13	Form of Restricted Stock Purchase Agreement under the Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2009).

21.1	List of Subsidiaries

23.1	Consent of Windes & McClaughry Accountancy Corporation

23.2	Consent of KMJ Corbin & Company LLP

24.1	Power of Attorney (included in the signature page)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and18 U.S.C. Section 1350

*	These exhibits are identified as management contracts or compensatory plans or arrangements of Cardiogenesis pursuant to Item 15(a)(3) of Form 10-K.