Form 10-K/A
period 2010-12-31
Cardiogenesis Corp /CA
filed 2011-04-29
CIK 863680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1 to Form 10-K

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
          Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☑ No
     As of June 30, 2010, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $13,188,843.
     As of April 29, 2011, there were 46,564,910 shares of common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

EXPLANATORY NOTE
     This Amendment No. 1 amends the Annual Report on Form 10-K of Cardiogenesis Corporation (the “Company,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2010 (“Amendment No. 1”), which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2011 (the “Original Filing”). Since the Company does not anticipate filing its proxy statement for the Company’s 2011 Annual Meeting prior to 120 days after the fiscal year ended December 31, 2010, the Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, 13, and 14 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to this Form 10-K/A.
     The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Form 10-K/A should be read in conjunction with Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
     The Company’s board of directors (the “Company’s Board”) currently consists of five members. The following table sets forth the directors of the Company, their ages, and the positions held by each such person with the Company on April 29, 2011:

Name	Age	Position with Us
Paul J. McCormick	58	Executive Chairman and Director
Raymond W. Cohen	52	Director
Ann T. Sabahat	40	Director
Marvin J. Slepian, M.D.	55	Director
Gregory D. Waller	61	Director
     Set forth below are descriptions of the backgrounds of each director and their principal occupations for at least the past five years and their public-company directorships as of the record date as well as those held during the past five years. With respect to each director, the Company has also provided in their biographical information below the experience and qualifications that led to the conclusion that they should serve as a director in light of the Company’s business and structure.
     Paul J. McCormick was named Executive Chairman of the Company’s Board and the Company’s principal executive officer effective in July, 2009, and has served on the Company’s Board since April 2007. Mr. McCormick currently serves on the board of directors of Cambridge Heart, Inc., a publicly reporting company, as well as Cianna Medical, Inc., which is privately-held. Mr. McCormick served in various management positions with Endologix, Inc., including as President and Chief Executive Officer from May 2002 until May 2008. Prior to that, he held various management positions at Progressive Angioplasty Systems, Heart Technology, Trimedyne Inc., and U.S. Surgical Corporation. Mr. McCormick previously served on the board of directors of Endologix, Inc., a publicly reporting company, from 2002 to 2010. Mr. McCormick holds a B.A. degree in economics from Northwestern University.
     Mr. McCormick brings to the Company’s Board extensive business, managerial, executive and leadership experience in the medical device industry, serving in various positions including chief executive officer a publicly reporting medical device company. In addition, Mr. McCormick has served on other boards of directors of publicly reporting companies.
     Raymond W. Cohen was appointed to the Company’s Board on December 1, 2008. Mr. Cohen currently serves as the chief executive officer of Minnow Medical, Inc., a privately held company developing novel radiofrequency thermoplasty technology directed towards patients with occlusive disease in their peripheral arteries and veins, since 2010. Mr. Cohen previously served as chief executive officer and director of Symphony Medical, Inc., a privately held company that develops therapies to treat heart failure and cardiac abnormalities, from May 2006 to 2010. Mr. Cohen also serves as a director of BioLife Solutions, Inc., a manufacturer of cyropreservation products used for human cell and tissue preservation and is a publicly reporting company. Mr. Cohen served as a member of the board of directors of Cardiac Science Corporation, a publicly reporting company, from August 2005 to August 2009. Mr. Cohen was the chief executive officer of Cardiac Science, Inc. and a member of its board of directors from January 1997 to August 2005. Prior to joining Cardiac Science, Inc. in 1997, Mr. Cohen held various executive and sales and marketing positions in firms that manufactured and marketed non-invasive diagnostic cardiology products. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton and is an Accredited Public Company Director since 2004, having completed the Director Training & Certification Program at the Anderson Graduate School of Management of the University of California, Los Angeles.

     Mr. Cohen has extensive experience in senior management in the medical device industry, where he has served as chief executive officer of numerous companies. In particular, Mr. Cohen has significant experience in and building internal sales and marketing functions. Mr. Cohen has also served on the board of directors of other publicly reporting companies, including as Chairman of the Board.
     Ann T. Sabahat became a member of the Company’s Board in April 2008. Ms. Sabahat has been the Vice President of Finance for Shelly Automotive Group, a privately held automobile dealership, since 2011. Ms. Sabahat has been the Corporate Controller and Director of Tax for Universal Building Products, Inc., a privately held building products company, from 2006 to 2010. From 1999 to 2006, Ms. Sabahat served as Director of Tax of Sybron Dental Specialties, Inc., a publicly reporting company until it was acquired by Danaher Corporation in 2006. Prior to serving as Director of Tax at Sybron Dental Specialties, Inc., she was employed in various capacities as an auditor and tax analyst. Ms. Sabahat is a Certified Public Accountant who holds a Master Degree in Taxation as well as an undergraduate degree in accounting.
     Ms. Sabahat has extensive financial and accounting experience and is an “audit committee financial expert” as such term is defined under applicable SEC rules.
     Marvin J. Slepian, M.D. became a member of the Company’s Board in December 2003. Since 1991, Dr. Slepian has taught medicine at the University of Arizona and currently serves as a Clinical Professor of Medicine and Director of Interventional Cardiology at the Sarver Heart Center at the University of Arizona. Dr. Slepian is a Co-Founder, Chairman, Chief Scientific and Medical Officer of SynCardia Systems, Inc., a privately held company that manufacturers a complete artificial heart for patients with end-stage heart disease. He was also one of the founders of Focal, Inc., which developed novel polymer-based therapeutics for surgery and angioplasty, including the world’s first synthetic tissue sealant, and was acquired by Genzyme, Inc. in April 2001. Dr. Slepian received a Bachelor of Arts degree from Princeton University in 1977 and a Medical Doctor degree from the University of Cincinnati College of Medicine in 1981. He completed his residency in internal medicine at New York University School of Medicine/Bellevue Hospital where he was also chief resident. In addition, Dr. Slepian was a Clinical and Research Fellow in the Cardiology Division of the John Hopkins University School of Medicine and participated in a second fellowship in Interventional Cardiology at the Cleveland Clinic Foundation. Dr. Slepian also received additional post-doctoral training in chemical engineering and polymer chemistry at Washington University and Massachusetts Institute of Technology.
     Dr. Slepian’s experience as an interventional cardiologist is extremely valuable to the Company’s Board. Dr. Slepian brings a unique perspective to the Company’s Board regarding current developments in the Company’s industry and acceptance of new technologies. In addition to his medical and academic background, Dr. Slepian has been a founder of numerous medical device companies.
     Gregory D. Waller was appointed to the Company’s Board in April 2007. Mr. Waller is currently an Independent Financial Consultant. Mr. Waller was previously the Chief Financial Officer of Universal Building Products, Inc., a privately held building products company, from 2006 to 2010. Mr. Waller served as Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., from August 1993 to May 2005 and was formerly the Vice President and Treasurer of Kerr, Ormco Corporation and Metrex. Mr. Waller joined Ormco Corporation in December 1980 as Vice President and Controller and served as Vice President of Kerr European Operations from July 1989 to August 1993. Mr. Waller also serves on the board of directors and is Chairman of the Audit Committee of Endologix, Inc. Mr. Waller has previously served on the boards of directors of Biolase Technology, Inc., Clarient, Inc., SenoRx, Inc. and Alsius Corporation, all of which were publicly reporting companies.
     Mr. Waller brings to the Company’s Board his extensive senior management experience in the medical device industry and is an “audit committee financial expert” as such term is defined under applicable SEC rules. He served as chairman of the audit committees of numerous healthcare companies.

The Company’s executive officers are as follows:

Name	Age	Position
Paul J. McCormick	57	Executive Chairman
William R. Abbott	54	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Richard P. Lanigan	51	Executive Vice President, Marketing
     Set forth below are descriptions of each executive officer, other than Mr. McCormick.
     William R. Abbott joined the Company as Senior Vice President, Chief Financial Officer, Secretary and Treasurer in May 2006. From 1997 to 2005, Mr. Abbott served in several financial management positions at Newport Corporation, most recently as Vice President of Finance and Treasurer. Prior to that, Mr. Abbott served as Vice President and Corporate Controller of Amcor Sunclipse North America, Director of Financial Planning for the Western Division of Coca-Cola Enterprises, Inc. and Controller of McKesson Water Products Company. Mr. Abbott also spent six years in management positions at PepsiCo, Inc. after beginning his career with PricewaterhouseCoopers, LLP. Mr. Abbott has a Bachelor of Science degree in accounting from Fairfield University and a Masters in Business Administration degree from Pepperdine University.
     Richard P. Lanigan has been the Company’s Executive Vice President, Marketing since July 2009. From 1997 to July 2009, Mr. Lanigan served in a variety of different capacities with the Company, including President, Senior Vice President of Operations, Senior Vice President of Marketing and Vice President of Government Affairs and Business Development. Prior to that, Mr. Lanigan served in various positions with Stryker Endoscopy and Raychem Corporation. Mr. Lanigan served in the United States Navy where he completed six years of service as Lieutenant in the Supply Corps. Mr. Lanigan has a Bachelor of Business Administration from the University of Notre Dame and a Masters of Science in Systems Management from the University of Southern California.
Family Relationships
     There are no family relationships among the Company’s directors or executive officers.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by the Company or written representations from certain reporting persons, the Company believes that, except for one late filing by each of Messrs. Abbott and Lanigan in April 2010, all of the Company’s executive officers, directors and ten percent shareholders complied with all applicable filing requirements during the year ended December 31, 2010.
MATERIAL CHANGES TO PROCEDURES FOR SHAREHOLDER NOMINATION TO THE BOARD OF DIRECTORS
PARENT DESIGNEES TO THE CARDIOGENESIS BOARD OF DIRECTORS
     The Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) on April 14, 2011, with CryoLife, Inc., a Florida corporation (“Parent”) and CL Falcon, Inc., a Florida corporation (“Merger Sub”). The Merger Agreement provides that, effective upon the acceptance for payment of such number of shares of the Company’s common stock, no par value (the “Shares”), validly tendered in the tender offer (the “Offer”) that represents at least 49.9% the then issued and outstanding Shares and from time to time thereafter, Parent will be entitled to designate the number of directors (the “Parent Designees”), rounded up to the next whole number, to the Company’s Board as will give Parent representation on the Company’s Board equal to the product of the total number of directors on the Company’s Board (giving effect to the directors elected pursuant to this sentence) and the percentage that the number of Shares beneficially owned by Parent and/or Merger Sub following such purchase bears to the total number of Shares outstanding, and the Company will cause Parent’s designees to be elected or appointed as directors of the Company, including increasing the size of the Company’s Board and seeking and accepting the resignations of incumbent directors. Notwithstanding the foregoing, until the effective time of the Merger, the Company’s Board will always have at least three directors who are not employed by the Company and who are not officers, directors, employees, or designees of Parent or Merger Sub or any of their affiliates. As a result, Parent will have the ability to designate a majority of the Company’s Board following the consummation of the Offer.
     Parent has informed the Company that it will choose the Parent Designees from the table of persons set forth below. The following table, prepared from information furnished to the Company by Parent, sets forth, with respect to each individual who may be designated by Parent as a Parent Designee, the name, age of the individual as of April 1, 2011, present principal occupation and employment history during the past five years. Each individual set forth in the table below is a citizen of the United States. Parent has informed the Company that each such individual has consented to act as a director of the Company, if so appointed or elected. If necessary, Parent may choose additional or other Parent Designees, subject to the requirements of Rule 14f-1 under the Exchange Act. Unless otherwise indicated below, the business address of each such person is CryoLife, Inc., 1655 Roberts Boulevard, NW, Kennesaw, Georgia 30144.
     None of the individuals listed below has, during the past ten years, (i) been convicted in a criminal proceeding or (ii) been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws.

Name of Director	Age	Employment History for Past Five Years
Steven G. Anderson	72
Steven G. Anderson, a founder of Parent, has served as Parent’s Chairman of the Board, President, and Chief Executive Officer since its inception. Mr. Anderson has more than 25 years of experience in tissue preservation and more than 40 years of experience in the medical device industry. Prior to founding Parent, Mr. Anderson was Senior Executive Vice President and Vice President, Marketing, from 1976 until 1983, of Intermedics, Inc. (now Boston Scientific Corporation), a manufacturer and distributor of pacemakers and other medical devices.

Thomas F. Ackerman	56
Thomas F. Ackerman has served as a Director of Parent since December 2003. Mr. Ackerman is Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (NYSE: CRL), a position he has held since 2005. Charles River Laboratories is a leading global provider of solutions that accelerate the drug discovery and development process, including research models and associated services, and outsourced preclinical services.

James S. Benson	72
James S. Benson has served as a Director of Parent since December 2005. Mr. Benson retired from the Advanced Medical Device Association (“AdvaMed”, formerly known as The Health Industry Manufacturers Association, “HIMA”) in July 2002 as Executive Vice President for Technical and Regulatory Affairs.

Daniel J. Bevevino	51
Daniel J. Bevevino has served as a Director of Parent since December 2003. From 1996 until March of 2008, Mr. Bevevino served as the Vice President and Chief Financial Officer of Respironics, Inc. (Nasdaq: RESP), a company that develops, manufactures and markets medical devices used primarily for the treatment of patients suffering from sleep and respiratory

Name of Director	Age	Employment History for Past Five Years

disorders, where he was employed since 1988. From March 2008 to December 31, 2009, Mr. Bevevino was employed by Philips as the Head of Post-Merger Integration — Respironics, as well as in various operating capacities, to help facilitate the integration of the combined companies. He is currently an independent consultant providing interim chief financial officer services in the life sciences industry.

Ronald C. Elkins, M.D	74
Ronald C. Elkins, M.D. has served as a Director of Parent since January 1994. Dr. Elkins is Professor Emeritus, Section of Thoracic and Cardiovascular Surgery, University of Oklahoma Health Sciences Center. Dr. Elkins has been a physician at the Health Science Center since 1971, and was Chief, Section of Thoracic and Cardiovascular Surgery, from 1975 to 2002.

Ronald D. McCall, Esq.	74
Ronald D. McCall, Esq. has served as a Director of Parent since January 1984 and served as its Secretary and Treasurer from 1984 to 2002; however, Mr. McCall has never been an employee of the Parent and did not receive any compensation for his service as Secretary and Treasurer of the Parent other than the Parent’s standard compensation provided to Directors. From 1985 to the present, Mr. McCall has been the owner of the law firm of Ronald D. McCall, P.A., based in Tampa, Florida.

Harvey Morgan	69
Harvey Morgan has served as a Director of Parent since May 2008. Mr. Morgan has more than 40 years of investment banking experience, with significant expertise in strategic advisory services, mergers and acquisitions, private placements, and underwritings. He has been a Managing Director of the investment banking firm Bentley Associates, L.P. since 2004. Mr. Morgan also serves on the Boards of Family Dollar Stores, Inc. (NYSE: FDO) and Cybex International, Inc. (Nasdaq: CYBI).

Jeffrey W. Burris	39
Jeffrey W. Burris was appointed to the position of Vice President and General Counsel of Parent in February 2010. Mr. Burris has been with Parent since February 2008, serving as General Counsel from February of 2008 until February 2010. From 2003 to 2008, Mr. Burris served as Senior Legal Counsel and Legal Counsel for Waste Management, where he was the responsible attorney for acquisitions and divestitures for Waste Management’s Southern Group.

Scott B. Capps	44
Scott B. Capps was appointed to the position of Vice President of Clinical Research of Parent in November 2007. Prior to this position, Mr. Capps served as Vice President, General Manager of CryoLife Europa, Ltd. in the United Kingdom from February 2005 to November 2007.

David M. Fronk	47	David M. Fronk was appointed to the position of Vice President of Regulatory Affairs and Quality Assurance of Parent in April 2005.

Albert E. Heacox, Ph.D.,	60
Albert E. Heacox, Ph.D., was appointed to the position of Senior Vice President of Research and Development of Parent in December 2004. Dr. Heacox has been with Parent since June 1985 and served as Vice President of Laboratory Operations from June 1989 to December 2004. Dr. Heacox was promoted to Senior Vice President in December of 2000.

D. Ashley Lee, CPA	46	D. Ashley Lee, CPA, has served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of Parent since November 2004.

Gerald B. Seery	54	Gerald B. Seery has served as Senior Vice President of Sales and Marketing of Parent since October 2005.
     It is expected that the Parent Designees may assume office at any time following the acceptance and payment of the Shares pursuant to the Offer, and that, upon assuming office, the Parent Designees will thereafter constitute at least a majority of the Company’s Board.

Audit Committee
     The members of the Audit Committee are Mr. Waller (Chairman), Mr. Cohen, and Ms. Sabahat, all of whom are independent as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules, as well as Section 10A(m) of the Exchange Act and Rule 10A-3 promulgated thereunder. The Company’s Board has determined that each member of the Audit Committee is an “audit committee financial expert” as defined in SEC regulations. The Audit Committee had five separate meetings during the year ended December 31, 2010. The Company’s Board has adopted a written charter for the Audit Committee, a copy of which is available on the Company’s website (www.cardiogenesis.com).
     Among other things, the Audit Committee:
•	oversees the Company’s financial reporting and internal control processes, as well as the independent audit of the Company’s consolidated financial statements by the Company’s independent registered public accounting firm;

•	appoints, determines compensation for and oversees the work of the independent auditors;

•	approves the services performed by the independent auditors;

•	assists the Company’s Board in its oversight of the Company’s compliance with legal and regulatory requirements;

•	approves related party transactions; and

•	prepares the report that SEC rules require be included in the Company’s annual proxy statement.
CODE OF BUSINESS CONDUCT AND ETHICS
     The Company has established a Code of Business Conduct and Ethics to help its officers, directors and employees comply with the law and maintain the highest standards of ethical conduct. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of the Company. All of the Company’s officers, directors and employees must carry out their duties in accordance with the policies set forth in the Code of Business Conduct and Ethics and with applicable laws and regulations. A copy of the Code of Business Conduct and Ethics can be accessed on the internet via the Company’s website at www.cardiogenesis.com. The Company intends to post any amendments to, and waivers from, the Code of Business Conduct and Ethics to the Company’s website at www.cardiogenesis.com within five days following the date of such amendment or waiver.
SHAREHOLDER COMMUNICATIONS
     Shareholders may submit communications to the Company’s Board, its Committees or the Executive Chairman or any of its Committees or any individual members of the Company’s Board by addressing a written communication to: Board of Directors, c/o Cardiogenesis Corporation, 11 Musick, Irvine, California, 92618. Shareholders should identify in their communication the addressee, whether it is the Company’s Board, its Committees or the Executive Chairman or any of its Committees or any individual member of the Company’s Board. Shareholder communications will be forwarded to the Company’s Secretary. The Company’s Secretary will forward a copy of the communication to the addressee on the Company’s Board or, if the communication is addressed generally to the Company’s Board, to the Executive Chairman.

Item 11. Executive Compensation.
Summary Compensation Table
     The following table summarizes aggregate amounts of compensation paid or accrued by the Company for the year ended December 31, 2010 for services rendered by the Company’s principal executive officer, principal financial officer and each of the Company’s other executive officers whose compensation exceeded $100,000 as of December 31, 2010. The Company refers to these persons as “named executive officers” elsewhere in this Amendment No. 1 or the Original Filing.

				Stock		Nonequity
Name and Principal	Fiscal			Awards	Option	Incentive Plan	All Other
Position	Year	Salary ($)		($)(1)	Awards ($)(1)	Compensation ($)	Compensation ($)		Total ($)
Paul J. McCormick	2010	$225,000	(2)	$38,000	$29,000	$—	$1,290	(5)	$293,290
Executive Chairman and Principal Executive Officer	2009	$125,000		$57,000	$9,000	$—	$72,319	(3)	$263,319

Richard P. Lanigan(4)	2010	$225,000		$—	$—	$68,720	$1,159	(5)	$294,879
Executive Vice President,	2009	$236,250		$23,798	$27,500	$20,250	$1,345	(5)	$309,143
Marketing and former President	2008	$247,500			$—	$11,138	$8,068	(5)	$266,706

William R. Abbott	2010	$200,000		$—	$—	$61,084	$1,111	(5)	$262,195
Senior Vice President,	2009	$200,000		$19,231	$19,250	$39,204	$1,261	(5)	$278,946
Chief Financial Officer, Secretary and Treasurer	2008	$200,000		—	—	$9,000	$8,281	(5)	$217,281

(1)	The amounts shown are the grant date fair value of stock or option awards, as applicable, granted in the year indicated as computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair values in 2010 and 2009, see Note 2, “Summary of Significant Accounting Policies — Summary of Assumptions and Activity”, to the Notes to Consolidated Financial Statements included in the Original Filing.

(2)	Mr. McCormick was appointed as the Company’s Executive Chairman effective July 1, 2009. His Employment Agreement provided for an annual base salary of $250,000. This Employment Agreement was amended in 2010 to reduce the annual base salary to $200,000 effective July 1, 2010.

(3)	Pursuant to a Consulting Agreement entered into on January 15, 2009 and which was terminated on June 30, 2009, Mr. McCormick was entitled to receive a monthly consulting fee of $8,000 per month and reimbursement of health insurance premiums for Mr. McCormick and his family. The amount shown for Mr. McCormick consists of (i) $44,000 in monthly consulting fees under the Consulting Agreement, (ii) $7,674 paid as reimbursement for health insurance premiums under the Consulting Agreement, (iii) $20,000 for retainers and meeting fees for service on the Company’s Board and its committees prior to being appointed Executive Chairman and (iv) $645 for life insurance premiums paid by us.

(4)	Pursuant to an amendment to his employment agreement with the Company, Mr. Lanigan’s position changed from President to Executive Vice President, Marketing, effective as of July 1, 2009.

(5)	These amounts represent life insurance premiums paid by the Company in fiscal year 2010 and life insurance premiums and matching contributions under the Company’s 401(k) plan paid by the Company in fiscal year 2009.

Summary of Employment Agreements with Named Executive Officers
     Employment Agreement with Mr. McCormick
     On June 24, 2009, the Company’s Board appointed Paul McCormick, a member of the Company’s Board, to serve as the Executive Chairman of the Company’s Board and principal executive officer of the Company effective July 1, 2009. Mr. Lanigan ceased being the Company’s President as of such date. In connection with his appointment, the Company entered into an employment agreement with Mr. McCormick. On May 17, 2010, the Company entered into an amendment to that employment agreement, pursuant to which the Company and Mr. McCormick agreed to change his annual base salary to $200,000 beginning July 1, 2010, which represented a decrease of $50,000 per year. Mr. McCormick is entitled to receive certain benefits which will include, at a minimum, medical insurance for Mr. McCormick and his spouse, as well as no less than three weeks paid vacation per year. In addition, Mr. McCormick will also be reimbursed for all reasonable expenses incurred by him in respect of his services to the Company. The employment agreement has an initial term of one year, which term will be automatically renewed for successive additional one year periods, unless terminated upon 30 days written notice by either Mr. McCormick or the Company.
     In the event of a termination for “cause,” as defined below, or in the event of a resignation without “good reason,” as defined below (other than in connection with a “change of control” or “corporate transaction,” as such terms are defined below), Mr. McCormick is only entitled to receive any accrued but unpaid base salary and benefits through the date of termination. In the event of a termination by the Company without “cause” or by Mr. McCormick with “good reason,” or in the event of a termination by the Company in connection with a “change of control” or a “corporate transaction,” Mr. McCormick is entitled to receive (i) the remainder of his then current base salary for the remainder of the then current term and (ii) any payments for unused vacation and reimbursement expenses, which are due, accrued or payable at the date of Mr. McCormick’s termination.
     Under Mr. McCormick’s employment agreement, the following terms have the following meanings:
     “Cause” means:
•	willful misconduct by Mr. McCormick causing material harm to the Company or repeated failure by him to follow the reasonable directives of the Company’s Board (or a designated committee thereof), but only if, in either case, Mr. McCormick shall not have discontinued such misconduct or failure within thirty (30) days after receiving written notice from the Company describing the misconduct or failure and stating that we will consider the continuation of such misconduct or failure as cause for termination of the agreement;
•	any material act or omission by Mr. McCormick involving gross negligence in the performance of his duties to, or material deviation from any of the policies or directives of, the Company, other than a deviation taken in good faith by Mr. McCormick for the Company’s benefit;
•	any illegal act by Mr. McCormick which materially and adversely affects the business of the Company, provided that we may suspend Mr. McCormick with pay while any allegation of such illegal act is investigated; or
•	any felony committed by Mr. McCormick, as evidenced by conviction thereof, provided that we may suspend Mr. McCormick with pay while any allegation of such felonious act is investigated.

“Good Reason” means:
•	without Mr. McCormick’s prior written consent, a reduction in his then current base salary;
•	without Mr. McCormick’s prior written consent, the assignment to him of duties substantially and materially inconsistent with the position and nature of his employment as set forth in the employment agreement; or

•	without Mr. McCormick’s prior written consent, a relocation of his place of employment outside of Orange County, California.
     “Change of Control” means a change in ownership or control of the Company effected through the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s shareholders which the Board does not recommend such shareholders to accept.
     “Corporate Transaction” means either of the following shareholder-approved transactions to which the Company is a party:
•	merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction; or
•	the sale, transfer or other disposition of all or substantially all of the Company’s assets in complete liquidation or the Company’s dissolution.
     The employment agreement also provides that all outstanding options will accelerate and become exercisable in full and all rights of repurchase with respect to restricted stock (if any) shall terminate in the event of a change of control or a corporate transaction. Mr. McCormick’s employment agreement replaces the Consulting Agreement he previously entered into with the Company, which was simultaneously terminated.
     Also on May 17, 2010, in connection with the amendment to Mr. McCormick’s employment agreement, the Board granted him 100,000 shares of restricted stock and 100,000 options under the Company’s Stock Option Plan. The restrictions on Mr. McCormick’s shares of restricted stock will lapse in upon the first anniversary of the date of grant and the options vest upon the first anniversary of the date of grant.
     Employment Agreement with Mr. Lanigan
     On July 30, 2007, we entered into a written employment agreement with Mr. Lanigan. On June 24, 2009, we entered into an amendment to that employment agreement, pursuant to which we and Mr. Lanigan agreed to: (i) change his position from President to Executive Vice President, Marketing, and (ii) change his annual base salary to $225,000, which represented a decrease of $22,500 per year.
     Pursuant to the terms of Mr. Lanigan’s employment agreement, as amended, the Company agreed to set his annual discretionary target bonus at 30% of his base salary (both of which reflected his base salary and target bonus then in effect). In addition, the agreement provided that Mr. Lanigan’s benefits were to remain unchanged and include, at a minimum, medical insurance (including prescription drug benefits) for Mr. Lanigan and his spouse, as well as no less than three weeks of paid vacation per year. On January 7, 2010, the Company’s Board approved the payment of an incentive bonus to Mr. Lanigan for the 2009 fiscal year of $20,250, an amount which represents approximately 9% of his base salary for 2009 or approximately 30% of his maximum target bonus opportunity. On the same day, the Company’s Board also set Mr. Lanigan’s maximum discretionary target bonus for fiscal year 2010 to 30% of his base salary, or $67,500. See the section entitled “Bonus Plan” below for more information regarding the bonus paid to Mr. Lanigan.
     The Company’s employment agreement with Mr. Lanigan also provides for certain payments following the termination of his employment with the Company. In the event the Company terminates Mr. Lanigan’s employment with the Company for “Cause,” or in the event of a resignation without “Good Reason” (other than in connection with a Change of Control or Corporate Transaction, as described above), the Company is obligated to pay Mr. Lanigan only his accrued but unpaid base salary and benefits through the date of termination. In the event the

Company terminates his employment without “Cause” or Mr. Lanigan terminates his employment with the Company for “Good Reason,” the Company is obligated to pay Mr. Lanigan the following:
•	accrued but unpaid salary and benefits through the date of termination;
•	a severance payment in an amount equal to six months of his then-current base salary;
•	a prorated payment equal to the target bonus amount for which he would be eligible for the year in which such resignation or termination occurred, and
•	continuation of certain insurance benefits for six months.
     In addition, to the extent not already vested, all options to purchase shares of the Company’s Common Stock and restricted stock shall vest by six additional months.
     In the event the Company terminates Mr. Lanigan’s employment in connection with a “Change of Control” or a “Corporate Transaction” or Mr. Lanigan terminates his employment with the Company following a Change in Control or Corporate Transaction under certain circumstances, the Company is obligated to pay Mr. Lanigan the following:
•	accrued but unpaid salary and benefits through the date of termination;
•	a severance payment in an amount equal to 12 months of his then-current base salary;
•	payment equal to the target bonus amount for which he would be eligible for the year in which such resignation or termination occurred; and
•	continuation of certain insurance benefits for 12 months.
     In addition, to the extent not already vested, all options to purchase shares of the Company’s Common Stock and restricted stock shall vest in full.
     The definitions of “Cause,” “Good Reason,” “Change of Control” and “Corporate Transaction” are substantially the same as those summarized above under the section entitled “Employment Agreement with Mr. McCormick”.
     Employment Agreement with Mr. Abbott
     On July 30, 2007, the Company entered into an employment agreement with Mr. Abbott. The terms of the Company’s employment agreement with Mr. Abbott are substantially the same as the terms of the Company’s agreement with Mr. Lanigan, discussed above, provided, however, that the initial base salary to be paid to Mr. Abbott upon execution of his agreement with the Company was $200,000 per year. See section entitled “Bonuses” below for more information regarding the bonus paid to Mr. Abbott.
Bonus Plan
     The Compensation Committee awards bonuses to the Company’s executive officers to reward superior performance. For fiscal 2010, the Company paid incentive bonuses to its executive officers based on annual discretionary bonus targets established by the Company’s Compensation Committee each year. These target amounts represented the maximum percentage of base salary that would be paid as incentive bonuses to each of the Company’s named executive officers and, following the completion of the Company’s fiscal year, the Compensation Committee was authorized to award incentive bonuses to the Company’s executive officers up to the pre-established target amount. For fiscal 2010, the Compensation Committee approved the payment of incentive bonuses for Mr. Lanigan and Mr. Abbott of $68,720 and $61,084, respectively, representing approximately 30.5% and 30.5% of their respective base salaries, or 101.8% and 101.8% of their target bonus opportunity, respectively.
     On January 22, 2010, the Company’s Compensation Committee approved the establishment of a 2010 Bonus Plan pursuant to which each of the named executive officers and certain employees of the Company will be eligible to earn bonus compensation based on 2010 company performance.

     Each of Messrs. Lanigan and Abbott is entitled to receive a target bonus equal to 30% of his base salary. Upon recommendation of the Compensation Committee, the Company’s Board, at its discretion, will approve the amount of the total funding of the Bonus Plan based on the Company achieving a certain revenue target. If the target revenue is achieved, Messrs Lanigan and Abbott will be entitled to receive their full target bonus. If less than the target revenue is achieved, but the Company achieves a minimum revenue target, Messrs. Lanigan and Abbott will be entitled to receive a pro rata portion of their target bonus (with the minimum target revenue equaling 0% and the target revenue equaling 100%). The Bonus Plan allows for achievement in excess of 100% if the revenue target is exceeded. If the minimum revenue target is not achieved, no payments will be due under the Bonus Plan.
     Mr. McCormick is not currently entitled to receive any bonus payments under his employment agreement or the 2010 Bonus Plan, though the Company reserves the right to award Mr. McCormick a bonus in various circumstances in its sole discretion.
Stock Option Plan and Certain Other Compensation
     The Compensation Committee believes that the Company’s Stock Option Plan is an essential tool to link the long-term interests of shareholders and employees, especially executive management, and serves to motivate executives to make decisions that will, in the long run, give the best returns to shareholders. The maximum aggregate number of shares of the Company’s Common Stock which may be issued and sold under the Company’s Stock Option Plan is 11,100,000 shares. Of this amount, 4,505,000 shares were available for issuance as of December 31, 2010. Stock options are generally granted when an executive joins us, with subsequent grants also taking into account the individual’s performance and the vesting status of previously granted options. These options typically vest over a three year period and are granted at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. The sizes of initial option grants are based upon the position, responsibilities and expected contribution of the individual. This approach is designed to maximize shareholder value over a long term, as no benefit is realized from the option grant unless the price of the Company’s Common Stock has increased over a number of years.
     For the benefit of all of the Company’s regular, full-time employees, including the Company’s named executive officers, the Company also maintains life and long-term disability insurance, medical benefits and a 401(k) plan. The plan allows eligible employees to defer up to 60% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the plan. The plan provides for employer contributions at the discretion of the Company’s Board. For the years ended December 31, 2010 and 2009, employer contributions of approximately $0 and $3,000, respectively, were made to the plan.

Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth information regarding outstanding shares of the Company’s Common Stock underlying both exercisable and unexercisable stock options and unvested stock awards held by each named executive officer, as of December 31, 2010.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities				Number of		Market Value
	Underlying	Underlying		Option		Shares or		of Shares or
	Unexercised	Unexercised		Exercise	Option	Units of Stock		Units of Stock
	Options (#)	Options (#)		Price	Expiration	That Have		That Have
Name	Exercisable	Unexercisable		($)	Date	Not Vested (#)		Not Vested ($)
Paul J. McCormick	22,500	—		$0.33	4/18/2017
	7,500	—		$0.29	5/19/2018
	50,000	—		$0.22	5/20/2019
		100,000	(1)	$0.38	5/17/2020
						150,000	(2)	$70,000	(3)
Richard P. Lanigan	11,806	—		$2.57	5/14/2011
	13,194	—		$2.57	5/14/2011
	13,890	—		$1.01	8/2/2011
	11,110	—		$1.01	8/2/2011
	22,917	—		$0.91	5/31/2012
	14,583	—		$0.91	5/31/2012
	74,332	—		$0.32	1/7/2013
	58,802	—		$0.32	1/7/2013
	83,333	—		$0.70	6/24/2013
	16,667	—		$0.70	6/24/2013
	50,000	—		$1.03	2/26/2014
	75,000	—		$0.54	1/14/2015
	100,000	—		$0.50	3/21/2016
	112,500	37,500	(4)	$0.30	1/3/2017
	152,778	97,222	(5)	$0.13	2/23/2019
						63,779	(6)	$17,858	(3)
William R. Abbott	100,000	—		$0.49	5/15/2016
	75,000	25,000	(4)	$0.30	1/3/2017
	106,944	68,056	(5)	$0.13	2/23/2019
						51,539	(6)	$14,431	(3)

(1)	Options vest on first anniversary of date of grant.

(2)	300,000 shares vest in two equal installments one each of the first two anniversaries of the date of grant, which was July 1, 2009. 100,000 shares vest in on the first anniversary of the date of grant, which was May 17, 2010.

(3)	Based on a closing price of $0.28 per share on December 31, 2010.

(4)	Options vest at 25% per year on each of the first four anniversaries of the date of grant.

(5)	Options vest one-third on the first anniversary of the grant date with the remaining two-thirds vesting on a monthly basis thereafter.

(6)	33% of the shares vest on the first and second anniversaries of the date of grant and 34% of the shares vest on the third anniversary of the date of grant.
Director Compensation
     The compensation payable to each of the Company’s non-employee directors is as follows: each non-employee director receives an annual retainer of $12,000 (payable quarterly) and a per meeting fee of $2,500 for each regularly scheduled quarterly meeting of the Company’s Board attended in person by such director as well as reimbursement for travel expenses associated with attendance at any such meeting or $1,250 for each meeting attended telephonically.
     In addition, the Chairman of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee receive an additional annual retainer of $5,500, $5,500 and $2,000 per year, respectively (payable quarterly). Members of the Audit Committee, other than the Chairman, receive an additional annual retainer of $2,500 (payable quarterly). Each member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives a fee of $1,000 for each regularly scheduled separate meeting of such Committee attended in person or telephonically.
     Effective July 1, 2009, Mr. McCormick, the Company’s Chairman of the Board, became the Company’s Executive Chairman and no longer received any meeting fees or retainers for his service on the Company’s Board or any committee of the Company’s Board.
     In addition, each non-employee director receives an option grant of 50,000 shares of the Company’s Common Stock upon his or her election to the Company’s Board and subsequent option grants of 50,000 shares upon his or her re-election each year (provided that such re-election is at least six months after the date of initial election to the Company’s Board). The exercise price is the closing price of the Company’s Common Stock on the date prior to the grant date. Initial option grants vest as to one-third of the shares on each anniversary of the grant date until fully vested. Subsequent option grants vest in full on the first anniversary of the date of grant.
     The following table sets forth information concerning the compensation of the Company’s directors during the year ended December 31, 2010:

	Fees Earned
	or Paid	Option
Name	in Cash ($)	Awards ($)(1)	Total ($)
Paul J. McCormick (2)	$—	$—	$—
Raymond W. Cohen	$42,250	$14,500	$56,750
Ann T. Sabahat	$36,750	$14,500	$51,250
Marvin J. Slepian, M.D.	$20,500	$14,500	$35,000
Gregory D. Waller	$39,750	$14,500	$54,250

(1)	The amounts shown are the grant date fair value of option awards granted in the year indicated as computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair values in 2010, see Note 2, “Summary of Significant Accounting Policies — Summary of Assumptions and Activity”, to the Company’s Notes to Consolidated Financial Statements included in the Original Filing.

(2)	The fees reflected in this table are for each person’s service on the Company’s Board. Mr. McCormick draws no compensation for his service on the Company’s Board. Please see the Summary Compensation Table above for a more complete description of Mr. McCormick’s compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The table below sets forth information known to the Company regarding the beneficial ownership of the Company’s Common Stock as of March 25, 2011 by each of the following:
•	each person known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding Common Stock;
•	each named executive officer;
•	each of the Company’s directors; and
•	all executive officers and directors as a group.

	Shares of Common Stock
	Beneficially Owned(1)
		Percentage
Name and Address of Beneficial Owner(2)	Number	Ownership(3)
5% Shareholders:
Perkins Capital Management, Inc.(4)	11,325,000	24.3%
Non-Employee Directors:
Raymond W. Cohen (5)	65,000	*
Ann T. Sabahat(6)	122,500	*
Marvin J. Slepian, M.D.(7)	252,500	*
Gregory D. Waller(8)	130,000	*
Named Executive Officers:
Paul J. McCormick(9)	1,158,926	2.5%
Richard P. Lanigan(10)	1,090,029	2.3%
William R. Abbott(11)	397,288	*
All directors and executive officers as a group (7 persons)(12)	3,216,243	6.6%

*	Less than 1%.

(1)	Except as otherwise indicated and subject to applicable community property and similar laws, the table assumes that each named owner has the sole voting and investment power with respect to such owner’s shares (other than shares subject to options). Shares of the Company’s Common Stock subject to options currently exercisable or exercisable within 60 days of March 25, 2011 are deemed outstanding for purposes of computing the beneficial ownership by the person holding such options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

(2)	Unless otherwise indicated, the principal address of each of the shareholders above is Cardiogenesis Corporation, 11 Musick, Irvine, California, 92618.

(3)	Percentage ownership is based on 46,638,421 shares of Common Stock outstanding as of March 25, 2011.

(4)	The number of shares of Common Stock beneficially owned or of record has been determined solely from information reported on a Schedule 13G/A filed with the SEC on February 9, 2011. The business address of Perkins Capital Management, Inc. is 730 East Lake Street, Wayzata, Minnesota, 55391.

(5)	Consists of shares of Common Stock subject to stock options that are exercisable within 60 days of March 25, 2011.

(6)	Consists of shares of Common Stock subject to stock options that are exercisable within 60 days of March 25, 2011.

(7)	Consists of shares of Common Stock subject to stock options that are exercisable within 60 days of March 25, 2011.

(8)	Consists of shares of Common Stock subject to stock options that are exercisable within 60 days of March 25, 2011.

(9)	Includes 180,000 shares of Common Stock subject to stock options that are exercisable within 60 days of March 25, 2011.

(10)	Includes 858,134 shares of Common Stock subject to stock options that are exercisable within 60 days of March 25, 2011.

(11)	Includes 331,250 shares of Common Stock subject to stock options that are exercisable within 60 days of March 25, 2011.

(12)	Represents shares of Common Stock beneficially owned by all directors, named executive officers, and the Company’s other executive officers as of March 25, 2011, as a group. Includes 1,939,384 shares of Common Stock subject to options that are exercisable within 60 days of March 25, 2011.
     The information regarding securities authorized for issuance under the Company’s equity compensation plans, was set forth in Item 5 of the Original Filing under the heading “Equity Compensation Plans.”
EQUITY COMPENSATION PLANS
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)	(d)
Number of
Securities
Remaining
Available for Future
	Number of		Issuance under
	Securities to be		Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding	Total of Securities
	Outstanding	Outstanding	Securities Reflected	Reflected in
Plan Category	Options	Options	in Column (a))	Columns (a) and (c)
Equity compensation plans approved by security holders(1)	3,200,134	0.43	3,862,623	7,062,757

(1)	Consists of: (i) the Stock Option Plan and the Director Stock Option Plan and (ii) the Employee Stock Purchase Plan. The Board of Directors suspended the Employee Stock Purchase Plan effective May 15, 2009. There are currently no shares available for issuance under the Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Determination of Director Independence
          Although the Company is not currently subject to the NASDAQ listing standards, the Company applies such standards with respect to the structure of the Company’s Board and its committees. The Company has determined that all of the Company’s directors satisfy the current “independent director” standards established under Rule 5605(a)(2) of the NASDAQ Listing Rules, except for Mr. McCormick, who is the Company’s Executive Chairman and principal executive officer. In making this determination, the Company considered Dr. Slepian’s consulting arrangement with us, pursuant to which he received $17,500 in fees for consulting services performed during the year ended December 31, 2010.
Certain Relationships and Related Transactions
          Since January 1, 2010, there have been no transactions in which the Company was, or is, a participant in which the amount involved exceeded the lesser of $120,000 or one percent of average total assets and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.
Item 14. Principal Accountant Fees and Services.
          September 30, 2010, the Audit Committee of the Company’s Board approved the dismissal of KMJ Corbin & Company LLP (“KMJ”), as the Company’s independent registered public accounting firm and approved the appointment and engagement of Windes & McClaughry Accountancy Corporation (“Windes”) to serve as the Company’s independent registered public accounting firm.
          In connection with the audit of the Company’s financial statements for the year ended December 31, 2009, and in the subsequent interim period through September 30, 2010, the date of the dismissal of KMJ, (i) there were no disagreements with KMJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KMJ’s satisfaction, would have caused KMJ to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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
     The following is a description of aggregate fees billed by KMJ and Windes for each of the past two fiscal years.

	Windes &
	McClaughry
	Accountancy	KMJ Corbin &
	Corp	Company LLP
	2010	2010(3)	2009
Audit Fees(1)	$12,000	$81,500	$93,500
Audit-Related Fees			—
Tax Fees(2)	—	$19,515	$16,010
All Other Fees	—	$2,000	—
Total Fees	$12,000	$103,015	$109,510

(1)	Represents amounts paid for professional services rendered for the audit of the Company’s financial statements for such periods and the review of the financial statements included in the Company’s Quarterly Reports during such periods.
(2)	Represents amounts paid for tax compliance services, including filing tax returns and estimated tax payments.
(3)	Represents fees billed to the Company by KMJ as the Company’s independent registered public accounting firm through September 30, 2010.
     On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested, if any. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent registered public accounting firm.
     The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by the Company’s independent registered public accounting firm, subject to the exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee has considered whether the services provided by its independent registered public accounting firm are compatible with maintaining the independence of the independent registered public accounting firm and has concluded that the independence of both the Company’s independent public accounting firm is maintained and is not compromised by the services provided.

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

Date: April 29, 2011